Form 10-Q
period 1996-03-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1996-05-14
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                                --------------

[   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number  1-12514
                        -------
                 American Real Estate Investment Corporation
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Maryland                               84-1246585
       -----------------------------------           ---------------------
 (State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No.)

              1670 Broadway, Suite 3350, Denver, Colorado  80202
              --------------------------------------------------
                   (Address of principal executive offices)
                    ----------------------------------------

                                (303) 869-4700
                        ------------------------------
                          (Issuer's telephone number)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No ___
                                                                 ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes ______    No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,100,839
                                                  -----------------

  Transitional Small Business Disclosure Format (check one):
Yes ___  No  X
            ---

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------


PART I.   FINANCIAL INFORMATION

Item 1.                   Financial Statements

             Consolidated Condensed Balance Sheet
             (unaudited) as of
             March 31, 1996                                                  3

             Consolidated Condensed Statements of
             Operations (unaudited)
             for the three months ended March 31, 1996 and                   4
             March 31, 1995

             Consolidated Condensed Statements of Cash
             Flows (unaudited)
             for the three months ended March 31, 1996 and                   5
             March 31, 1995

             Notes to Consolidated Condensed Financial                       6
             Statements (unaudited)

Item 2.      Management's Discussion and Analysis or Plan                    8
             of Operation

PART II.     OTHER INFORMATION                                               13

SIGNATURES                                                                   13


               AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEET
                       (Unaudited)

                                                                                         March 31,
ASSETS                                                                                      1996
- ------                                                                               -------------------
Investment in real estate:
    Land                                                                             $         8,624,135
    Buildings and improvements                                                                38,753,585
                                                                                      ------------------
                                                                                              47,377,720
    Less: Accumulated depreciation                                                            (3,343,113)
                                                                                      ------------------
                                                                                              44,034,607
    Investment in partnership                                                                  1,328,842
                                                                                      ------------------
        Total investment in real estate                                                       45,363,449

Cash & cash equivalents                                                                          675,939
Restricted cash                                                                                  883,017
Accounts receivable                                                                              209,978
Other assets, net                                                                                454,170
                                                                                      ------------------
        Total assets                                                                 $        47,586,553
                                                                                     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
    Mortgage notes payable                                                           $        33,278,228
    Other notes payable                                                                        6,372,328
    Accrued interest                                                                             185,680
    Accrued property taxes                                                                       426,802
    Accrued expenses and other liabilities                                                       549,225
    Security deposits                                                                            275,332
                                                                                      ------------------
        Total liabilities                                                                     41,087,595
                                                                                     ===================
Commitments and contingencies

Minority interest                                                                              2,284,786

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no preferred shares issued and outstanding                                                       0
    Common stock, $.001 par value; 30,000,000 shares authorized;
      1,100,839 common shares issued and outstanding                                               1,101
    Additional paid-in capital                                                                 5,199,940
    Cumulative net income                                                                        921,740
    Cumulative dividends                                                                      (1,908,609)
                                                                                      ------------------
        Total shareholders' equity                                                             4,214,172
                                                                                      ------------------
        Total liabilities and shareholders' equity                                   $        47,586,553
                                                                                     ===================


The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                            Three months                Three months
                                                                               ended                        ended
                                                                           March 31, 1996               March 31, 1995
                                                                        ------------------            ------------------
Revenues:
    Rents and fees                                                      $        2,503,281            $        2,360,644
    Other income                                                                    70,415                        74,421
                                                                        ------------------            ------------------
        Total revenues                                                           2,573,696                     2,435,065
                                                                        ------------------            ------------------
Operating expenses:
    Repairs and maintenance                                                        132,078                       149,097
    Property taxes                                                                 103,217                       113,043
    Property management fees                                                        88,953                        83,860
    Utilities                                                                      288,576                       257,883
    Payroll                                                                        232,761                       192,242
    Other property operations                                                      238,080                       227,994
    General and administrative                                                     176,591                       145,119
    Depreciation and amortization                                                  324,889                       320,130
                                                                        ------------------            ------------------
        Total operating expenses                                                 1,585,145                     1,489,368
                                                                        ------------------            ------------------
Financing expenses:
    Non-related party interest expense                                              982,131                       914,226
    Related party interest expense                                                       0                       133,562
                                                                        ------------------            ------------------
        Total financing expenses                                                   982,131                     1,047,788
                                                                        ------------------            ------------------

Equity in earnings from investment
    in partnership                                                                 160,604                       123,470
                                                                        ------------------            ------------------
Net income before minority interest                                                167,024                        21,379

Minority interest                                                                        0                             0
                                                                        ------------------            ------------------
Net income                                                              $          167,024            $           21,379
                                                                        ==================            ==================

Primary earnings per share                                              $             0.15            $             0.02
                                                                        ==================            ==================
Fully diluted earnings per share                                        $             0.10            $             0.01
                                                                        ==================            ==================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Three months                  Three months
                                                                              ended                         ended
                                                                             March 31,                     March 31,
                                                                               1996                          1995
                                                                        ------------------            ------------------
Operating Activities:
  Net income                                                                $    167,024                 $      21,379
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation & amortization                                                339,728                       338,393
      Common stock compensation                                                   40,500                        40,500
      Cash used in operating assets                                              (77,770)                      (52,578)
      Cash provided by (used in) operating liabilities                           125,554                      (165,341)
                                                                        ------------------            ------------------
Net cash provided by operating activities                                        595,036                       182,353
                                                                        ------------------            ------------------

Investing Activities:
  Cash provided by (used in) investment in real estate                           (67,521)                       23,132
                                                                        ------------------            ------------------
Net cash provided by (used in) investing activities                              (67,521)                       23,132
                                                                        ------------------            ------------------

Financing activities:
  Dividends paid                                                                (231,531)                     (221,719)
  Minority interest distributions                                               (167,311)                     (163,351)
  Repayment of notes payable                                                     (88,692)                      (87,114)
                                                                        ------------------            ------------------
Net cash used in financing activities                                           (487,534)                     (472,184)
                                                                        ------------------            ------------------
Net increase (decrease) in cash and cash equivalents                              39,981                      (266,699)
Cash and cash equivalents, beginning of period                                   635,958                     1,263,280
                                                                        ------------------            ------------------
Cash and cash equivalents, end of period                                        $675,939                      $996,581
                                                                        ==================            ==================



Supplemental Disclosure of Cash
Flow Information:

  Cash paid for interest                                                        $818,827                      $714,515
                                                                        ==================            ==================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies


 Basis of Presentation

          The accompanying financial statements include the account balances as of March 31, 1996 and the activity for the three months ended March 31, 1996 and March 31, 1995 for the Company on a consolidated basis. Certain prior year balances may have been reclassified to conform with the current year presentation.

          The unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation.


 Allocations of Income and Distributions of Cash

          All income of the Operating Partnership for the three months ended March 31, 1996 and March 31, 1995 was allocated to the Company, therefore there were no allocations to the minority interest for such periods. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder.

          The Company has the right to cause the Operating Partnership to distribute all or any portion of its "net operating cash flow" (as defined) to the partners as determined from time to time. The Company, in its capacity as general partner, will make this determination. The Company is required to use its best efforts to cause the Operating Partnership to distribute sufficient amounts to enable the Company to pay shareholders dividends that will satisfy the REIT requirements and avoid any Federal income tax or excise tax liabilities for the Company.


 Revenue Recognition

          Revenues, consisting primarily of rentals for apartments, are recognized on the accrual basis of accounting.

 Earnings per Share

          Primary earnings per share were calculated based on weighted average shares outstanding of 1,096,057 and 1,080,684 for the periods ended March 31, 1996 and March 31, 1995, respectively. Fully diluted earnings per share were calculated based on weighted average shares outstanding upon conversion of the limited partner interests, or a total of 1,732,242 and 1,792,008 shares for the three months ended March 31, 1996 and March 31, 1995, respectively.


2. Company Strategy and Operations

          The Company continues to explore various corporate strategies and opportunities, including a possible sale, merger, recapitalization or restructuring of the Company. At present the Company has not entered into any specific agreements with respect to any transaction.

          The Company received its cash distributions relating to cash flow from Emerald Pointe apartments for the period from June 1, 1995 to December 31, 1995 which had been deposited into a special reserve account in relation to a dispute between the Company and the managing general partner. The Company is continuing its attempt to resolve the matter relating to the lawsuit commenced during 1995 by the Company's co-general partner in the partnership that owns Emerald Pointe apartments.



3. Subsequent Events

          The Company announced on May 10, 1996 that it had declared a cash dividend of $.2125 per share for operations relating to the quarter ended March 31, 1996 payable on June 4, 1996 to shareholders of record on May 24, 1996.

Management's Discussion and Analysis or Plan of Operation



Overview

          The following discussion should be read in conjunction with the consolidated financial statements of American Real Estate Investment Corporation (the "Company"), including Notes to Consolidated Condensed Financial Statements. The Company presently owns either a full or partial interest in multifamily residential properties which comprise an aggregate of 2,142 units, or almost triple the 726 wholly owned units at inception in November, 1993.



Results of Operations

          The following discussion of results of operations relates to the consolidated operations of the Company for the three months ended March 31, 1996 and March 31, 1995. Certain items for the three months ended March 31, 1995 were reclassified for comparability to the current reporting classifications for the same period in 1996.


Three months ended March 31, 1996 compared to three months ended March 31, 1995

          The following discussion relates to 1996 and 1995 amounts which represent the three months ended March 31, 1996 and March 31, 1995, respectively, on a consolidated basis for the Company.

          Rents and fees revenues increased to $2,503,281 for the three months ended March 31, 1996 from $2,360,644 for the three months ended March 31, 1995, primarily as a result of an increase in rental rates, especially at Timberleaf and Quadrangles.

          Other income decreased for the three months ended March 31 from $74,421 in 1995 to $70,415 in 1996. A cable television and telephone agreement relating to the properties, excluding Emerald, was executed during the three months ended March 31, 1995, generating additional one time revenues in the form of other income in 1995, resulting in a decrease in other income in 1996. Quadrangles experienced slightly higher other income in 1996, partially offsetting the decrease resulting from the cable television and telephone fees recognized in 1995.

          Repairs and maintenance decreased from $149,097 to $132,078 for the three months ended March 31, 1995 and March 31, 1996, respectively. Substantially all of this decrease relates to lower repairs and maintenance expenses for Timberleaf and Quadrangles in 1996 after certain capital improvements were completed at the properties following their acquisition.

          Property taxes were $103,217 and $113,043 for the three months ended March 31, 1996 and March 31, 1995, respectively. The decrease resulted from an adjustment relating to slightly lower property taxes on the Denver properties by the various taxing authorities.

          Property management fees increased from $83,860 for the three months ended March 31, 1995 to $88,953 for the three months ended March 31, 1996 due to the higher rents and fees revenues, primarily for Timberleaf and Quadrangles.

          Utilities increased from $257,883 to $288,576, respectively, for the three months ended March 31, 1995 and 1996 as a result of higher utility costs for all properties. In addition, the months of January and February of 1995 were unseasonably mild in Denver, resulting in lower utility expenses in 1995.

          Other property operations for the three months ended March 31, increased from $227,994 in 1995 to $238,080 in 1996, primarily as a result of an increase in payroll costs for all properties.

          General and administrative expenses increased from $145,119 to $176,591 for the three months ended March 31, 1995 and March 31, 1996, respectively, as a result of several factors. The Company's insurance policy for directors' and officers' liability coverage was in place for the full quarter during 1996, whereas in 1995 the policy was in effect for only one month. There was also an increase in salaries and wages in 1996 which contributed to the higher general and administrative expenses.

          Depreciation and amortization expenses for the three months ended March 31 increased from $320,130 in 1995 to $324,889 in 1996 primarily as a result of the additional depreciation relating to the capital improvements completed on the properties during the past twelve calendar months, primarily at Timberleaf and Quadrangles.

          Total financing expenses decreased from $1,047,788 to $982,131 for the three months ended March 31, 1995 and March 31, 1996, respectively. The decrease in financing expenses resulted primarily from lower interest rates on the Company's bank loan facilities. The Company also refinanced the mortgage note payable collateralized by Americana on April 27, 1995 with a loan from General Electric Capital Corporation ("GECC"). Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles. This also explains the increase in non-related party interest expense from $914,226 for the three months ended March 31, 1995 to $982,131 for the three months ended March 31, 1996 and the decrease in related party interest expense from $133,562 to zero, respectively, for the same two periods.

          For the three months ended March 31 net income increased to $167,024 in 1996 from $21,379 in 1995, which was a consequence of the higher revenues and lower interest expense in 1996.

Liquidity and Capital Resources

          The primary source of cash during the three months ended March 31, 1996 was the Company's cash from operations. Principal cash outflows for the same three month period were dividends paid to holders of common stock, distributions to limited partners (i.e. minority interest distributions) and interest payments.

          The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations. The Company believes that its cash from operations will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

          The Company had outstanding indebtedness of approximately $39,651,000 as of March 31, 1996, representing three non-recourse mortgage notes payable aggregating $33,278,000, a bank installment loan with a balance of approximately $5,873,000 and a bank line of credit with a balance of $500,000.

          One mortgage note payable, collateralized by Americana, bears interest at GECC's composite commercial paper rate plus 3.75%, adjusted on a monthly basis, and matures on April 30, 2000. The mortgage note payable requires monthly interest payments, in addition to quarterly principal payments based on a stipulated percentage of the excess cash flow, as defined, from Americana.
The note contains a 1% prepayment penalty from April 27, 1996 to April 26, 1997 and no prepayment penalty from April 27, 1997 to maturity. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000, the maturity date. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles. The GECC loan proceeds were also used to pay the prepayment penalty of $242,605 relating to this first mortgage refinancing.

          A non-recourse mortgage note payable, collateralized by Timberleaf, bears interest at 9.0% per annum payable monthly and matures in 2004. Through March 20, 2003, such note may only be prepaid upon payment of all principal and accrued interest and a prepayment penalty calculated in accordance with a formula based on the yield rate of a certain U.S. Treasury security. Thereafter there is a 1% prepayment penalty through maturity. At maturity on April 1, 2004, a balloon payment of approximately $5,822,000 will be payable.

          A non-recourse mortgage note payable, collateralized by Quadrangles, which is a financing by the Department of Housing and Urban Development, bears interest at 6.35% per annum payable monthly and matures in 2026. The note cannot be prepaid prior to June, 2003 and thereafter contains a prepayment penalty as follows: 2% from June, 2003 to May, 2004; 1% from June, 2004 to May, 2005; 0% thereafter. At maturity on May 1, 2026, the note will be fully amortized.

          The Company refinanced the bank line of credit collateralized by Sedona and International in the form of two separate loan facilities on August 31, 1995. The two new loans bear interest at the bank's prime rate plus 0.50%, which is 50 basis points lower than the original line of credit. The first loan facility is a $500,000 bank line of credit which bears interest at the bank's prime rate plus 0.50%, adjusted on a daily basis, and matures on August 31, 1996. Monthly interest payments are required during the term of this loan, and, in addition, the line of credit must be reduced to a zero balance on any date prior to maturity. The second loan facility is a bank loan in the amount of $5,904,143 which bears interest at the bank's prime rate plus 0.50%, adjusted on a daily basis. This loan requires monthly principal and interest payments based on a 25 year amortization period. The note can be prepaid at any time without penalty and matures on August 31, 1998.

          The Company may continue to seek additional multifamily investment opportunities. To finance such potential acquisitions the Company may seek to enter into secured borrowings or to sell additional equity interests in the Company. There can be no assurance such arrangements can be entered into or that additional capital will be available. In addition, the Company may offer in exchange for such properties its shares of Common Stock or additional limited partnership interests in the Operating Partnership which may be exchangeable for Common Stock of the Company under the terms of the Operating Partnership agreement. The Company may also use other sources of capital to finance such acquisitions, including non-distributed funds from operations or the issuance of debt securities. There can be no assurance such financing can be obtained. The Company has no material commitments for additional capital improvements to the Properties.

          See the accompanying Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


Funds From Operations

          Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The Company's FFO was $535,751 for the three months ended March 31, 1996 as compared to $489,416 for the three months ended March 31, 1995. FFO for the three months ended March 31, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $160,604 from net income before minority interest of $167,024, and then adding depreciation and amortization of $324,889, and adding the Company's FFO allocation from Emerald Vista

Associates, L.P. of $204,442. FFO for the three months ended March 31, 1995 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $123,470 from net income before minority interest of $21,379, and then adding depreciation and amortization of $320,130, adding amortization of loan costs aggregating $75,453, and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $195,924. NAREIT recently clarified the application of its FFO definition and as a result of this new application the loan cost amortization of $75,453 would not be added back to FFO for the three months ended March 31, 1995. The Company has implemented the new application of its FFO definition, effective with the three months ended March 31, 1996 as is evidenced by the FFO calculation described above for the 1996 period wherein amortization of loan costs aggregating $16,984 has not been included in FFO for such period.


Inflation

          Substantially all of the leases at the Properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.

PART II.  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

                   (a) Exhibits filed with this Form 10-QSB - None

                   (b) No report on Form 8-K was filed by the registrant during the fiscal quarter ended March 31, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICAN REAL ESTATE INVESTMENT CORPORATION


                         By: /s/ Evan Zucker
                            ----------------------------------------
                             Evan Zucker
                             President


                         By: /s/ Rick A. Burger
                            ________________________________________
                             Rick A. Burger
                             Treasurer