Form 10-Q
period 1996-06-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1996-08-14
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1996
                               -------------------

[_]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _______________________ to ______________________

Commission file number  1-12514
                       ---------

               American Real Estate Investment Corporation
- --------------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Maryland                                            84-1246585
- -----------------------------------                        ---------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)


              1670 Broadway, Suite 3350, Denver, Colorado  80202
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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X    No ____
                                                                 ----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes ______    No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,105,603
                                                  -----------------

  Transitional Small Business Disclosure Format (check one):
Yes ______  No  X
               ---

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet (unaudited) as
          of June 30, 1996                                                               3

          Consolidated Condensed Statements of Operations (unaudited)
          for the six months ended June 30, 1996 and June 30,
          1995 and the three months ended June 30, 1996 and June 30, 1995                4

          Consolidated Condensed Statements of Cash Flows
          (unaudited) for the six months ended June 30, 1996 and June 30, 1995           5

          Notes to Consolidated Condensed Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis or Plan of Operation                      8

PART II.  OTHER INFORMATION                                                             14

SIGNATURES                                                                              14

AMERICAN REAL ESTATE INVESTMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)


                                                                                June 30,
                                                                                  1996
                                                                           -------------------
ASSETS
- ------
Investment in real estate:
    Land                                                                      $    8,624,135
    Buildings and improvements                                                    38,889,236
                                                                           -------------------

                                                                                  47,513,371
    Less: Accumulated depreciation                                                (3,683,900)
                                                                           -------------------
                                                                                  43,829,471
    Investment in partnership                                                      1,225,951
                                                                           -------------------
      Total investment in real estate                                             45,055,422

Cash & cash equivalents                                                              706,653
Restricted cash                                                                      712,498
Accounts receivable                                                                  106,200
Other assets, net                                                                    383,513
                                                                           -------------------
      Total assets                                                            $   46,964,286
                                                                           ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
  Mortgage notes payable                                                    $   33,211,046
  Other notes payable                                                            6,351,852
  Accrued interest                                                                 183,392
  Accrued property taxes                                                           218,646
  Accrued expenses and other liabilities                                           450,560
  Security deposits                                                                295,313
                                                                           -------------------
      Total liabilities                                                         40,710,809
                                                                           -------------------

Commitments and contingencies

Minority interest                                                                  2,100,299

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized;
   no preferred shares issued and outstanding                                           0
  Common stock, $.001 par value; 30,000,000 shares authorized;
   1,105,603 common shares issued and outstanding                                   1,106
  Additional paid-in capital                                                     5,240,435
  Cumulative net income                                                          1,054,174
  Cumulative dividends                                                          (2,142,537)
                                                                           -------------------
      Total shareholders' equity                                                 4,153,178
                                                                           -------------------
      Total liabilities and shareholders' equity                            $   46,964,286
                                                                           ===================

The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                       Six months ended              Three months ended
                                                              -----------------------------   -----------------------------
                                                                 June 30,        June 30,        June 30,         June 30,
                                                                  1996             1995            1996            1995
                                                              ------------    -------------   -------------   -------------
Revenues:
    Rents and fees                                            $  4,917,175    $  4,718,123    $  2,413,894    $  2,357,479
    Other income                                                   143,814         165,386          73,399          90,965
                                                              ------------    -------------   -------------   -------------
        Total revenues                                           5,060,989       4,883,509       2,487,293       2,448,444
                                                              ------------    -------------   -------------   -------------
Operating expenses:
    Repairs and maintenance                                        303,378         318,080         171,300         168,983
    Property taxes                                                 211,790         214,442         108,573         101,399
    Property management fees                                       175,453         165,499          86,500          81,639
    Utilities                                                      530,752         486,996         242,176         229,113
    Payroll                                                        431,372         383,505         198,611         191,263
    Other property operations                                      476,475         487,480         238,395         259,486
    General and administrative                                     284,368         270,443         107,777         125,324
    Depreciation and amortization                                  652,260         644,720         327,371         324,590
                                                              ------------    -------------   -------------   -------------

        Total operating expenses                                 3,065,848       2,971,165       1,480,703       1,481,797
                                                              ------------    -------------   -------------   -------------
Financing expenses:
    Non-related party interest expense                           1,954,157       2,021,572         972,026       1,107,346
    Related party interest expense                                       0         200,959               0          67,397
    Loss from debt repayment                                             0         242,605               0         242,605
                                                              ------------    -------------   -------------   -------------
        Total financing expenses                                 1,954,157       2,465,136         972,026       1,417,348
                                                              ------------    -------------   -------------   -------------

Equity in earnings from investment
    in partnership                                                 242,289         240,694          81,685         117,224
                                                              ------------    -------------   -------------   -------------

Net income (loss) before minority interest                         283,273        (312,098)        116,249        (333,477)

Minority interest                                                        0               0               0               0
                                                              ------------    -------------   -------------   -------------

Net income (loss)                                             $    283,273    $   (312,098)   $    116,249    $   (333,477)
                                                              ============    =============   =============   =============

Primary earnings (loss) per share                             $       0.26    $      (0.29)   $       0.11    $      (0.31)
                                                              ============    =============   =============   =============

Fully diluted earnings (loss) per share                       $       0.16    $      (0.29)   $       0.07    $      (0.31)
                                                              ============    =============   =============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Six months                     Six months
                                                                       ended                         ended
                                                                      June 30,                      June 30,
                                                                        1996                          1995
                                                                 ----------------              ----------------
Operating Activities:
  Net income (loss)                                               $     283,273                $     (312,098)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation & amortization                                       678,939                       681,387
      Common stock compensation                                          81,000                        80,999
      Cash provided by operating assets                                 268,760                       319,675
      Cash used in operating liabilities                               (163,574)                     (584,481)
                                                                  ----------------             ----------------
Net cash provided by operating activities                             1,148,398                       185,482
                                                                  ----------------             ----------------

Investing Activities:
  Cash used in investment in real estate                               (227,144)                     (141,160)
  Cash provided by investment in partnership                            126,863                       126,612
                                                                  ----------------             ----------------
Net cash used in investing activities                                  (100,281)                      (14,548)
                                                                  ----------------             ----------------

Financing activities:
  Dividends paid                                                       (465,459)                     (445,960)
  Minority interest distributions                                      (335,613)                     (327,692)
  Proceeds from notes payable                                                 0                    10,310,000
  Repayment of notes payable                                           (176,350)                   (9,934,496)
                                                                  ----------------             ----------------
Net cash used in financing activities                                  (977,422)                     (398,148)
                                                                  ----------------             ----------------
Net increase (decrease) in cash and cash equivalents                     70,695                      (227,214)
Cash and cash equivalents, beginning of period                          635,958                     1,263,280
                                                                  ----------------             ----------------
Cash and cash equivalents, end of period                          $     706,653                $    1,036,066
                                                                  ================             ================


Supplemental Disclosure of Cash
Flow Information:

  Cash paid for interest                                          $   1,627,215                $    2,064,433
                                                                  ================             ================


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Basis of Presentation

     The accompanying financial statements include the account balances as of June 30, 1996 and the activity for the six months ended June 30, 1996 and June 30, 1995 and for the three months ended June 30, 1996 and June 30, 1995 for the Company on a consolidated basis. Certain prior year balances may have been reclassified to conform with the current year presentation.

     The unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation.


 Allocations of Income and Distributions of Cash

     All income of the Operating Partnership for the six months ended June 30, 1996 and June 30, 1995 and for the three months ended June 30, 1996 and June 30, 1995 was allocated to the Company, therefore there were no allocations to the minority interest for such periods. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder.

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


 Earnings per Share

     Primary earnings per share were calculated based on weighted average shares outstanding of 1,098,474 and 1,080,684 for the six months ended June 30, 1996 and June 30, 1995, respectively, and 1,100,891 and 1,085,952 for the three months ended June 30, 1996 and June 30, 1995, respectively. Fully diluted earnings per share were calculated based on weighted average shares outstanding upon conversion of the limited partner interests, or a total of 1,734,659 and 1,792,008 for the six months ended June 30, 1996 and June 30, 1995, respectively, and a total of 1,737,076 and 1,797,276 for the three months ended June 30, 1996 and June 30, 1995, respectively.


2. Company Strategy and Operations

     The Company announced on August 1, 1996 that, through its operating partnership, it has entered into a letter of intent to sell three of its properties located in the Denver, Colorado metropolitan area. The transaction is subject to execution of a definitive purchase agreement and completion of buyer's due diligence and is expected to close within 90 days of the execution of the purchase agreement. The Company is considering various alternatives for the redeployment of the net proceeds and no decision has been made at present

     The Company is continuing its attempt to resolve the matter relating to the lawsuit commenced during 1995 by the Company's co-general partner in the partnership that owns Emerald Pointe apartments.



3. Subsequent Events

     The Company announced on August 13, 1996 that it had declared a cash dividend of $.21375 per share for operations relating to the quarter ended June 30, 1996 payable on September 4, 1996 to shareholders of record on August 23, 1996.

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


Results of Operations

     The following discussion of results of operations relates to the consolidated operations of the Company for the six months ended June 30, 1996 and June 30, 1995 and the three months ended June 30, 1996 and June 30, 1995. Certain operating expenses for the periods ended June 30, 1995 were reclassified for comparability to the current reporting classifications for the same periods in 1996.


Six months and three months ended June 30, 1996 Compared to six months and three months ended June 30, 1995

     Rents and fees revenues increased from $4,718,123 for the six months ended June 30, 1995 to $4,917,175 for the same period in 1996 and from $2,357,479 for the three months ended June 30, 1994 to $2,413,894 for the same period in 1996, primarily as a result of an increase in rental rates and net rental revenues at Quadrangles.

     Other income decreased from $165,386 to $143,814 for the six months ended June 30, 1995 and June 30, 1996, respectively and from $90,965 to $73,399 for the three months ended June 30, 1995 and June 30, 1996, respectively. A cable television and telephone agreement relating to the properties, excluding Emerald Pointe, was executed during the first calendar quarter of 1995, generating additional revenues in 1995, resulting in a decrease in other income in 1996. This decrease was partially offset by slightly higher other income experienced at Quadrangles in the 1996 periods.

     Repairs and maintenance remained relatively stable for both periods, ranging from $318,080 to $303,378 for the six months ended June 30, 1995 and June 30, 1996, respectively, and from $168,983 to $171,300 for the three months ended June 30, 1995 and June 30, 1996, respectively.

     Property taxes were $108,573 and $211,790 for the three months ended June 30, 1996 and the six months ended June 30, 1996, respectively. Property taxes for these same two periods in 1995 were relatively stable at $101,399 and $214,442, respectively.

     Property management fees increased from $165,499 to $175,453 for the six months ended June 30, 1995 and June 30, 1996, respectively, and from $81,639 for the three months ended June 30, 1995 to $86,500 for the three months ended June 30, 1996 primarily due to higher rents and fees revenues for Quadrangles.

     Utilities increased from $486,996 to $530,752, respectively, for the six months ended June 30, 1995 and June 30, 1996 and from $229,113 to $242,176, respectively, for the three months ended June 30, 1995 and June 30, 1996 as a result of slightly higher utility costs for all properties.

     Payroll increased to $431,372 for the six months ended June 30, 1996 from $383,505 for the six months ended June 30, 1995 and from $191,263 to $198,611, respectively for the three months ended June 30, 1996 and June 30, 1995 primarily as a result of employee turnover costs associated with new management personnel at three of the Denver area properties.

     Other property operations remained relatively stable for the six months ended June 30, ranging from $487,480 in 1995 to $476,475 in 1996 and from $259,486 in 1995 to $238,395 in 1996 for the three months ended June 30.

     General and administrative expenses increased slightly from $270,443 to $284,368 for the six months ended June 30, 1995 and June 30, 1996, primarily as a result of the company's directors and officers liability insurance policy which was in place for the entire period in 1996 and for only four months in 1995, along with an increase in salaries and wages in 1996. General and administrative expenses decreased from $125,324 to $107,777 for the three months ended June 30, 1995 and June 30, 1996, respectively, primarily as a result of the timing of various expenses between the first and second calendar quarters of 1995 and 1996. Certain expenses were incurred during the first quarter of 1996 whereas such expenses were not incurred until the second quarter of 1995 and this is reflected in the overall stability in general and administrative expenses for the six months ended June 30, 1995 and June 30, 1996.

     Depreciation and amortization expense remained relatively stable at $644,720 for the six months ended June 30, 1995 and $652,260 for the six months ended June 30, 1996 and for the three months ended June 30 at $324,590 in 1995 and $327,371 in 1996.

     Total financing expenses for the six month periods ended June 30 in 1995 and 1996 decreased from $2,465,136 to $1,954,157 and from $1,417,348 to $972,026 for the three months ended June 30, 1995 and June 30, 1996, respectively. The decrease in financing expenses resulted from a variety of reasons. Lower interest rates were experienced on the Company's bank loan facilities resulting from the 50 basis point reduction recognized upon renewal of such loan facilities in August of 1995 and the decrease in the prime rate since the 1995 periods. The

Company also refinanced the mortgage note payable collateralized by Americana on April 27, 1995 with a loan from General Electric Capital Corporation ("GECC").
A loss from debt repayment of $242,605, resulting from a prepayment penalty, was recognized for the six months and the three months ended June 30, 1995 in conjunction with the April, 1995 repayment of the previously existing first mortgage loan secured by Americana with proceeds from the GECC first mortgage loan secured by the same property. There were no such expenses incurred in 1996. In addition, the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles was paid off in its entirety with proceeds from the GECC first mortgage loan. The remaining unamortized loan costs for both loans which were repaid in full were included in interest expense during the second quarter of 1995. This refinancing is also the reason for the decrease in related party interest expense of $200,959 and $67,397, respectively, for the six months ended June 30, 1995 and the three months ended June 30, 1995 to zero for the same periods in 1996.

     Equity in earnings from investment partnerships was $242,289 and $81,685, respectively, for the six months ended June 30, 1996 and the three months ended June 30, 1996 as compared to $240,694 and $117,224, respectively, for the same two periods ended June 30, 1995. The decrease from the three months ended June 30, 1995 to the three months ended June 30, 1996 reflects timing differences between the first and second calendar quarters for these two years. The amounts for the six months ended June 30, 1995 and June 30, 1996 are relatively stable as shown by the resulting equity in earnings from investment partnerships for these two periods.

     The net loss of the Company for the six months ended June 30, 1995 was $(312,098) and $(333,477) for the three months ended June 30, 1995, as compared to net income of $283,273 and $116,249, respectively, for the same periods in
1996.   The substantial increase in net income relates primarily to the one time prepayment penalty of approximately $243,000 resulting from the refinancing of the first mortgage loan secured by Americana Lakewood Apartments, the one time write off of all remaining unamortized loan costs of approximately $110,000 relating to such loan and the write off of all remaining unamortized costs of approximately $30,000 relating to the Quadrangles bridge loan, all of which occurred during the second quarter of 1995, along with the increased rents and fees revenues and the reduced interest expense relating to the Company's bank loan facilities which favorably impacted 1996 operating results.


LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash during the six months ended June 30, 1996 was the Company's cash from operations. Principal cash outflows for the same six month period were dividends paid to holders of common stock, distributions to limited partners (i.e. minority interest distributions) and principal and interest payments on existing indebtedness.

     The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations. The Company believes that its cash from operations will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

     The Company had outstanding indebtedness of approximately $39,563,000 as of June 30, 1996, representing three non-recourse mortgage notes payable aggregating $33,211,000, a bank installment loan with a balance of approximately $5,852,000 and a bank line of credit with an outstanding balance of $500,000.

     One non-recourse mortgage note payable, collateralized by Americana, bears interest at GECC's composite commercial paper rate plus 3.75%, adjusted on a monthly basis, and matures on April 30, 2000. The mortgage note payable requires monthly interest payments, in addition to quarterly principal payments based on a stipulated percentage of the excess cash flow, as defined, from Americana. The note contains a 1% prepayment penalty from April 27, 1996 to April 26, 1997 and no prepayment penalty from April 27, 1997 to maturity. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000, the maturity date. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles. The GECC loan proceeds were also used to pay the prepayment penalty of $242,605 relating to the first mortgage refinancing.

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

     The Company refinanced the bank line of credit collateralized by Sedona and International in the form of two separate loan facilities on August 31, 1995. The two new loans bear interest at the bank's prime rate plus 0.50%, which is 50 basis points lower than the original line of credit. The first loan facility, for which the Company intends to obtain a short term renewal, is a $500,000 bank line of credit which bears interest at the bank's prime rate plus 0.50%, adjusted on a daily basis, and matures on August 31, 1996. Monthly interest payments are required during the term of this loan, and, in addition, the line of credit must be reduced to a zero balance on any date prior to maturity. The second loan facility is a bank loan in the amount of $5,904,143 which bears interest at the bank's prime rate plus 0.50%, adjusted on a daily basis. This loan requires monthly principal and interest payments based on a 25 year amortization period. The note can be prepaid at any time without penalty and matures on August 31, 1998.

     The Company may continue to seek additional multifamily investment opportunities, as well as alternative real estate investment opportunities. To finance such potential acquisitions the Company may seek to enter into secured borrowings or to sell additional equity interests in the Company. There can be no assurance such arrangements can be entered into or that additional capital will be available. In addition, the Company may offer in exchange for such properties its shares of Common Stock or additional limited partnership interests in the Operating Partnership which may be exchangeable for Common Stock of the Company under the terms of the Operating Partnership agreement. The Company may also use other sources of capital to finance such acquisitions, including non-distributed funds from operations or the issuance of debt securities. There can be no assurance such financing can be obtained. The Company has no material commitments for additional capital improvements to the Properties.

     See the accompanying Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


FUNDS FROM OPERATIONS

     Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The Company's FFO was $538,229 for the three months ended June 30, 1996 as compared to $492,455 for the three months ended June 30, 1995. FFO for the three months ended June 30, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $81,685 from net income before minority interest of $116,249, adding depreciation and amortization of $327,371, and then adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $176,294. FFO for the three months ended June 30, 1995 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $117,224 from net loss before minority interest of $(333,477), and then adding depreciation and amortization of $324,590, adding amortization of loan costs aggregating $186,246, adding the prepayment penalty loss for debt extinguishment relating to the first mortgage loan refinancing for Americana of $242,605 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $189,715. NAREIT recently clarified the application of its FFO definition and, as a result of this new application, loan cost amortization would not be added back to FFO presented for the period ended June 30, 1995. NAREIT recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company has implemented the new application of the NAREIT FFO definition, effective for the 1996 reporting periods wherein amortization of loan costs aggregating $16,984 has not been included in FFO for the three months ended June 30, 1996.

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

PART II.  OTHER INFORMATION

          Item 6:  Exhibits and Reports on Form 8-K


                   (a) Exhibits filed with this Form 10-QSB - None


                   (b) No report on Form 8-K was filed by the registrant during the fiscal quarter ended June 30, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICAN REAL ESTATE INVESTMENT CORPORATION


                         By: _______________________________________
                             Evan Zucker
                             President



                         By: _______________________________________
                             Rick A. Burger
                             Treasurer