Form 10QSB
period 1996-09-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1996-11-13
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    September 30, 1996
                               -----------------------
[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ______________________

Commission file number   1-12514
                      ------------

                  American Real Estate Investment Corporation
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Maryland                                        84-1246585
--------------------------------                        ----------------------
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)

              1670 Broadway, Suite 3350, Denver, Colorado  80202
              --------------------------------------------------
                   (Address of principal executive offices)


                                (303) 869-4700
                          ----------------------------
                          (Issuer's telephone number)

______________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No_____
                                                                 ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes ______    No ______

                     APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,117,002
                                                  -----------------

  Transitional Small Business Disclosure Format (check one):
Yes ______  No   X
               -----

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                            Page
                                                                           Number
                                                                           ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet (unaudited) as of
          September 30, 1996                                                 3

          Consolidated Condensed Statements of Operations (unaudited)
          for the nine months ended September 30, 1996 and
          September 30, 1995 and the three months ended
          September 30, 1996 and September 30, 1995                          4

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 1996 and
          September 30, 1995                                                 5

          Notes to Consolidated Condensed Financial Statements (unaudited)   6

Item 2.   Management's Discussion and Analysis or Plan of Operation          8

PART II.  OTHER INFORMATION                                                 14

SIGNATURES                                                                  14

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                             September 30,
                                                                 1996
                                                        ----------------------
ASSETS
------
Investment in real estate:
    Land                                                $           8,624,135
    Buildings and improvements                                     38,983,848
                                                        ----------------------
                                                                   47,607,983
    Less: Accumulated depreciation                                 (4,026,322)
                                                        ----------------------
                                                                   43,581,661
    Investment in partnership                                       1,162,552
                                                        ----------------------
        Total investment in real estate                            44,744,213

Cash & cash equivalents                                               529,323
Restricted cash                                                       827,882
Accounts receivable                                                   103,633
Other assets, net                                                     451,653
                                                        ----------------------
        Total assets                                    $          46,656,704
                                                        ======================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
    Mortgage notes payable                              $          33,115,842
    Other notes payable                                             6,330,828
    Accrued interest                                                  182,893
    Accrued property taxes                                            329,170
    Accrued expenses and other liabilities                            335,580
    Security deposits                                                 276,720
                                                        ----------------------
        Total liabilities                                          40,571,033
                                                        ----------------------

Commitments and contingencies

Minority interest                                                   1,931,007

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no preferred shares issued and outstanding                            0
    Common stock, $.001 par value; 30,000,000 shares authorized;
      1,117,002 common shares issued and outstanding                    1,117
    Additional paid-in capital                                      5,333,424
    Cumulative net income                                           1,200,303
    Cumulative dividends                                           (2,380,180)
                                                        ----------------------
        Total shareholders' equity                                  4,154,664
                                                        ----------------------
        Total liabilities and shareholders' equity      $          46,656,704
                                                        ======================

The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                         Nine months ended                                Three months ended
                                             --------------------------------------------    --------------------------------------
                                                September 30,               September 30,    September 30,           September 30,
                                                   1996                        1995              1996                       1995
                                             ----------------               -------------    -------------           --------------

Revenues:
    Rents and fees                           $     7,404,880                $  7,093,017     $  2,487,705            $  2,374,894
    Other income                                     215,723                     260,464           71,909                  95,078
                                             ----------------               -------------   -------------            --------------
        Total revenues                             7,620,603                   7,353,481        2,559,614               2,469,972
                                             ----------------               -------------    ------------            --------------

Operating expenses:
    Repairs and maintenance                          539,744                     505,383          236,366                 187,303
    Property taxes                                   323,910                     334,365          112,120                 119,923
    Property management fees                         262,720                     250,427           87,267                  84,928
    Utilities                                        802,051                     710,339          271,299                 223,343
    Payroll                                          653,883                     591,710          222,511                 208,205
    Other property operations                        730,154                     725,954          253,679                 238,474
    General and administrative                       329,945                     400,639           45,577                 130,196
    Depreciation and amortization                    981,183                     972,365          328,923                 327,645
                                             ----------------             ---------------    ------------            --------------
        Total operating expenses                   4,623,590                   4,491,182        1,557,742               1,520,017
                                             ----------------             ---------------    ------------            --------------
Financing expenses:
    Non-related party interest expense             2,931,078                   3,032,187          976,921               1,010,615
    Related party interest expense                         0                     200,959                0                       0
    Loss from debt repayment                               0                     242,605                0                       0
                                             ----------------             ---------------    ------------            --------------
        Total financing expenses                   2,931,078                   3,475,751          976,921               1,010,615
                                             ----------------             ---------------    ------------            --------------

Equity in earnings from investment
    in partnership                                   363,466                     361,128          121,177                 120,434
                                             ----------------             ---------------    ------------            --------------
Net income (loss) before minority interest           429,401                    (252,324)         146,128                  59,774
Minority interest                                          0                           0                0                       0
                                             ----------------             ---------------    ------------            --------------
Net income (loss)                            $       429,401                $   (252,324)    $    146,128            $     59,774
                                             ================             ===============    ============            ==============

Primary earnings (loss) per share            $          0.39                $      (0.23)    $       0.13            $       0.05
                                             ================             ===============    ============            ==============
Fully diluted earnings (loss) per share      $          0.25                $      (0.23)    $       0.08            $       0.03
                                             ================             ===============    ============            ==============


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine months                   Nine months
                                                                        ended                         ended
                                                                    September 30,                 September 30,
                                                                        1996                           1995
                                                                ------------------            -------------------
Operating Activities:
  Net income (loss)$                                              $       429,401               $      (252,324)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation & amortization                                       1,021,361                     1,022,321
      Common stock compensation                                           174,000                       121,499
      Cash provided by operating assets                                    87,803                       304,926
      Cash used in operating liabilities                                 (187,122)                     (635,085)
                                                                ------------------            -------------------
Net cash provided by operating activities                               1,525,443                       561,337
                                                                ------------------            -------------------

Investing Activities:
  Cash used in investment in real estate                                 (321,756)                     (188,277)
  Cash provided by investment in partnership                              190,262                       184,908
                                                                ------------------            -------------------
Net cash used in investing activities                                    (131,494)                       (3,369)
                                                                ------------------            -------------------

Financing activities:
  Dividends paid                                                         (703,101)                     (672,653)
  Minority interest distributions                                        (504,905)                     (493,024)
  Proceeds from notes payable                                                   0                    10,310,000
  Repayment of notes payable                                             (292,578)                  (10,003,334)
                                                               -------------------            -------------------
Net cash used in financing activities                                  (1,500,584)                     (859,011)
                                                               -------------------            -------------------
Net decrease in cash and cash equivalents                                (106,635)                     (301,043)
Cash and cash equivalents, beginning of period                    $       635,958                     1,263,280
                                                               -------------------            -------------------
Cash and cash equivalents, end of period                          $       529,323               $       962,237
                                                               ===================            ===================


Supplemental Disclosure of Cash
Flow Information:

  Cash paid for interest                                                2,437,681               $     2,654,013
                                                               ===================            ===================



 The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   Basis of Presentation

          The accompanying financial statements include the account balances as of September 30, 1996 and the activity for the nine months ended September 30, 1996 and September 30, 1995 and for the three months ended September 30, 1996 and September 30, 1995 for the Company on a consolidated basis.

          The unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation.


   Allocations of Income and Distributions of Cash

          All income of the Operating Partnership for the nine months ended September 30, 1996 and September 30, 1995 and for the three months ended September 30, 1996 and September 30, 1995 was allocated to the Company, therefore there were no allocations to the minority interest for such periods. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder.

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

   Earnings per Share

          Primary earnings per share were calculated based on weighted average shares outstanding of 1,102,758 and 1,080,644 for the nine months ended September 30, 1996 and September 30, 1995, respectively, and 1,111,232 and 1,086,005 for the three months ended September 30, 1996 and September 30, 1995, respectively. Fully diluted earnings per share were calculated based on weighted average shares outstanding upon conversion of the limited partner interests, or a total of 1,738,943 and 1,791,968 for the nine months ended September 30, 1996 and September 30, 1995, respectively, and a total of 1,747,417 and 1,797,329 for the three months ended September 30, 1996 and September 30, 1995, respectively.


2. COMPANY STRATEGY AND OPERATIONS

          The Company has from time to time engaged in negotiations with respect to the sale of one or more of its properties and such negotiations are expected to continue on an ongoing basis. In the event of such a sale, management intends to determine at the time in the light of industry, economic and other conditions how the proceeds of such a transaction will be re-deployed.

          The Company is continuing its attempt to resolve the matter relating to the lawsuit commenced during 1995 by the Company's co-general partner in the partnership that owns Emerald Pointe apartments.


3. SUBSEQUENT EVENTS

          The Company announced on November 13, 1996 that it had declared a cash dividend of $.215 per share for the quarter ended September 30, 1996 payable on December 10, 1996 to shareholders of record on November 27, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

          The following discussion should be read in conjunction with the consolidated condensed financial statements of American Real Estate Investment Corporation (the "Company"), including Notes to Consolidated Condensed Financial Statements. The Company presently owns either a full or partial interest in multifamily residential properties which comprise an aggregate of 2,142 units.


RESULTS OF OPERATIONS

          The following discussion of results of operations relates to the consolidated operations of the Company for the nine months ended September 30, 1996 and September 30, 1995 and the three months ended September 30, 1996 and September 30, 1995. Certain operating expenses for the periods ended September 30, 1995 were reclassified for comparability to the current reporting classifications for the same periods in 1996.


NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995

          Rents and fees revenues increased from $7,093,017 for the nine months ended September 30, 1995 to $7,404,880 for the same period in 1996 and from $2,374,894 for the three months ended September 30, 1995 to $2,487,705 for the same period in 1996, primarily as a result of rental increases. Higher net rental revenues in 1996 at Quadrangles was a significant component of this increase.

          Other income decreased from $260,464 to $215,723 for the nine months ended September 30, 1995 and September 30, 1996, respectively and from $95,078 to $71,909 for the three months ended September 30, 1995 and September 30, 1996, respectively. A cable television and telephone agreement relating to the properties, excluding Emerald, was executed during the first calendar quarter of 1995, generating additional revenues in 1995, resulting in a decrease in other income in 1996.

          Repairs and maintenance increased from $505,383 to $539,744 for the nine months ended September 30, 1995 and September 30, 1996, respectively, and from $187,303 to $236,366 for the three months ended September 30, 1995 and September 30, 1996, respectively. Repairs and maintenance increased in both periods primarily as a result of additional general repairs completed on the Sedona, International and Timberleaf properties during the 1996 periods.

          Property taxes were $112,120 and $323,910 for the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively. Property taxes for these same two periods in 1995 were $119,923 and $334,365, respectively. This slight decrease in property taxes from 1995 to 1996 resulted from a slightly lower property tax assessment on the Denver properties even though the assessed property values remained relatively stable from year to year.

          Property management fees increased from $250,427 to $262,720 for the nine months ended September 30, 1995 and September 30, 1996, respectively, and from $84,928 for the three months ended September 30, 1995 to $87,267 for the three months ended September 30, 1996 primarily due to higher net revenues for Quadrangles in 1996.

          Utilities increased from $710,339 to $802,051, respectively, for the nine months ended September 30, 1995 and September 30, 1996 and from $223,343 to $271,299, respectively, for the three months ended September 30, 1995 and September 30, 1996 primarily as a result of higher water and sewer utility expenses during the 1996 periods for Sedona and Timberleaf.

          Payroll increased to $653,883 for the nine months ended September 30, 1996 from $591,710 for the nine months ended September 30, 1995 and from $208,205 to $222,511, respectively, for the three months ended September 30, 1995 and September 30, 1996 as a result of on site employee turnover costs associated with new management personnel at the Denver properties in addition to salary and wage increases.

          Other property operations remained relatively stable for the nine months ended September 30, ranging from $725,954 in 1995 to $730,154 in 1996, while increasing slightly from $238,474 in 1995 to $253,679 in 1996 for the three months ended September 30.

          General and administrative expenses decreased from $400,639 to $329,945 for the nine months ended September 30, 1995 and September 30, 1996, respectively, and from $130,196 to $45,577 for the three months ended September 30, 1995 and September 30, 1996, respectively. Increases in costs relating to the directors and officers insurance policy, along with salaries and wages, in 1996, were more than offset by the decreases in legal fees and acquisition costs incurred by the Company in 1996 in comparison to 1995.

          Depreciation and amortization expense increased slightly from $972,365 for the nine months ended September 30, 1995 to $981,183 for the nine months ended September 30, 1996 and for the three months ended September 30 from $327,645 in 1995 to $328,923 in 1996. The slight increase resulted primarily from the depreciation associated with property improvements.

          Total financing expenses decreased from $3,475,751 to $2,931,078 for the nine month periods ended September 30, 1995 and 1996, respectively, and from $1,010,615 to $976,921 for the three months ended September 30, 1995 and September 30, 1996, respectively. The decrease in financing expenses was a result of many factors. Lower interest rates were experienced on the Company's bank loan facilities resulting from the 50 basis point reduction recognized upon renewal of such loan facilities in August of 1995 in addition to the decrease in the prime rate since the 1995 periods. The Company also refinanced the mortgage note payable collateralized by Americana on April 27, 1995 with a loan from General Electric Capital Corporation ("GECC"). A loss from debt repayment of $242,605, resulting from a prepayment penalty, was recognized for the nine months ended September 30, 1995 in conjunction with the April, 1995 repayment of the previously existing first mortgage loan secured by Americana with proceeds from the GECC first mortgage loan secured by the same property. There were no such expenses incurred in 1996. In addition, the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles was paid off in its entirety with proceeds from the GECC first mortgage loan. The remaining unamortized loan costs for both loans which were repaid in full were included in interest expense during the nine months ended September 30, 1995. This refinancing is also the reason for the decrease in related party interest expense of $200,959 for the nine months ended September 30, 1995 to zero for the same period in 1996. Finally, the principal balances of all mortgage loans have been regularly amortized in the normal course of business during the past year, resulting in lower interest expense payments in 1996 on the reduced loan amounts.

          Equity in earnings from investment in partnership was $363,466 and $121,177, respectively, for the nine months ended September 30, 1996 and the three months ended September 30, 1996 as compared to $361,128 and $120,434 for the same two respective periods ended September 30, 1995. These amounts, which reflect stability for the periods shown, represent the Company's 50% general partnership interest in the earnings of Emerald Vista Associates, L.P.

          In accordance with the terms of the partnership agreement of the Operating Partnership there were no allocations to minority interest based on results of operations for the nine months ended September 30, 1996 and September 30, 1995 and the three months ended September 30, 1996 and September 30, 1995.

          Net income of the Company was $429,401 and $146,128, respectively, for the nine months ended September 30, 1996 and the three months ended September 30, 1996. The net loss of the Company for the nine months ended September 30, 1995 was $(252,324) and net income was $59,774 for the three months ended September 30, 1995. The net loss for the nine months ended September 30, 1995 resulted primarily from the one time prepayment penalty of approximately $243,000 relating to the refinancing of the first mortgage loan secured by Americana and the one time write offs of all remaining unamortized loan costs relating to the Americana first mortgage loan and the Quadrangles bridge loan. The increase in net income for the periods from 1995 to 1996 was also attributable to the increased rents and fees revenues and reduced interest expense relating to the Company's existing bank loans and mortgage loans.

LIQUIDITY AND CAPITAL RESOURCES

          The primary source of cash during the nine months ended September 30, 1996 was the Company's cash from operations. Principal cash outflows for the same nine month period were dividends paid to holders of common stock, distributions to limited partners (i.e. minority interest distributions) and principal and interest payments on existing indebtedness.

          The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations. The Company believes that its cash from operations will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

          The Company had outstanding indebtedness of approximately $39,447,000 as of September 30, 1996, representing three non-recourse mortgage notes payable aggregating $33,116,000, a bank loan with an outstanding balance of $5,831,000 and a fully funded bank line of credit in the amount of $500,000.

          One non-recourse mortgage note payable, collateralized by Americana Lakewood apartments, bears interest at GECC's composite commercial paper rate plus 3.75%, adjusted on a monthly basis, and matures on April 30, 2000. In addition, quarterly principal payments are required based on a stipulated percentage of the excess cash flow, as defined, from the Americana Lakewood apartment complex. The note contains a 1% prepayment penalty from April 27, 1996 to April 26, 1997 and no prepayment penalty from April 27, 1997 to maturity. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000, the maturity date. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by the Americana Lakewood apartments.

          A non-recourse mortgage note payable, collateralized by Timberleaf apartments, bears interest at 9.0% per annum payable monthly and matures in 2004. Through March 20, 2003, such note may only be prepaid upon payment of all principal and accrued interest and a prepayment penalty calculated in accordance with a formula based on the yield rate of a certain U.S. Treasury security. Thereafter there is a 1% prepayment penalty through maturity. At maturity on April 1, 2004, a balloon payment of approximately $5,822,000 will be payable.

          A non-recourse mortgage note payable, collateralized by Quadrangles Village apartments, which is a financing by the Department of Housing and Urban Development, bears interest at 6.35% per annum payable monthly and matures in 2026. The note cannot be prepaid prior to June, 2003 and thereafter contains a prepayment penalty as follows: 2% from June, 2003 to May, 2004; 1% from June, 2004 to May, 2005; 0% thereafter. At maturity on May 1, 2026, the note will be fully amortized.

          The Company refinanced the bank line of credit collateralized by the Sedona apartments and the International apartments in the form of two separate loan facilities on August 31, 1995. The two loans bear interest at the bank's prime rate plus 0.50%, which is 50 basis points lower than the original line of credit. The first loan facility, which was recently refinanced on August 28, 1996, is a $500,000 bank line of credit which bears interest at the bank's prime rate plus 0.50%, adjusted on a daily basis, and matures on January 3, 1997. The Company intends to pay off this bank line of credit with proceeds from the potential sale of one or more of the properties, a loan refinancing pertaining to one of its properties or from other sources. Monthly interest payments are required during the term of this loan. The second loan facility is a bank loan in the face amount of $5,904,143 which bears interest at the bank's prime rate plus 0.50%, adjusted on a daily basis. This loan requires monthly principal and interest payments based on a 25 year amortization period. The note can be prepaid at any time without penalty and matures on August 31, 1998.

          The Company may continue to seek additional multifamily investment opportunities, as well as alternative real estate investment opportunities. To finance such potential acquisitions the Company may seek to enter into secured borrowings or to sell additional equity interests in the Company. There can be no assurance such arrangements can be entered into or that additional capital will be available. In addition, the Company may offer in exchange for such investment opportunities its shares of Common Stock or additional limited partnership interests in the Operating Partnership which may be exchangeable for Common Stock of the Company under the terms of the Operating Partnership agreement. The Company may also use other sources of capital to finance such acquisitions, including non-distributed funds from operations or the issuance of debt securities. There can be no assurance such financing can be obtained. The Company has no material commitments for additional capital improvements to the properties.

          See the accompanying Consolidated Condensed Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


FUNDS FROM OPERATIONS

          Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The

Company's FFO was $544,349 for the three months ended September 30, 1996 as compared to $498,185 for the three months ended September 30, 1995. FFO for the three months ended September 30, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $121,177 from net income before minority interest of $146,128, and then adding depreciation and amortization of $328,923 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $190,475. FFO for the three months ended September 30, 1995 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $120,434 from net income before minority interest of $59,774, and then adding depreciation and amortization of $327,645, adding amortization of loan costs aggregating $38,274 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $192,926. NAREIT recently clarified the application of its FFO definition and as a result of this new application, loan cost amortization of $38,274 would not be added back to FFO presented for the period ended September 30, 1995. NAREIT recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company has implemented the new application of the NAREIT FFO definition, effective for the 1996 reporting periods wherein amortization of loan costs aggregating $18,048 has not been included in FFO for the three months ended September 30, 1996.


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

PART II.  OTHER INFORMATION


               Item 6:  Exhibits and Reports on Form 8-K

                        (a)  Exhibits filed with this Form 10-QSB - None

                        (b) No report on Form 8-K was filed by the registrant during the fiscal quarter ended September 30, 1996



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN REAL ESTATE INVESTMENT CORPORATION


                                   By: /s/ Evan Zucker
                                       -------------------------------------
                                       Evan Zucker
                                       President


                                   By: /s/ Rick A. Burger
                                       -------------------------------------
                                       Rick A. Burger
                                       Treasurer