Form 10KSB
period 1996-12-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1997-02-27
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

[X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 1996.

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (no fee required) for the Transition Period from _______________ to _______________.

                         COMMISSION FILE NUMBER 1-12514

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

          MARYLAND                                        84-1246585
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


1670 BROADWAY, SUITE 3350, DENVER, COLORADO                                80202
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

        Issuer's Telephone Number (including Area Code):  (303) 869-4700

         Securities registered under Section 12(b) of the Exchange Act:
              Title of each Class:  COMMON STOCK, $.001 PAR VALUE
      Name of each Exchange on which Registered:  AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) and been subject to such filing requirements for the past 90 days.
[X]  Yes    [ ]  No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 6, 1997 was $9,798,340.

The number of shares outstanding of each of the Issuer's common equity, as of December 31, 1996, was 1,121,630 shares of Common Stock


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Issuer's Annual Meeting of Stockholders to be held on May 7, 1997 are incorporated by reference herein as portions of
Part III of this Form 10-KSB.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

      (a) Business Development.  American Real Estate Investment Corporation
          ---------------------
(the "Company") was organized on August 24, 1993 to own and operate, as a self-administered real estate investment trust ("REIT"), multifamily residential properties. Through a currently 58.61% general partnership interest in American Real Estate Investment, L.P. (the "Operating Partnership"), the Company currently owns either a full or partial interest in and operates, directly or through partnership interests, multifamily properties (the "Properties") containing an aggregate of 1,992 apartments located in the Denver, Colorado, San Diego, California and Phoenix, Arizona metropolitan areas. Unless the content should otherwise require, references herein to the Company include the Operating Partnership and the Company's subsidiaries.

          A REIT is a legal entity that holds real estate interests and, through its payment of dividends, is able to reduce or avoid incurring Federal income tax at the corporate level, allowing stockholders to participate in real estate investments without the double taxation of income that a traditional form of corporate organization would entail.

          The Company is currently engaged in a review of both its properties and future real estate investment opportunities. Management of the Company believes that favorable opportunities exist to liquidate certain of its properties, thereby recognizing the enhanced values of these properties, and re-deploy the proceeds in other real estate investment assets where management believes higher returns can be achieved. On December 20, 1996, the Company sold its 150-unit International apartments located in Aurora, Colorado for a purchase price of $3,050,000 and has entered into an agreement to sell the 450-unit Timberleaf apartments for a purchase price of $9,125,000. The closing of the sale of the Timberleaf apartments is expected to occur on February 28, 1997.

          Management of the Company is exploring a number of real estate investment opportunities where it believes the proceeds realized from the sale of these assets, and possibly the sale of other properties currently owned by the Company, can be re-deployed. No agreements or agreements in principal have been entered into with respect to any transactions. Such assets may be re-deployed in the acquisition of fee interests in real estate, including commercial, residential, or other real estate investments or mortgages or deeds of trust secured by such real estate. In addition, no specific geographic limits have been established where these activities may be undertaken. Management has no present plans for the Company to be operated other than as a REIT.

          The Company, on November 10, 1993, completed its initial public offering (the "Public Offering") of 1,075,000 shares of Common Stock, $.001 par value, and realized proceeds, after payment of the underwriting discount, of $9,890,000 and net proceeds of $8,885,000 after offering expenses. Concurrently with the closing of the Public Offering, the Company acquired its general partnership interest in the Operating Partnership. On August 31, 1994, the Company was reincorporated as a Maryland corporation by merger of the Company into a newly formed wholly owned subsidiary incorporated in Maryland.

     (b)  Business of the Issuer.
          -----------------------

          The Properties.  The Company, through its interest in the Operating
          ---------------
Partnership, currently owns either a full or partial interest in and operates multifamily apartment complexes located in the Denver, Colorado, San Diego, California and Phoenix, Arizona metropolitan areas. All of the Properties have at least 250 apartment units with the largest having 510 apartment units. Of the Properties owned by the Company as of December 31, 1996, three complexes were built during the 1980s and two were built during the 1970s. The Company's Properties collectively had an average occupancy rate during the year ended December 31, 1996 of approximately 93%. The Properties owned at December 31, 1996 include the following:


    PROPERTY         # OF UNITS        LOCATION         DATE ACQUIRED
--------------------------------------------------------------------------
Americana Lakewood      300         Lakewood, CO     November 10, 1993
Sedona                  276          Denver, CO      November 10, 1993
Emerald Pointe          456           Vista, CA        June 16, 1994
Timberleaf /(1)/        450          Aurora, CO        June 30, 1994
Quadrangles             510           Tempe, AZ       December 2, 1994

---------------------------

(1) The Timberleaf apartments is under a contract of sale expected to be consummated on February 28, 1997.

          The Company's interest in the Vista, California complex is owned through a 50% general partnership interest in the limited partnership owning the property.

          The units comprising the Properties owned at December 31, 1996 are comprised of an aggregate of 44 efficiency apartments, 970 one-bedroom apartments and 978 two-bedroom apartments. The Properties typically consist of two and three story buildings in a landscaped setting. The apartments' average unit size is 725 square feet. All of the Properties provide residents with attractive amenities, including swimming pools and clubhouses, and some include exercise rooms and a Jacuzzi. Many apartments offer additional features such as vaulted ceilings, fireplaces, and cable television accessibility. Except for the Sedona apartments, where the Company is planning certain proposed capital improvements, the Company has no current plans to undertake major renovations on any of the Properties.

          Management of the Properties.  The Properties are managed on a day-to-
          -----------------------------
day basis by experienced local property management companies under the supervision and guidance of the Company's management. Approximately 50 people who are employed by these local firms currently work exclusively at the Properties performing all on-site tasks such as leasing, rent collection, maintenance and repairs. The Company specifies reporting requirements to be consistently applied at each property. Weekly occupancy, lease expiration and renewals, prospective tenant traffic and rental information is compiled using on-site staff and forwarded to the Company. None of the management firms are affiliated with any officer, Director or principal stockholder of the Company.

          Each of the Properties is operated by a staff of approximately six to ten employees of the management firms which includes a resident manager, assistant manager, leasing agents, and a maintenance and apartment preparation staff. Policies and procedures utilized at the property sites follow established federal and state laws and regulations, including lease contracts, on-site marketing procedures, credit collection and eviction standards. Prior to entering into a lease, the management company performs a credit check, reviews the financial qualification, income levels, prior leasing history and employment verification of the prospective tenants.

          The Company generally offers leases of six to 12 months in term with security deposits. Individual property lease programs are structured to respond to local market conditions. The Company attempts to balance rent increases with high occupancy and stabilized turnover costs. None of the Properties are currently subject to rent control or rent stabilization regulations. However, under the terms of an agreement with the U.S. Department of Housing and Urban Development, Quadrangles Village apartments is required to have 20% of the property leased to, or set aside for leasing to, tenants within low to moderate income limitations. Low to moderate income limitations are determined on the basis of those persons with incomes less than 80% of the median income level based on family size and the specified portion of the apartments must be leased to or set aside for leasing to tenants with incomes within those limitations. Standard lease terms stipulate due dates for rent payments, late charges (typically with no grace period), no offset or withholding provisions, security deposits and damage reimbursement clauses. Non-payment of rent is generally handled at the properties within 15 to 30 days from the beginning of the month, with either collection or commencement of eviction proceedings occurring generally within that time period.

          Employees.  The Company currently employs two persons, both of whom
          ----------
are employed in an executive capacity. Such persons provide services to both the Company and the Operating Partnership.

          Competition.  All of the Properties are located in developed areas and
          ------------
there are numerous other apartment properties within the market area of each Property. The Americana Lakewood apartments are located within the west Lakewood rental submarket, and are situated nearby to several other comparable properties which generally compete for similar tenants. Many of these competitive properties were constructed in the 1980's with several properties having recently been constructed in the area and all offer substantially similar amenity packages. The Sedona apartments are located within the southeast Cherry Creek submarket, and are surrounded by comparable properties most of which were constructed in the 1970's and which compete for the clerical and blue-collar tenants who work in the immediate area. Rental rate increases at the Sedona could be constrained by the competition within its submarket.

          The Emerald Pointe apartments are located just east of Highway 78 in Vista, north San Diego county. Nearby competition includes a variety of properties of similar size, vintage and rental rate structure. The property competes with other complexes for the same mid-range income residents desiring 1980's product with a moderate amenity base.

          The Timberleaf apartments are situated in the Aurora submarket adjacent to the former Lowry golf course. The property's courtyard-style layout and interior hallways provide an advantage over other nearby 1970's properties in the area competing for clerical and blue collar residents. Rental rate increases, however, could be constrained by competing properties located further south. The Company has entered into a contract to sell these apartments, which have a book value of approximately $8,600,000 as of December 31, 1996, for $9,125,000 with a closing expected to occur on February 28, 1997.

          The Quadrangles Village apartments are favorably situated in the heart of Tempe, just adjacent to Arizona State University. The property has advantages in competition for student residents due to its location and affordable amenities, including three swimming pools and two Jacuzzis. Most nearby competing properties are somewhat similar in age and quality, and all of the newly constructed competitors have elevated rental rates which tend to discourage student tenants.

          Environmental and Other Regulatory Matters.  Under various federal,
          -------------------------------------------
state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Properties, the Company or the Operating Partnership, as the case may be, may be potentially liable for such costs.

          All of the Properties have been subject to Phase I or similar environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments included an historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphrnyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where Phase I assessments resulted in specific recommendations for remedial actions, the recommended action has been taken.

          The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

          Environmental inspections indicate that there are minor amounts of asbestos containing materials ("ACMs") in certain of the Properties, primarily in the form of floor tiles and ceiling materials, which are generally in good condition. The presence of such amounts of ACMs is in compliance with current law.

          The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Neither the Company nor the Operating Partnership has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present properties.

          From time to time legislation is proposed in Colorado and elsewhere which, if enacted, would require installation of various items of safety equipment, such as smoke alarms and sprinkler equipment. If such legislation should be enacted and be applicable to the Company's Properties, the Company could be required to expend material sums in fulfilling these requirements.

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

          At December 31, 1996, the Company's Properties include the following:

          The Americana Lakewood Apartments.  The Americana Lakewood apartments
          ----------------------------------
are located at 12598 West Dakota Avenue in the foothills area of Lakewood, Colorado, a submarket situated just west of the City of Denver. This 300 unit property was constructed in 1985 of frame construction with pitched roofs, and includes 150 one-bedroom and 150 two-bedroom apartments with a total of 221,500 square feet, or an average of 738 square feet per unit. Subsequent to its purchase by Alpine Affiliates ("Alpine") in April 1992, substantial improvements were made to the Property, including new roofs on all buildings and complete exterior painting. During the year ended December 31, 1996, the average occupancy of the apartment complex was 92%. Average asking rental rates for the apartments as of December 31, 1996 range from $555 to $700, with an average of $0.85 per square foot.

          The property was purchased by Alpine, the predecessor owner of the three properties acquired by the Company on November 10, 1993, from the FDIC in April 1992, for approximately $8.9 million and was financed at that time in part by a first mortgage in the amount of $6.4 million bearing interest at the rate of 9.5% and due in seven years. On April 27, 1995, the Company refinanced the outstanding principal balance of the first mortgage indebtedness on a non-recourse basis with a new mortgage loan obtained from General Electric Capital Corporation ("GECC"). The proceeds were used to repay the outstanding mortgage indebtedness and to repay a $3,500,000 bridge loan, the proceeds of which were used in part to acquire the Quadrangles Village apartments. The principal amount of the borrowing was $10,500,000 and bears interest at GECC's composite commercial paper rate plus 3.75%, adjusted on a monthly basis. Interest only is payable through April 1, 2000 and the outstanding principal is due and payable on April 30, 2000. Quarterly principal payments are required based on a stipulated percentage of the excess cash flow, as defined, from the Americana Lakewood apartment complex. The note contains a 1% prepayment penalty if prepaid prior to April 26, 1997 and no prepayment penalty from April 27, 1997 to maturity.

          The Sedona Apartments.  The Sedona apartments are located at 1039
          ----------------------
South Parker Road in Denver, Colorado, several miles southeast of the Cherry Creek area, along a major local travel artery. This 276 unit Property was constructed in 1971 of frame construction with pitched roofs, and includes 26 studio, 120 one-bedroom, and

130 two-bedroom apartments with a total of 212,910 square feet, or an average of 771 square feet per unit. Subsequent to its purchase, the roofs on six of the twenty-six buildings were replaced and substantial numbers of existing appliances, carpets and fixtures were also replaced. The exterior of the buildings have been treated with a stucco coating, which should reduce ongoing maintenance. During the year ended December 31, 1996, the average occupancy of the apartment complex was 96%. Average asking rental rates for the apartments as of December 31, 1996 range from $396 to $589, with an average of $0.66 per square foot.

          The property was purchased by Alpine in September 1991 for approximately $5.0 million from Western Federal Savings, which had previously taken title to the Property in foreclosure proceedings. A loan which partially financed the purchase price was repaid out of the proceeds of the Public Offering.

          On January 31, 1997, the Company refinanced the installment note payable collateralized by the Sedona apartments in the form of a $5,700,000 mortgage loan from GMAC Commercial Mortgage Corporation ("GMAC"). The GMAC mortgage note bears interest at 250 basis points over the one month LIBOR rate rounded up to the nearest eighth of one percent (8.00% at January 31, 1997) and is adjusted on a monthly basis. The mortgage note requires monthly principal and interest payments based on a 25 year amortization. The outstanding principal balance of the note is due and payable on August 1, 1998 and the note contains a 1% prepayment penalty/exit fee which is waived if GMAC places the permanent loan on this property. In addition, the note requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Proceeds from the GMAC loan were used to repay the previously existing installment loan collateralized by the Sedona apartments and to establish a completion repair escrow for proposed capital improvements on the property.

          Emerald Pointe Apartments.  On June 16, 1994, the Company, through a
          --------------------------
limited partnership of which it is the general partner and the Operating Partnership is the sole limited partner, acquired a 50% general partnership interest in Emerald Vista Associates, L.P., a Delaware limited partnership ("Emerald Vista"). Emerald Vista owns a 456 unit garden apartment complex located at 333 North Emerald Drive, Vista, California, in north San Diego county. The apartment complex was constructed in 1985 and includes 112 single bedroom apartments, 136 two bedroom-one bath apartments and 208 two bedroom-two bath apartments. The apartments range in size from 740 to 940 square feet with a total of 399,440 rentable square feet or an average of approximately 876 square feet per unit. The complex is located on approximately
22.4 acres and contains 456 covered parking spaces and 293 open spaces. Amenities include a clubhouse with weight room, two swimming pools, two spas and two lighted tennis courts, as well as picnic areas, laundry rooms and a children's play area. During the year ended December 31, 1996, the average occupancy of the apartment complex was 93%. Average asking rental rates for the apartments as of December 31, 1996 range from $595 to $695 with an average of approximately $0.76 per square foot.

          The apartment complex is collateral for a non-recourse bank financing by Emerald Vista which, as of December 31, 1996, had an outstanding principal balance in the amount of approximately $16,134,000. Amortization of such bank indebtedness is calculated on the basis of a thirty (30) year repayment term subject to a balloon payment of the outstanding balance due in the year 2001. The indebtedness bears interest at a fixed rate of 8.0% per annum. Such indebtedness can be prepaid at any time without premium or penalty.

          The general partnership interest was acquired by the Company for a capital contribution of $1,350,000 to Emerald Vista. Pursuant to the terms of the Partnership Agreement, the Company is entitled to preferred return distributions, calculated on the basis of its capital account, of 15% per annum and, after repayment of loans and advances of partners to the partnership, if any, the remaining cash available for distribution is distributed 50% to the Company and 50% to the previously existing partners of Emerald Vista. See "Item
3.  Legal Proceedings."

          The Timberleaf Apartments.  The Timberleaf apartments, acquired on
          --------------------------
June 30, 1994, are a 450 unit garden apartment complex located at 9913 East First Avenue, Aurora, Colorado. The apartment complex was constructed in 1972 and includes 342 single bedroom apartments and 108 two bedroom apartments. The apartments range in size from 470 to 690 square feet with a total of 235,260 rentable square feet or an average of approximately 523 square feet per unit. The complex is located on approximately 12.71 acres. Amenities include a clubhouse with lounge area, dry sauna, game tables and kitchen facilities. During the year ended December 31, 1996, the average occupancy of the apartment complex was 93%. Average asking rental rates per unit for the apartments as of December 31, 1996 ranged from $425 to $535 with an average asking rental rate of approximately $0.86 per square foot.

          The purchase price for the property was $8,500,000, of which $2,000,000 was paid in cash and $6,500,000 was paid through the assumption of a promissory note secured by a first lien against the property. The note has a fixed interest rate of 9.0% and is amortized on the basis of a 30 year repayment term with a balloon payment of approximately $5,800,000 due on April 1, 2004. The Company has entered into a contract to sell this property, which has a book value of approximately $8,600,000 as of December 31, 1996, for $9,125,000 with a closing expected to occur on February 28, 1997.

          The Quadrangles Village Apartments.  The Quadrangles Village
          -----------------------------------
apartments, acquired on December 2, 1994, is a 510 unit multifamily residential apartment complex located at 1225 East University Drive in Tempe, Arizona. The apartment complex was constructed in 1987 and includes 18 studio apartments, 246 one bedroom apartments and 246 two bedroom two bathroom apartments. The apartments range in size from 493 to 848 square feet with a total of 375,660 square feet or an average of approximately 736 square feet per unit. The complex is located on approximately 17.9 acres and contains 498 covered parking spaces and 478 open parking spaces. Amenities include three swimming pools, of which one is heated, two Jacuzzi/spas, a clubhouse, a workout/exercise room and barbecue grills. As of December 31, 1996 asking rental rates per unit ranged from $525 to $710 with an average asking rental rate of approximately $638 per unit, or $0.87 per square foot. The average occupancy rate for Quadrangles Village apartments was 93% for the year ended December 31, 1996.

          The total purchase price was $21,100,000, of which $16,808,175 was paid by assumption of a first mortgage on the property having a fixed interest rate of 6.35% through the U.S. Department of Housing and Urban Development, with repayment based on a thirty-three year amortization and a maturity date in May 2026. The balance of the purchase price was paid with $791,825 out of the proceeds of a bank line of credit and $3,500,000 out of a bridge loan which was repaid in April 1995 out of the proceeds of the $10,500,000 loan from GECC described above.

          Additional Information Concerning the Properties.  The following table
          ------------------------------------------------
presents certain additional information concerning the Properties:


                                                                                          DECEMBER 1996
                                                                                              ASKING
                                                                                           RENTAL RATES
                                                                                          --------------
                                                              AVG.
                                SQUARE     ACREAGE   YEAR     UNIT      1996     12/96    PER       PER
PROPERTY         UNITS/(1)/    FOOTAGE     (APP.)    CONST.   SIZE      AVG.      AVG.    UNIT      SQ.
                                                            (SQ.FT.)    OCCUP.   OCCUP.             FT.
--------------------------------------------------------------------------------------------------------

Americana            300        221,500     15.0     1985      738       92%      92%    $627      $0.85
   Lakewood

Sedona               276        212,910     14.0     1971      771       96%      96%    $510      $0.66

Emerald Pointe       456        399,440     22.4     1985      876       93%      93%    $663      $0.76

Timberleaf /(2)/     450        235,260     12.7     1972      523       93%      85%    $451      $0.86

Quadrangles          510        375,660     17.9     1987      736       93%      94%    $638      $0.87
                     ---        -------     ----     ----      ---      ----      ---    ----      -----
TOTALS AND/OR
   WEIGHTED
   AVERAGES        1,992      1,444,770     82.0               725       93%      92%    $582      $0.80
                   =====      =========     ====               ===       ===      ===    ====      =====

_________________________________

(1) No single tenant occupies ten percent or more of the rentable square footage. Substantially all of the units are occupied for residence purposes. Substantially all of the leases are for six to twelve months.

(2) The Timberleaf apartments are under a contract of sale expected to be completed on February 28, 1997.

    The following table presents historical information regarding the average occupancy percentages and average rental rates (net) per square foot for the Properties during the month of December for each of the years set forth.

                               1996                     1995                    1994
                      -----------------------  -----------------------  -----------------------
                                    AVERAGE                  AVERAGE                  AVERAGE
                       AVERAGE    RENTAL RATE   AVERAGE    RENTAL RATE   AVERAGE    RENTAL RATE
      PROPERTY        OCCUPANCY   PER SQ.FT.   OCCUPANCY   PER SQ.FT.   OCCUPANCY   PER SQ.FT.
-----------------------------------------------------------------------------------------------
Americana Lakewood      92%        $0.75         96%        $0.76         95%        $0.70
Sedona                  96%        $0.58         92%        $0.59         94%        $0.56
Emerald Pointe          93%        $0.57         94%        $0.61         94%        $0.59
Timberleaf              85%        $0.68         94%        $0.74         95%        $0.64
Quadrangles             94%        $0.79         95%        $0.75         92%        $0.69


            Depreciation and Real Estate Taxes.  The tax basis of the Properties
            ----------------------------------
for Federal Income Tax purposes, the depreciation rate and annual property taxes on each of the Properties, is as follows:

                      FEDERAL TAX  DEPRECIATION  ANNUAL PROPERTY
      PROPERTY           BASIS       RATE /(1)/    TAXES /(2)/    TAX RATE /(2)/
---------------------------------------------------------------------------------
Americana Lakewood    $ 7,858,000   27.5 years     $101,000            1.29%
Sedona                $ 4,537,000   27.5 years     $ 61,000            1.34%
Emerald Pointe        $12,018,000   27.5 years     $255,000            2.12%
Timberleaf            $ 8,679,000   27.5 years     $ 57,000            0.66%
Quadrangles           $21,913,000   27.5 years     $178,000            0.81%

____________________________

(1)    Straight line basis.
(2)    For twelve months ended December 31, 1996.

See Note 2 to "Notes to Consolidated Financial Statements."


    General.  In the opinion of management, the Properties are adequately
    --------
covered by insurance. Except for certain proposed capital improvements proposed to be made to the Sedona apartments, the aggregate cost of which is not expected to exceed $1,000,000, the Company has no plans to make any material renovations or improvements to any of the Properties.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

          The following is a discussion of the Company's current investment policies, financing policies and policies with respect to certain other activities. The Company's policies with respect to these activities have been determined by the Directors of the Company and may be amended or revised from time to time at the discretion of the Directors without a vote of the stockholders of the Company.

          Investment Policies.  The Company's current investment objectives
          --------------------
are to increase cash flow (and current income), increase the value of its existing portfolio of multifamily properties, and, where deemed appropriate, realize upon any enhancements of these values. At December 31, 1996, the Company's portfolio of properties consisted of five multifamily properties located in the Rocky Mountain and Southwest regions of the United States. Initially, the Company focused on the acquisition of multifamily properties in these regions. The Company is currently engaged in a review of both its ownership of its existing properties and future real estate investment opportunities and policies. Management of the Company believes that favorable opportunities exist to liquidate certain of its properties, recognizing the enhanced values of these properties, and re-deploy the proceeds in other types of real estate investment assets where management believes higher returns can be achieved.

          Management of the Company is exploring a number of real estate investment opportunities where it believes the proceeds realized from the sale of the International apartments, sold in December 1996, and the Timberleaf apartments, under a contract of sale expected to be closed on February 28, 1997, and possibly the sale of other properties currently owned by the Company, can be re-deployed. No agreements or agreements in principal have been entered into with respect to any transactions. Such assets may be re-deployed in the acquisition of fee interests in real estate, including commercial, residential, or other real estate investments or mortgages or deeds of trust secured by such real estate. In addition, no specific geographic limits have been established where these activities may be undertaken. Management has no present plans for the Company to be operated other than as a REIT.

          Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property. The Company may decide, under favorable economic circumstances, to develop properties.

          The Company may improve its properties, or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in multifamily and other property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have a priority over the Company's equity interest in the property.

          The Company may also invest in mortgages and other real estate interests. These investments may include mortgages or deeds of trust or participating or convertible mortgages.

          Although it has no present intention to do so, the Company may in the future acquire properties or partnership interests in limited or general partnerships owning properties from affiliated persons. Such transactions, if engaged in, will be approved by a majority of the Company's disinterested Directors and will be on terms believed to be no less favorable to the Company than if entered into with a non-affiliated entity.

          Subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, the Company may also invest, on a short-term or long-term basis, in securities of concerns engaged in real estate activities or securities of other issuers. The Company may also invest in securities of concerns engaged in real estate activities or securities of other issuers. The Company may in the future acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an "investment company" under the Investment Company Act of 1940, and the Company intends to divest securities before any such registration would be required.

          Financing Policies.  The Company intends to maintain a leverage
          -------------------
policy based upon a debt coverage ratio of approximately 1.5 to 1 or higher. Debt coverage ratio is the sum of Net Income plus depreciation and amortization plus interest expense, after adjustment, divided by interest expense, after adjustment, and principal payments. For the year ended December 31, 1996, the Company had a debt coverage ratio of approximately 1.63 to 1. The Company, however, may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors. The Company may modify its borrowing policy and may decrease its maximum debt coverage ratio.

          To the extent that the Directors determine to obtain additional debt financing, the Company intends to do so generally through mortgages on its real estate assets and installment loan/line of credit facilities in a manner consistent with its debt financing policy. These mortgages may be recourse, non-recourse or cross-collateralized and may contain cross-default provisions. The Company does not have a policy limiting the number or amount of mortgages that may be placed on any particular property, but mortgage financing instruments usually limit additional indebtedness on such properties.

          The Company intends to seek to acquire additional real estate assets using shares of Common Stock to pay all or a portion of the purchase price. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances may not be dilutive to the Company's existing stockholders. In addition, shares of Common Stock may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended. Sales of those shares may adversely affect the market price of the Company's outstanding shares of Common Stock.

            The Company may also acquire additional real estate assets in exchange for limited partnership interests in the Operating Partnership exchangeable for shares of Common Stock of the Company. This creates the opportunity for tax deferred transactions for the seller.

            Policies with Respect to Other Activities.  As is described above,
            ------------------------------------------
management of the Company is currently reviewing the deployment of the Company's assets in the real estate industry and, as a consequence, may make investments other than as previously described. The Company has authority to repurchase or otherwise reacquire shares of Common Stock or any other securities and may engage in such activities in the future. The Company may also in the future make loans to joint ventures in which it participates. The Company will not engage in trading, underwriting or the agency distribution or sale of securities of other issuers. At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of circumstances or changes in the Code (or in the regulations promulgated thereunder), the Directors determine that it is no longer in the best interests of the Company to qualify as a REIT. The Company's policies with respect to such activities may be reviewed and modified from time to time by the Company's Directors and changed without the vote of the stockholders.

            Prohibited Investments and Activities.  Without the approval of a
            --------------------------------------
majority of the disinterested Directors, the Company will not (i) acquire from or sell to any Director, officer or employee of the Company, or any person in which a Director, officer or employee of the Company owns more than a 1% interest, or acquire from or sell to any affiliate of any of the foregoing, any assets or other property, (ii) make any loan to or borrow from any of the foregoing persons, or (iii) engage in any other transaction with any of the foregoing persons. Such transactions, if engaged in, will be on terms believed to be no less favorable to the Company than if entered into with a non-affiliated entity.

            Executive Offices.  The Company's executive offices are located at
            -----------------
1670 Broadway, Suite 3350, Denver, Colorado 80202. These facilities, which include approximately 675 square feet of office space, are sub-leased from an affiliated entity. The Company subleases this office space pursuant to a sub-lease expiring December 3, 1999 at an annual rental of approximately $16,150 plus the Company's proportionate share of costs of services and property taxes.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

          Neither the Company nor the Properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company. In addition, to the Company's knowledge, no such litigation is threatened against the Company or the Properties.

          The Company and an affiliated entity are defendants in a lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties. Emerald Vista Associates, L.P. owns the Emerald Pointe apartments. Emerald Vista, Inc. is one of the co-general partners and an affiliate of the Company is a co-general partner. Schickler Meringoff Properties provides on-site management of the properties. The plaintiffs allege that the defendants, in connection with an inspection of the partnership's apartment property in June 1995, breached their fiduciary duties to the plaintiffs and both negligently and intentionally interfered with contracts of employment between the manager of the property and certain of its employees. Plaintiffs are seeking damages, declaratory and injunctive relief among other remedies, including a declaratory judgment that all cash flow from the property after payment of the first mortgage debt service may be placed in an escrow account to cover any cash shortfall pending the outcome of the litigation. Management of the Company and its legal counsel believe that the Company has meritorious defenses to the claims asserted, that the claims are substantially without merit and that liability, if any, related to this matter will not have a material impact upon the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

          No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

          On January 26, 1994, the Company's Board of Directors declared an initial cash dividend of $.11 per share to each stockholder of record on February 7, 1994. As set forth below, the Company has paid a cash dividend for each calendar quarter subsequent to its initial cash dividend.

          The Company's Common Stock has been listed and is traded on the American Stock Exchange ("AMEX") under the symbol REA since November 3, 1993. The high and low last sale prices as reported by the AMEX for each calendar quarter from January 1, 1995 to December 31, 1996 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:


                         SALE PRICES
                      -----------------
    YEAR/QUARTER       HIGH       LOW      DIVIDENDS
------------------------------------------------------
1995:
     1/st/ Quarter    $7-3/4     $6-5/8     $0.20625
     2/nd/ Quarter    $7-7/8     $6-7/8      $0.2075
     3/rd/ Quarter    $8-3/4    $7-11/16    $0.20875
     4/th/ Quarter    $8-1/2     $7-3/4      $0.2100

1996:
     1/st/ Quarter    $8-5/8     $7-7/8     $0.21125
     2/nd/ Quarter    $9-1/4     $8-1/4      $0.2125
     3/rd/ Quarter   $8-11/16   $7-11/16    $0.21375
     4/th/ Quarter    $8-3/4     $7-3/4      $0.2150


          As of December 31, 1996, the Company had 52 stockholders of record and believes that it has in excess of 1,200 beneficial holders.

          The Company intends to continue to pay regular quarterly dividends to holders of shares of its Common Stock. The Company currently intends to distribute up to 100% of its cash flow that is available for distribution.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
-------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

          The following discussion relates to 1996 and 1995 amounts which represent the twelve months ended December 31, 1996 and December 31, 1995, respectively.

          Rents and fees revenues increased in 1996 to $9,943,156 from $9,629,446 in 1995, or by $313,710, primarily due to increased rents at Quadrangles Village apartments ("Quadrangles") and Timberleaf apartments ("Timberleaf") combined with lower vacancies at Quadrangles. Other income decreased to $297,138 in 1996 from $336,553 in 1995 due to more revenues in 1995 from a cable and telephone agreement relating to the properties, excluding Emerald Pointe apartments ("Emerald"), which was executed during the first calendar quarter of 1995.

          Repairs and maintenance increased from $695,243 in 1995 to $707,870 in 1996 primarily as a result of additional general repairs performed on Sedona apartments ("Sedona") and Timberleaf during 1996, which were partially offset by slightly lower repair expenditures for Americana Lakewood apartments ("Americana") and Quadrangles in 1996. The Company has maintained its policy regarding the expenditure of the requisite amount of funds on each property to maintain the overall quality of all properties included in its portfolio.

          Property taxes decreased to $417,281 in 1996 from $447,063 in 1995 primarily due to a slightly lower property assessment for Americana, Sedona and Quadrangles even though the assessed property values remained fairly stable from 1995 to 1996.

          Property management fees increased from $339,899 in 1995 to $352,721 in 1996 primarily due to higher net revenues for Quadrangles in 1996.

          Utilities increased to $1,033,955 in 1996 from $912,361 in 1995 primarily as a result of higher utility costs incurred by Sedona, International apartments ("International") and Timberleaf, all of which were properties constructed in the 1970s.

          Payroll increased from $799,025 in 1995 to $893,555 in 1996 as a result of employee turnover costs for on site management personnel at all Denver properties, in addition to salary and wage increases.

          Other property operations increased from $913,518 in 1995 to $1,005,182 in 1996 due to several factors. Higher advertising expenses and commissions were incurred by Sedona in 1996 related to additional marketing efforts to potential new tenants. Timberleaf also incurred additional advertising expenses in 1996 to target a wider base of potential new tenants. Finally, added security services for Timberleaf and Quadrangles led to higher security expenses for these two properties in 1996 as compared to 1995.

          The Company incurred general and administrative expenses aggregating $652,485 in 1995 as compared to $515,093 in 1996. The decrease in general and administrative expenses in 1996 was attributable primarily to the significant decrease in legal fee expenses during 1996. Legal fees were incurred during 1995 in conjunction with the prior engagement of PaineWebber, Inc. and the related due diligence procedures and correspondence with respect to certain potential opportunities for the Company generated by PaineWebber, Inc., none of which came to fruition. Additionally, a significant level of legal fees were recorded in 1995 in connection with the Emerald Pointe lawsuit and the estimated costs associated with this lawsuit. Additional factors leading to the decrease in general and administrative expenses in 1996 were lower acquisition related expenses and lower accounting and tax related research expenses, lower personnel costs and reduced telephone expenses. The overall decrease in general and administrative expenses was partially offset by an increase in salaries and wages in 1996 and an increase in insurance expenses related to the Company's D & 0 insurance policy originally implemented by the Company on February 27, 1995. The Company incurred D & 0 insurance expense for a full year in 1996 as opposed to a partial year in 1995, in addition to an increase in the policy's premiums upon renewal at the annual anniversary date of this policy.

          Depreciation and amortization expenses increased slightly from $1,304,215 in 1995 to $1,306,039 in 1996. Depreciation increased in 1996 as a result of the additional depreciation associated with property improvements during the year. This increase in depreciation expense was substantially offset by the decrease in amortization expense, primarily resulting from the write-off of all remaining loan costs associated with the mortgage loan refinancing for Americana in 1995.

          Financing expenses decreased from $4,543,594 in 1995 to $3,897,105 in 1996. The decrease in financing expenses was a result of many factors. Lower interest rates were experienced on the Company's bank loan facilities resulting from the 50 basis point reduction recognized upon renewal of such loan facilities in August of 1995 in addition to the decrease in the prime rate since the 1995 periods. The Company's line of credit was repaid in full, and a portion of the bank term loan was repaid, with proceeds from the sale of International in December 1996. A loss from debt repayment of $242,605, resulting from a prepayment penalty, was recognized in 1995 in conjunction with the April 1995 repayment of the previously existing first mortgage loan secured by Americana with proceeds from the first mortgage loan secured by the same property through a refinancing. There were no such expenses incurred in 1996. In addition, the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles was paid off in its entirety in 1995 with proceeds from the Americana first mortgage loan refinancing. The remaining unamortized loan costs for both loans which were repaid in full were included in interest expense in 1995. This refinancing is also the reason for the decrease in related party interest expense from $200,959 to zero in 1996. Finally, the principal balances of all mortgage loans have been regularly amortized in the normal course of business during 1996, resulting in lower interest expense on the reduced loan amounts.

          Equity in earnings of investment in partnership decreased from $596,950 in 1995 to $570,401 in 1996 as a result of a reduction in net income of Emerald Vista Associates, L.P. ("Emerald Vista") in 1996, a portion of which is recognized by the Company in conjunction with its ownership of a general partner interest in Emerald Vista. The Company uses the equity method of accounting to account for the Company's interest in non-controlled joint ventures such as Emerald Vista.

          The minority interest allocation was $1,364,323 in 1996 as compared to ($16,185) in 1995. Net income increased in 1996 as a result of higher revenues, lower financing expenses and a gain on the sale of one of the Company's properties. Therefore, the Company allocated the proportionate share of such net income to minority interest in accordance with the terms of the partnership agreement for the Operating Partnership. The appropriate amount of net income was allocated to "catch up" prior years' allocations to minority interest which were not previously allocated due to net income not exceeding certain levels, in addition to the proportionate share of the remaining net income in 1996 after the preferred allocation to the Company.

          Net income was $1,103,650 in 1996 as compared to a net loss of $(28,269) in 1995. The increase in net income primarily resulted from the gain on the sale of International in 1996. In addition, the prepayment penalty and write-off of unamortized loan costs relating to the Americana mortgage loan refinancing were reflected in 1995, whereas no such expenses were incurred in 1996.



LIQUIDITY AND CAPITAL RESOURCES

          The primary sources of cash during 1996 were proceeds from the sale of International and cash from operations. The primary cash outflows related to the repayment in full of the Company's bank line of credit, the partial repayment of the bank installment loan, the amortization of mortgage notes principal payable and the bank installment loan and the payment of cash dividends and cash distributions to the Company's shareholders and the Operating Partnership's limited partners, respectively.

          The primary sources of cash during 1995 were proceeds from a new mortgage loan secured by Americana and cash from operations. The primary cash outflows related to the repayment in full of the previously existing mortgage loan secured by Americana, the repayment in full of the bridge loan secured in connection with the acquisition of Quadrangles, the amortization of principal of mortgage notes payable and the bank installment loan and the payment of cash dividends and cash distributions to the Company's shareholders and the Operating Partnership's limited partners, respectively.


CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operating activities in 1996 was $2,253,680 as compared to $1,493,255 in 1995. The increase in 1996 net cash flows is a primary result of the increase in rents and fees and operating income for Quadrangles, and reduced financing expenses.

CAPITAL EXPENDITURES AND COMMITMENTS

          Investing activities in 1996 provided cash of $2,570,606 compared to net cash outlays of $575,878 for investing activities in 1995. The significant increase in 1996 resulted from the proceeds from the sale of property in 1996. The amounts for both years included expenditures for property improvements or enhancements offset by cash distributions resulting from the Company's investment in Emerald Vista.

          Except for certain capital improvements proposed to be made to the Sedona apartments, the aggregate cost of which is not expected to exceed $1,000,000, the Company has no plans to make any material renovations or improvements to any of the Properties.


CAPITAL RESOURCES

          The primary sources of cash in 1996 were the proceeds from the sale of International and the Company's cash from operations. Principal cash outflows for the year 1996 were the repayment of the Company's line of credit, the partial repayment of the bank installment loan, dividends paid to holders of common stock, distributions to limited partners of the Operating Partnership (i.e. minority interest distributions) and payment of interest on existing indebtedness. The cash sources in 1995 included net proceeds from the General Electric Capital Corporation ("GECC") $10,500,000 first mortgage loan collateralized by Americana and the Company's cash from operations. The primary cash outflows were the repayment of the previously existing first mortgage loan secured by Americana and the prepayment penalty related thereto, the repayment of the Quadrangles bridge loan and all accrued interest through the payoff date, dividends paid to holders of common stock, distributions to limited partners of the Operating Partnership (i.e. minority interest distributions) and payment of interest on existing indebtedness.

          The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations. The Company believes that its cash from operations will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

          The Company had outstanding indebtedness of approximately $37,239,000 as of December 31, 1996, representing three non-recourse mortgage notes payable aggregating approximately $33,027,000 and a bank installment loan with a balance of approximately $4,212,000.

          A non-recourse mortgage note payable collateralized by Americana, which was refinanced in 1995 with GECC, had an outstanding principal balance of approximately $10,206,000 as of December 31, 1996, bears interest at GECC's composite commercial paper rate plus 3.75%, adjusted on a monthly basis. The mortgage note payable requires monthly interest payments, in addition to quarterly principal payments based on a stipulated percentage of the excess cash flow, as defined, from Americana. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000, the maturity date, and contains a 1% prepayment penalty through April 26, 1997. There is no prepayment penalty from April 27, 1997 to maturity. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles. GECC loan proceeds were also used to pay the prepayment penalty of $242,605 relating to this first mortgage loan refinancing.

          A non-recourse mortgage note payable collateralized by Timberleaf had an outstanding principal balance of approximately $6,372,000 as of December 31, 1996, bears interest at 9.0% per annum payable monthly and matures in 2004. Through March 20, 2003, such note may only be prepaid upon payment of all principal and accrued interest and a prepayment penalty calculated in accordance with a formula based on the yield rate of a certain U.S. Treasury security. As of December 31, 1996, if such indebtedness had been prepaid, such penalty would have been approximately $591,000 or 9.3% of the principal outstanding on that date. At maturity on April 1, 2004, a balloon payment of approximately $5,822,000 will be payable.

          A non-recourse mortgage note payable collateralized by Quadrangles had an outstanding principal balance of approximately $16,449,000 as of December 31, 1996, bears interest at 6.35% per annum payable monthly and matures in 2026, at which time the note will be fully amortized. The note cannot be prepaid prior to June 2003, and thereafter contains a prepayment penalty as follows: 2% from June 2003 to May 2004; 1% from June 2004 to May 2005; 0% from June 2005 to May 2026.

          The Company repaid the bank line of credit in full with proceeds from the sale of International. The installment loan, which was then collateralized by Sedona, was also partially repaid with proceeds from the sale of International and had an outstanding principal balance of approximately $4,212,000 as of December 31, 1996. This bank loan facility bears interest at the bank's prime rate plus 0.5%, adjusted on a daily basis, and can be prepaid at any time without penalty. Monthly interest payments are required on this bank installment loan, in addition to monthly principal payments based on a 25-year amortization period. The installment loan matures on August 31, 1998. The loan agreement contains various affirmative and negative covenants, including requirements to maintain certain financial ratios, and a breach of those covenants, unless waived, could result in the entire loan becoming immediately due and payable.

          The Company refinanced the installment note payable collateralized by Sedona apartments in the form of a $5,700,000 mortgage loan from GMAC Commercial Mortgage Corporation ("GMAC") on January 31, 1997. The GMAC mortgage note payable bears interest at 250 basis points over the one month LIBOR rate rounded up to the nearest eighth of one percent and adjusts on a monthly basis (8.00% at January 31, 1997). The mortgage note payable requires monthly principal and interest payments based on a 25 year amortization. The note requires a balloon payment in the amount of the outstanding principal balance on August 1, 1998 and contains a 1% prepayment penalty/exit fee which is waived if GMAC places the permanent loan on this property. In addition, the note payable requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Proceeds from the GMAC loan were used to repay the previously existing installment loan collateralized by Sedona apartments and to establish a completion repair escrow for proposed capital improvements on the property.

          The Company and an affiliated entity are defendants in a lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties. Emerald Vista Associates, L.P. owns the Emerald Pointe Apartments. Emerald Vista, Inc. is one of the co-general partners and an affiliate of the Company is a co-general partner. Schickler Meringoff Properties provides on-site management of the properties. The plaintiffs allege that the defendants, in connection with an inspection of the partnership's apartment property in June 1995, breached their fiduciary duties to the plaintiffs and both negligently and intentionally interfered with contracts of employment between the manager of the property and certain of its employees. Plaintiffs are seeking damages, declaratory and injunctive relief among other remedies, including a declaratory judgment that all cash flow from the property after payment of the first mortgage debt service may be placed in an escrow account to cover any cash shortfall pending the outcome of the litigation. Management of the

Company and its legal counsel believe that the Company has meritorious defenses to the claims asserted, that the claims are substantially without merit and that liability, if any, related to this matter will not have a material impact upon the financial position or results of operations of the Company.

          See the accompanying Consolidated Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


FUNDS FROM OPERATIONS

          Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The Company's FFO was $2,165,278 for the year ended December 31, 1996 as compared to $2,009,032 for the year ended December 31, 1995. FFO for the year ended 1996 was calculated by deducting the gain on sale of property of $1,786,079 and deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $570,401 from net income before minority interest of $2,467,973, and then adding depreciation and amortization of $1,306,039 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $747,746. FFO for the year ended 1995 was calculated by deducting the Company's equity in earnings from investment in partnership of $596,950 from net loss before minority interest of $(44,454), and then adding depreciation and amortization of $1,304,215, adding amortization of loan costs aggregating $316,956, adding the prepayment penalty loss from debt repayment relating to the first mortgage loan refinancing for Americana of $242,605 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $786,660. NAREIT recently clarified the application of its FFO definition and as a result of this new application the loan cost amortization of $316,956 would not be added back to FFO presented for the year ended December 31, 1995. NAREIT recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company has implemented the new application of the NAREIT FFO definition, effective for the 1996 reporting period wherein amortization of loan costs aggregating $71,358 has not been included in FFO for the year ended December 31, 1996.


INFLATION

          Substantially all of the leases at the Properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

          The response to this Item 7 is included as a separate section of this annual report on Form 10-KSB. See pages F-1, et seq.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

          The Registrant's principal independent accountant neither resigned nor was dismissed during the two most recent fiscal years.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
--------------------------------------------------

          Information pertaining to directors and executive officers of the Registrant is set forth under "Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997 and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

          Information pertaining to executive compensation is set forth under "Election of Directors - Compensation of Executive Officers" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997 and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

          Information pertaining to security ownership of Management and certain beneficial owners of the Registrant's common stock is set forth under "Principal and Other Stockholders" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997 and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

          Information pertaining to certain relationships and related transactions is set forth under "Election of Directors - Certain Transactions" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

(A)       EXHIBITS:

 3(a)     Certificate of Incorporation /(1)/
  (b)     Certificate of Amendment filed October 6, 1993 /(1)/
  (c) Amended and Restated Certificate of Incorporation filed November 9, 1993 /(1)/
  (d)     By-laws of Registrant /(1)/
 4(a)     Specimen Certificate for Common Stock /(1)/
10(a) Agreement of Limited Partnership of American Real Estate Investment, L.P./(1)/
  (b)     1993 Omnibus Incentive Plan /(1)/
  (c)     Registration Rights Agreement /(1)/
  (d)     Employment Agreement between American Real Estate Investment, L.P.
          and Evan Zucker /(1)/
  (e)     Warrant Agreement between Dickinson & Co. and Registrant /(1)/
  (f)     Employment Agreement between American Real Estate Investment, L.P.
          and Rick A. Burger /(1)/
  (g) Sub-Tenant Agreement dated December 1, 1993 between First Meridian Group, Inc. and Registrant /(1)/
  (h) Loan Agreement dated as of May 1, 1993 between The Industrial Development Authority of the City of Tempe, Arizona and Quadrangles
          I Limited Partnership /(1)/
             (i) Modification of Deed of Trust, Note and Deed of Trust dated May 14, 1993 /(1)/
            (ii)     Modification Agreement dated December 1, 1994 /(1)/
           (iii)     Assignment of the Loan Agreement, the Arbitrage
                     Regulation Agreement and the Amended and Restated Regulatory Agreement as to Tax Exemption dated December 2, 1994 /(1)/
  (i) Loan Agreement dated December 2, 1994 between American Quadrangles Partners, L.P., Virginia Street Associates Limited Partnership, American Timberleaf Partners, L.P., American Real Estate Investment Corporation and D.H. Blair Holdings, Inc. /(1)/
  (j) Promissory Note dated December 2, 1994 in the principal amount of $3,500,000 issued to D.H. Blair Holdings, Inc. /(1)/

  (k) Stock Purchase Warrant dated December 27, 1994 issued, on transfer, to Rosalind Davidowitz /(1)/
  (l) Loan Agreement dated May 31, 1994 between the Operating Partnership and First Interstate Bank of Denver, N.A. /(1)/
          (i) Promissory Note dated June 1, 1994 /(1)/
         (ii) First Amendment dated August 31, 1995 to Loan dated May 31, 1994 between the Operating Partnership and First Interstate Bank of Denver, N.A. /(1)/
        (iii) Amended and Restated Promissory Note dated
              August 31, 1995 in the principal amount of $5,904,143 /(1)/
         (iv) Promissory Note dated August 31, 1995 in the principal amount of $500,000 /(1)/
  (m)  Contract for Purchase and Sale of International Apartment Project /(1)/
  (n) Adjustable Rate Note in the principal amount of $5,700,000 dated January 31, 1997 payable to GMAC Commercial Mortgage Corporation /(2)/

22 Subsidiaries of the Registrant: The Registrant has subsidiaries carrying on the same line of business as the Registrant as follows:


                                                      State of Incorporation/
       Name                                                 Organization
       ----                                                 ------------

       American Real Estate Investment, L.P.                  Delaware
       Virginia Street Associates Limited Partnership         Colorado
       American Emerald Partners, L.P.                        Delaware
       American Timberleaf Partners, L.P.                     Delaware
       American Quadrangles Partners, L.P.                    Delaware
       American Sedona Partners, L.P.                         Colorado

_______________________

(1)    Previously filed.

(2)    Filed herewith.

   (B) REPORTS ON FORM 8-K: A Current Report on Form 8-K for December 20, 1996 was filed during the last quarter of the year ended December 31, 1996.

   (C) FINANCIAL STATEMENT SCHEDULES: Schedule III - Real Estate and Accumulated Depreciation.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




     Report of Independent Public Accountants                         F-2

     Consolidated Balance Sheet as of December 31, 1996               F-3

     Consolidated Statements of Operations for the years ended
     December 31, 1996 and 1995                                       F-4

     Consolidated Statements of Shareholders' Equity for the years
     ended December 31, 1996 and 1995                                 F-5

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995                                       F-6

     Notes to Consolidated Financial Statements                       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
        American Real Estate Investment Corporation:

We have audited the accompanying consolidated balance sheet of AMERICAN REAL ESTATE INVESTMENT CORPORATION (a Maryland corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Investment Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
 January 31, 1997.

                        AMERICAN REAL ESTATE INVESTMENT CORPORATION
                               CONSOLIDATED BALANCE SHEET

                                                                           December 31,
                                                                               1996
                                                                          -------------
ASSETS
Investment in real estate:
    Land                                                                  $   8,482,659
    Buildings and improvements                                               37,709,943
                                                                          -------------
                                                                             46,192,602
    Less: Accumulated depreciation                                           (3,827,829)
                                                                          -------------
                                                                             42,364,773
    Investment in partnership                                                 1,190,611
                                                                          -------------
        Total investment in real estate, net                                 43,555,384

Cash & cash equivalents                                                       1,341,590
Restricted cash                                                                 741,285
Accounts receivable                                                             120,603
Other assets, net                                                               464,823
                                                                          -------------
        Total assets                                                      $  46,223,685
                                                                          =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
    Mortgage notes payable                                                $  33,026,544
    Other notes payable                                                       4,212,493
    Accrued interest                                                            257,104
    Accrued property taxes                                                      307,657
    Accrued expenses and other liabilities                                      419,560
    Security deposits                                                           246,021
                                                                          -------------
        Total liabilities                                                    38,469,379
                                                                          -------------

Minority interest                                                             3,125,049

Commitments and contingencies (Note 7)

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no preferred shares issued and outstanding                                      0
    Common stock, $.001 par value; 30,000,000 shares authorized;
      1,121,630 common shares issued and outstanding                              1,122
    Additional paid-in capital                                                5,373,919
    Cumulative net income                                                     1,874,551
    Cumulative dividends                                                     (2,620,335)
                                                                          -------------
        Total shareholders' equity                                            4,629,257
                                                                          -------------
        Total liabilities and shareholders' equity                        $  46,223,685
                                                                          =============



The accompanying notes to consolidated financial statements are an integral part of this balance sheet.


                     AMERICAN REAL ESTATE INVESTMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year ended                 Year ended
                                                December 31,                December 31,
                                                   1996                        1995
                                          -----------------------         -------------
Revenues:
    Rents and fees                        $             9,943,156         $   9,629,446
    Other income                                          297,138               336,553
        Total revenues                                 10,240,294             9,965,999
                                          -----------------------         -------------

Operating expenses:
    Repairs and maintenance                               707,870               695,243
    Property taxes                                        417,281               447,063
    Property management fees                              352,721               339,899
    Utilities                                           1,033,955               912,361
    Payroll                                               893,555               799,025
    Other property operations                           1,005,182               913,518
    General and administrative                            515,093               652,485
    Depreciation and amortization                       1,306,039             1,304,215
                                          -----------------------         -------------
        Total operating expenses                        6,231,696             6,063,809
                                          -----------------------         -------------

Financing expenses:
    Non-related party interest expense                  3,897,105             4,100,030
    Related party interest expense                              0               200,959
    Loss from debt repayment                                    0               242,605
                                          -----------------------         -------------
        Total financing expenses                        3,897,105             4,543,594
                                          -----------------------         -------------


Minority interest                                       1,364,323               (16,185)

Equity in earnings from investment
    in partnership                                        570,401               596,950
                                          -----------------------         -------------

Loss before gain on sale of property                     (682,429)              (28,269)

Gain on sale of property                                1,786,079                     0
                                          -----------------------         -------------

Net income (loss)                         $             1,103,650         $     (28,269)
                                          =======================         =============


Primary earnings (loss) per share         $                  1.00         $       (0.03)
                                          =======================         =============

Fully diluted earnings (loss) per share   $                  1.00         $       (0.03)
                                          =======================         =============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                     Retained
                                      Preferred Stock         Common Stock          Additional       Earnings/           Total
                                     ----------------    ----------------------      Paid-in       (Accumulated       Shareholders'
                                     Shares    Amount      Shares      Amount        Capital         Deficit)           Equity
                                     ------    -------   ----------  ----------    ------------    -------------      -----------

Balances, December 31, 1994               0    $    0    1,075,000   $    1,075    $  4,997,467    $      23,826        5,022,368

  Net loss                               -         -            -            -               -           (28,269)         (28,269)

  Dividends paid ($.83 per share)        -         -            -            -               -          (901,734)        (901,734)

  Common stock issued to
    officers and directors (Note 5)      -         -        21,004           21         161,978               -           161,999
                                      -----    ------    ---------   ----------    ------------    -------------      -----------
Balances, December 31, 1995               0    $    0    1,096,004        1,096       5,159,445         (906,177)       4,254,364

  Net income                             -         -            -            -               -         1,103,650        1,103,650

  Dividends paid ($.85 per share)        -         -            -            -               -          (943,257)        (943,257)

  Common stock issued for
    services provided (Note 5)           -         -         6,176            6          52,494               -            52,500

  Common stock issued to
    officers and directors (Note 5)      -         -        19,450           20         161,980               -           162,000
                                      -----    ------    ---------   ----------    ------------    -------------      -----------
Balances, December 31, 1996               0    $    0    1,121,630   $    1,122    $  5,373,919    $    (745,784)     $ 4,629,257
                                      =====    ======    ==========  ==========    ============    =============      ===========

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    Page 1 of 2


                                                           Year ended              Year ended
                                                           December 31,            December 31,
                                                              1996                    1995
                                                         ---------------         --------------
OPERATING ACTIVITIES:
  Net income (loss)                                      $     1,103,650         $     (28,269)
  Adjustments to reconcile net income
   (loss) to cash provided by operating
   activities:
      Depreciation                                             1,361,394             1,372,978
      Amortization                                                 5,470                 6,305
      Gain on sale of property                                (1,786,079)                    0
      Equity in earnings from investment in partnership         (570,401)             (596,950)
      Amortization of investment in partnership in
        excess of underlying equity                              530,105               524,524
      Common stock compensation                                  162,000               161,999
      Minority interest allocation                             1,364,323               (16,185)
      Cash provided by (used in):
        Restricted cash                                           49,752               496,540
        Accounts receivable                                       17,257                32,564
        Other assets                                              44,852                10,758
        Accrued interest                                          68,954               (87,243)
        Accrued property taxes                                   (43,320)              (11,721)
        Accrued expenses and other liabilities                   (33,016)             (383,591)
        Security deposits                                        (21,261)               11,546
                                                         ---------------         -------------
Net cash provided by operating activities                      2,253,680             1,493,255
                                                         ---------------         -------------

INVESTING ACTIVITIES:
  Investment in real estate                                     (565,846)             (678,102)
  Proceeds from sale of property                               2,907,024                     0
  Partnership cash distributions received                        229,428               102,224
                                                         ---------------         -------------
Net cash provided by (used in) investing activities            2,570,606              (575,878)
                                                         ---------------         -------------

FINANCING ACTIVITIES:
  Dividends paid                                                (943,257)             (901,734)
  Minority interest distributions                               (675,186)             (659,345)
  Proceeds from mortgage notes payable                                 0            10,310,000
  Repayment of mortgage notes payable                           (322,293)           (6,530,062)
  Repayment of other note payable                                (82,407)              (61,334)
  Repayment of other note payable from sale                   (2,095,511)                    0
  Repayment of note payable to related party                           0            (3,500,000)
                                                         ---------------         -------------
Net cash used in financing activities                         (4,118,654)           (1,342,475)
                                                         ---------------         -------------
Net increase (decrease) in cash and cash equivalents             705,632              (425,098)
Cash and cash equivalents, beginning of year                     635,958             1,061,056
                                                         ---------------         -------------
Cash and cash equivalents, end of year                   $     1,341,590         $     635,958
                                                         ===============         =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Page 2 of 2

                                        Year ended            Year ended
                                       December 31,          December 31,
                                           1996                  1995
                                      --------------        --------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

  Cash paid for interest              $    3,083,734        $    3,389,010
                                      ==============        ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

    The Company recorded a decrease (increase) in accounts receivable and a corresponding increase (decrease) in investment in partnership for its preferred cash return on its investment in 1996 and 1995 of $26,929 and $(104,919), respectively.

    The Company issued common stock during 1996 in the amount of $52,500 to an entity, of which a limited partner of the Operating Partnership is Chief Executive Manager, in payment of the balance of its fee earned for securing the Company's mortgage loan with GECC which was expensed and accrued as of December 31, 1995.










The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



1. ORGANIZATION AND OPERATIONS

     American Real Estate Investment Corporation (the "Company"), which is a self administered equity real estate investment trust ("REIT"), is currently engaged in the ownership and operation of multifamily residential properties located in certain markets within the Southwestern United States, including the Denver, Phoenix and San Diego metropolitan areas. The Company presently owns either a full or partial interest in multifamily residential properties which comprise an aggregate of 1,992 units.

     The Company has from time to time engaged in negotiations with respect to the sale of one or more of its properties and such negotiations are expected to continue on an ongoing basis. The Company sold a 150 unit multifamily residential property constructed in 1973 known as the International apartments located at 909 South Peoria Street in the Denver, Colorado metropolitan area on December 20, 1996 for a gross sales price of $3,050,000 to a European based investor. The Company is analyzing certain industry, economic and other conditions to determine how the proceeds of such sale or future sale will be re-deployed and is presently considering various alternatives.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Basis of Presentation

     The accompanying consolidated financial statements include the account balances as of December 31, 1996 and the activity for the years ended December 31, 1996 and December 31, 1995 for the Company on a consolidated basis. Certain prior year balances have been reclassified to conform with the current year presentation.


 Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries, including American Real Estate Investment, L.P. (the "Operating Partnership"). All significant intercompany accounts and transactions have been eliminated in consolidation.

 Allocations of Income and Distributions of Cash

     The net income of the Operating Partnership for each year will be allocated as follows: First, the dollar amount representing 80% of the number of shares of the Company's common stock outstanding at the end of each calendar year (equivalent to approximately $897,000 and $877,000, respectively for 1996 and 1995) is allocated to the Company. Any remaining net income for each such year will then be allocated to the limited partners until the cumulative net income allocated to the limited partners for the current and all prior years is equal to approximately 42% of total cumulative net income since inception.
Thereafter, all net income will be allocated to the Company and the limited partners in accordance with their percentage interests. Net losses of the Operating Partnership will be allocated to all the partners in proportion to their capital account balances or percentage interests in accordance with the terms of the partnership agreement. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder. During the year ended December 31, 1995 a net loss of $(16,185) was allocated to minority interest. During the year ended December 31, 1996, net income of $1,364,323 was allocated to the minority interest. As a result of the additional amounts allocated to minority interest during 1996, no additional amounts of cumulative net income need to be allocated to the minority interest as of December 31, 1996.

     The Company has the right to cause the Operating Partnership to distribute all or any portion of its "net operating cash flow" (as defined) to the partners as determined from time to time. The Company, in its capacity as general partner, will make this determination. The Company is required to use its best efforts to cause the Operating Partnership to distribute sufficient amounts to enable the Company to pay shareholders' dividends that will satisfy the REIT requirements and avoid any Federal income or excise tax liabilities of the Company.

     In the event of liquidation of the Operating Partnership, the assets of the Operating Partnership will be distributed in accordance with all the partners' capital accounts. Liquidating distributions to the limited partners will be adversely affected to the extent profits were allocated to the Company rather than the limited partners. In certain instances in which cash distributions by the Operating Partnership exceed its net income, distributions to holders of common stock may be taxed as dividends whereas distributions to limited partners may constitute a return of capital.


 Investment in Real Estate

     Investment in real estate is stated at the lower of cost or net realizable value. Expenditures for additions, renewals and betterments which extend the useful life of the properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. Furnishings and equipment are included in buildings and improvements in the accompanying consolidated balance sheet. Depreciation is computed on the straight-line method over the estimated useful lives as follows:

                                           Years
                                           -----
        Buildings and improvements         10-35
        Land improvements                    15
        Furnishings and equipment           3-10


     The equity method of accounting is used to account for the Company's interest in non-controlled joint ventures. Accordingly, the carrying amount of the Company's investment in real estate joint ventures is increased or decreased by the Company's share of joint venture income or loss and cash contributions or distributions.


 Fair Value of Financial Instruments

     Fair values of cash equivalents and other current amounts receivable and payable approximated the carrying amount due to their short-term nature.

     Debt carried on the Company's consolidated balance sheet at amortized cost of approximately $37,239,000 at December 31, 1996 has an estimated fair value of approximately $34,860,000. The fair value of the long-term portion of the Company's fixed rate debt is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates adjusted for risk. The fair value of the long-term variable rate debt approximates its recorded value since interest rates fluctuate based on market conditions. The fair value of the short-term debt approximates its recorded value due to its short-term nature.


 Revenue Recognition

     Revenues, consisting primarily of rentals for apartments, are recognized on the accrual basis of accounting.


 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.



 Income Taxes and Other

     The Company elected to be taxed as a REIT under Sections 856 through 860 of the

Internal Revenue Code and applicable Treasury Regulations, commencing with its taxable year ending December 31, 1993. The Company believes that it is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code.

     A REIT is generally not subject to Federal corporate income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders because the REIT provisions of the Code generally allow a REIT to deduct dividends paid to its shareholders. This deduction substantially eliminates the Federal "double taxation" on earnings that generally results from an investment in a corporation. The Company's dividends of approximately $0.85 per share paid in 1996 were allocated to the shareholders on the following basis: approximately $0.52 per share represented ordinary income and approximately $0.33 per share represented long term capital gain.

     There are differences in the Company's bases of assets and liabilities, specifically relating to minority interests, between financial statements prepared in accordance with generally accepted accounting principles and financial statements prepared on a tax basis for completion of annual federal and state income tax returns. This is typical for an umbrella partnership real estate investment trust, the existing organizational structure of the Company in conjunction with the Operating Partnership.


 Deferred Loan Costs

     The Company capitalizes costs related to the issuance of debt and amortizes the amounts over the life of the related loans. The annual amortization is included in interest expense in the accompanying statements of operations. The amount of accumulated amortization related to deferred loan costs is $128,030 as of December 31, 1996, and the net deferred loan costs are shown in other assets, net in the accompanying consolidated balance sheet.


 Earnings per Share

     Primary earnings per share were calculated based on the weighted average shares outstanding of 1,106,379 and 1,083,233 for the periods ended December 31, 1996 and December 31, 1995, respectively. Fully diluted earnings per share were calculated based on the greater of the number of fully diluted shares outstanding at year end or the weighted average shares outstanding upon assumed conversion of the limited partner interests, or a total of 1,831,443 shares for the year ended December 31, 1996 and 1,756,988 shares for the year ended December 31, 1995, unless the effect of the conversion is anti-dilutive and then such shares are assumed not to be exercised, as is the case for the years ended December 31, 1996 and 1995. The fully diluted earnings per share is also calculated on earnings before minority interest as if the conversion of the limited partner interests occurred at the beginning of the year. As discussed further in Note 6, the number of shares obtainable upon conversion of the limited partner interests and, therefore, fully diluted earnings per share, will fluctuate based upon the amount of income allocated and distributions paid to the limited partners.

 Cash and Cash Equivalents and Restricted Cash

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents security deposits from tenants and amounts in escrow for payment of property taxes, insurance and capital improvements, most of which is required by the Company's lenders.


 Asset Impairment

     The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.



3. MULTIFAMILY PROPERTIES

     In connection with the initial public offering, three properties owned previously by Parker, Virginia and Peoria were transferred to the Company. The general and limited partner interests of the three limited partnerships (the predecessor owners of the properties), which are Parker Road Associates, Ltd. ("Parker"), Virginia Street Associates Limited Partnership ("Virginia") and Peoria Street Associates Limited Partnership ("Peoria"), were exchanged for limited partnership interests in the Operating Partnership on November 10, 1993. The assets and liabilities of the three predecessor partnerships were recorded by the Operating Partnership at historical amounts.

     Parker acquired, from an unrelated entity, a 276 unit apartment complex known as Sedona, located in Aurora, Colorado on September 11, 1991. A mortgage with a bank and loans from the limited partners were used to fund the $4,700,000 purchase price, closing costs and certain improvements. The mortgage and limited partner loans were paid in full with proceeds from the public offering.

     Peoria acquired, from an unrelated entity, a 150 unit apartment complex known as the International on February 26, 1992. The purchase price, which totalled approximately $788,000, was funded through a loan from a limited partner. This loan was paid in full with proceeds from the public offering. This property was sold by the Company on December 20, 1996 for a gross sales price of $3,050,000.

     Virginia acquired, from an unrelated entity, a 300 unit apartment complex known as Americana Lakewood on April 13, 1992. The purchase price, which totalled approximately $8,317,000 plus closing costs and certain improvements were funded through a mortgage with a bank and a loan from an affiliate. The loan from the affiliate was paid in full with proceeds from the public offering and the mortgage loan was paid in full during 1995 with proceeds from a new mortgage loan (see Note 4).

     The Company acquired a general partner interest in Emerald Vista Associates, L.P. ("Emerald Vista"), for $1,350,000 plus closing costs on June 16, 1994 through a newly formed limited partnership (American Emerald Partners, L.P.). Emerald Vista is an existing partnership that owns the 456 unit Emerald Pointe multifamily residential property. In accordance with the terms of the amended partnership agreement of Emerald Vista, American Emerald Partners, L.P. is entitled to receive 50% of the excess cash flow available for distribution after the payment of a 15% cumulative preferential return on its net equity investment. The first mortgage indebtedness of the partnership was restructured as part of the acquisition transaction, resulting in an outstanding principal amount of $16,500,000. See Notes 7 and 9 for further information on Emerald Vista.

     The Company acquired a 450 unit multifamily residential property known as Timberleaf apartments on June 30, 1994 for a purchase price of $8,500,000 plus closing costs. As part of the purchase price, the Company assumed the existing first mortgage indebtedness on the property with an outstanding principal balance of $6,492,872.

     The Company acquired a 510 unit multifamily residential property known as Quadrangles Village apartments on December 2, 1994 for a purchase price of $21,100,000 plus closing costs. As part of the purchase price, the Company assumed the existing first mortgage indebtedness on the property with an outstanding principal balance of $16,808,175.



4. NOTES PAYABLE

     The Company refinanced the mortgage note payable collateralized by Americana Lakewood apartments in the form of a $10,500,000 mortgage loan from General Electric Capital Corporation ("GECC") on April 27, 1995. The GECC mortgage note payable had a principal balance of $10,205,752 as of December 31, 1996 and bears interest at GECC's composite commercial paper rate plus 3.75% (9.26% at December 31, 1996). The mortgage note payable requires monthly interest payments through April 2000. In addition, quarterly principal payments are required based on a stipulated percentage of the excess cash flow, as defined, from Americana Lakewood apartments. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000 and contains a 1% prepayment penalty through April 26, 1997. There is no prepayment penalty from April 27, 1997 to maturity. In addition, the note payable requires the Company to escrow cash for the payment of capital improvements. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana Lakewood apartments and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire the Quadrangles Village apartments. GECC loan proceeds were also used to pay the prepayment penalty of $242,605 relating to this first mortgage loan refinancing.

     The mortgage note payable collateralized by the Timberleaf apartments property had a principal balance of $6,372,130 as of December 31, 1996 and bears interest at 9.0%. The note payable requires monthly principal and interest payments of $52,300 through March 2004. The note requires a balloon payment of approximately $5,822,000 due April 1, 2004 and contains a prepayment penalty based upon a formula on the yield rate of a certain U.S. Treasury Security. At December 31, 1996 such prepayment penalty would have amounted to approximately $591,000. The yield maintenance prepayment penalty provision expires March 20, 2003, at which time the prepayment penalty becomes 1% of the outstanding principal balance through maturity. In addition, the note payable requires the Company to escrow cash for the payment of property taxes and insurance.

     The mortgage note payable collateralized by the Quadrangles Village apartments property had a principal balance of $16,448,662 as of December 31, 1996 and bears interest at 6.35%. The note payable requires monthly principal and interest payments of $103,031 through May 1, 2026. The note cannot be prepaid prior to June 2003, and thereafter contains a prepayment penalty as follows: 2% from June 2003 to May 2004; 1% from June 2004 to May 2005; 0% thereafter. In addition, the note payable requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Quadrangles Village apartments is a property financed by the Department of Housing and Urban Development.

     The installment loan collateralized by Sedona apartments had a principal balance of $4,212,493 as of December 31, 1996 and is included in other notes payable in the accompanying consolidated balance sheet. This loan represents a bank loan which bears interest at the bank's prime rate plus 0.5% (8.75% at December 31, 1996) and is due on August 31, 1998. This loan requires monthly principal and interest payments based on a 25 year amortization period and can be prepaid at any time without penalty. The Company's fully funded $500,000 bank revolving line of credit was paid in full with proceeds from the sale of International apartments.

     Under the provisions of the installment loan, the Company is required, among other restrictions, to maintain a minimum debt service coverage ratio of
1.5 times. As of December 31, 1996, the minimum debt service coverage ratios required under the bank line of credit have been met by the Company.

     Maturities of the aggregate notes payable as of December 31, 1996 are as follows (principal payments for the mortgage loan collateralized by Americana Lakewood apartments are reflected in the year 2000 only, since the annual principal payments are based on the cash flow from this property and therefore are not yet known):

                            Year                      Amount
                         -----------               ------------
                            1997                   $    253,975
                            1998                      4,484,676
                            1999                        291,732
                            2000                     10,518,476
                            2001                        335,268
                         Thereafter                  21,354,910
                                                   ------------
                                                   $ 37,239,037
                                                   ============



5. RELATED PARTY TRANSACTIONS

     The Company subleases its office space from Black Creek Capital, LLC to serve as its headquarters. The lease agreement contains provisions for a monthly lease payment of $1,346 payable by the first of each month and expires December 31, 1999. A principal of the Company is a principal officer of Black Creek Capital, LLC.

     The President and Chief Executive Officer and the Treasurer and Chief Financial Officer of the Company each earned a bonus of $25,000 during 1996 and 1995 for achieving the funds from operations benchmark which was stipulated in the Company's original prospectus dated November 3, 1993.

     The President and Chief Executive Officer, and the Chairman of the Company each received compensation, commencing January 1, 1995, on a quarterly basis in the form of common stock issued by the Company. Members of the Board of Directors who are not officers of the Company received compensation, commencing January 1, 1995, on a quarterly basis in the form of common stock issued by the Company. Total common stock compensation was approximately $162,000 to officers and directors of the Company for the years ended December 31, 1996 and December 31, 1995.

     The Company issued common stock during 1996 in the amount of $52,500 at its then current market price to an entity, of which a limited partner of the Operating Partnership is Chief Executive Manager, in settlement of the balance of its fee earned for securing the Company's mortgage loan with GECC which was accrued as of December 31, 1995.

6. STOCK OPTIONS, STOCK WARRANTS AND CONVERSION RIGHTS

     The Company has established stock option plans whereby options to purchase shares may be granted to certain directors, officers and employees. The plans allow for the granting of "incentive" and "non-qualified" options. The plans are to be administered by a committee of the Company's directors who will have the authority to determine the terms of the options. However, for the incentive options, the options are to be granted at not less than the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years. Also, incentive options granted to 10% or more shareholders cannot be at less than 110% of the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years. At August 24, 1993, the Board of Directors reserved 250,000 shares for issuance to certain officers and
employees under the initial plan.    As of December 31, 1996, the Board of
Directors had granted certain officers of the Company 82,000 10-year options at an exercise price of $10.00 per share. Of the 82,000 options, 35,000 were granted during 1996, 35,000 were granted during 1995 and 12,000 were granted during 1994 under this plan.

     On August 31, 1994 the Company adopted, subject to shareholder approval, a non-employee stock option plan and 150,000 shares were reserved thereunder in the form of stock options for issuance to certain directors or consultants under the newly adopted plan. Such plan was approved by the shareholders of the Company at its annual shareholder meeting held on June 7, 1995. As of December 31, 1996, the Board of Directors had granted to certain directors of the Company 104,000 10-year options at an exercise price of $10.00 per share. Of the 104,000 options, 40,000 were granted during 1996, 40,000 were granted during 1995 and 24,000 were granted during 1994 under this plan.

     In conjunction with the initial public offering, certain officers and directors received 186,700 10-year options at an exercise price of $10.00 per share, all of which remained outstanding as of December 31, 1996 and 1995.

     All options were exercisable at December 31, 1996. No options were exercised during the years ended December 31, 1996 or 1995. The fair value of each option grant is estimated, for disclosure purposes, on the date of grant using an option pricing model with the following assumptions for 1996 and 1995:
7.78% dividend yield; an expected life of 10 years; expected volatility of 20.03%; and a risk free interest rate of 6.423%. The weighted average fair value of those shares granted in 1996 and 1995 was $.59 and $.44, respectively, per share.

     The Company accounts for its stock-based options under Accounting Principles Board Opinion No. 25, under which no compensation expense related to options has been recognized, as all options have been granted with an exercise price equal to or greater than the fair value of the Company's common stock on the date of grant. The Company adopted Statement of Financial Accounting Standards ("SFAS") 123 for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant and stock purchase right has been estimated as of the date of grant using an option pricing model with the assumptions outlined in the preceding paragraph.

     Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was approximately $44,000 and $33,000, respectively. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) would have been reduced to the following pro forma amounts:

                                                Year Ended          Year Ended
                                                December 31,       December 31,
                                                   1996                1995
                                               --------------     -------------

     Net income (loss):
      As reported                                $ 1,103,650        $  (28,269)
      Pro forma                                  $ 1,077,860        $  (47,426)

     Primary earnings (loss) per share:
      As reported                                     $ 1.00            $ (.03)
      Pro forma                                       $  .97            $ (.04)

     Fully diluted earnings (loss) per share:
      As reported                                     $ 1.00            $ (.03)
      Pro forma                                       $  .97            $ (.04)

     In conjunction with the initial public offering, Dickinson & Co. received a warrant to purchase up to 107,500 shares of common stock, par value $.001, of the Company at an exercise price of $16.50 per share at any time during the period from November 3, 1993 to November 2, 1998, at which time the warrant expires.

     In conjunction with the acquisition of Quadrangles Village apartments, D.H. Blair Holdings, Inc. received a warrant to purchase 175,000 shares of common stock, par value $.001, of the Company at a price of $10.00 per share at any time during the period from December 2, 1994 to December 2, 1999, at which time the warrant expires. The warrant was transferred to a limited partner of the Operating Partnership at the time the note was purchased.

     Pursuant to the Partnership Agreement, the limited partners of the Operating Partnership received a Conversion Right, which enables each limited partner, commencing November 3, 1994, to convert their interests in the Operating Partnership into shares of common stock of the Company. The Conversion Right enables the limited partners of the Operating Partnership to convert their partnership interest in the Operating Partnership into a maximum aggregate ownership of up to 42.42% of the shares of common stock outstanding immediately after the initial public offering. The number of shares of common stock into which limited partners in the aggregate could convert their partnership interests was initially established at 792,007. The number of shares relating to the Conversion Right remains stable irrespective of the market price of the Company's common stock, except that such number of shares may be subject to reduction for cash distributions made to the limited partners in excess of net income allocated to the limited partners. The limited partners, in the aggregate, could convert their partnership interests in the Operating Partnership into 725,064 shares of common stock as of December 31, 1996 and 636,185 shares of common stock as of December 31, 1995.

     The Conversion Right, which became exercisable on November 10, 1994, may be exercised from time to time in whole or in part prior to November 10, 1998, at which time the Conversion Right expires. No limited partner interests were converted during 1996.

     The purchase price payable upon exercise of the Conversion Right is payable by the Company's issuance of the appropriate number of shares of common stock. Limited partners may exercise their Conversion Right only once during each calendar quarter period.



7. COMMITMENTS AND CONTINGENCIES

     The Company and an affiliated entity are defendants in a lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties. Emerald Vista Associates, L.P. owns the Emerald Pointe apartments. Emerald Vista, Inc. is one of the co-general partners and an affiliate of the Company is a co-general partner. Schickler Meringoff Properties provides on-site management of the properties. The plaintiffs allege that the defendants, in connection with an inspection of the partnership's apartment property in June 1995, breached their fiduciary duties to the plaintiffs and both negligently and intentionally interfered with contracts of employment between the manager of the property and certain of its employees. Plaintiffs are seeking damages, declaratory and injunctive relief among other remedies, including a declaratory judgment that all cash flow from the property after payment of the first mortgage debt service may be placed in an escrow account to cover any cash shortfall pending the outcome of the litigation. Management and its legal counsel believe that the Company and its subsidiary have meritorious defenses to the plaintiff's claims. The Company has filed an answer in the litigation and believes that liability, if any, related to this matter will not have a material impact upon the financial position or results of operations of the Company. Trial is scheduled for June 2, 1997.

     The Company also received notification dated October 26, 1995 from a representative of the managing general partner of Emerald Pointe apartments that the quarterly cash flow from such property distributable to the partners has been deposited into a special reserve account until further notice in relation to a dispute between the Company and the managing general partner, which the Company is presently attempting to resolve. Cash flow from Emerald Pointe apartments was reported as $41,682 and $45,010 for the period from June 1, 1995 to September 30, 1995 and the period from October 1, 1995 to December 31, 1995, respectively, and such amounts were initially deposited into a separate escrow account. During 1996, the Company received the reported cash flow of $86,692 from Emerald Pointe apartments for the period from June 1, 1995 to December 31, 1995, and also received all reported cash flows for 1996.

     The Company entered into employment agreements with two officers of the Company in conjunction with the initial public offering pursuant to which one officer served as President and Chief Executive Officer of the Company and another officer served as Treasurer and Chief Financial Officer of the Company. The agreements were for an initial term of three years ending in November 1996. Employment agreements for these two officers of the Company were extended through December 31, 1999 at specified compensation levels, including stipulated severance packages upon termination of either agreement prior to December 31, 1999. Each executive may receive salary, bonuses and additional compensation or benefits as the Company may, in its discretion, award to the employee.



8. OWNERSHIP LIMIT AND BOARD OF DIRECTORS TERMS

     In order to maintain its qualification as a REIT, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). To ensure that the Company will not fail to qualify as a REIT under this test, the Certificate of Incorporation of the Company authorizes the Directors to take such action as may be required to preserve its qualification as a REIT and to limit any person, subject to certain exceptions and other than any person approved by the Directors, to direct or indirect ownership of 4.75% of the lesser of the number or value of the outstanding shares of the Company; provided, however, the Directors may not grant an exemption from the foregoing ownership limitation to any Director, employee or other person whose ownership, direct or indirect, of in excess of 4.75% of the lesser of the number or value of the outstanding common stock would result in the termination of the Company's status as a REIT. The Company also has the ability to issue other classes of common and preferred shares of stock.

     Pursuant to the terms of the Company's Certificate of Incorporation, the Directors are divided into three classes. One class holds office initially for a term expiring at the annual meeting of shareholders to be held in 1997, another class holds office for a term expiring at the annual meeting of shareholders to be held in 1998 and another class holds office for a term expiring at the annual meeting of shareholders to be held in 1999. The members of each class of Directors will hold office until their successors are duly elected and qualified. At each annual meeting of the shareholders of the Company, the successors to the class of Directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

9. INVESTMENT IN PARTNERSHIP

     During 1994, the Company acquired a 50% general partnership interest in Emerald Vista. The Company is entitled to receive 50% of the excess cash flow available for distribution, as defined, after the payment of a 15% cumulative preferential return on its net equity investment. The Company records its equity in earnings based on its allocable share of the net income or loss from Emerald Vista.

     The Company established receivables on its books for the Company's preferred return on its investment in Emerald Vista for the amounts owed to the Company as of December 31, 1996 and December 31, 1995.



 Significant Accounting Policies

     Emerald Vista accounts for its investment in real estate at cost. Costs related to the acquisition of real estate by Emerald Vista, including commissions, closing costs and direct and indirect acquisition costs have been capitalized. Capitalized costs are depreciated over their estimated useful lives ranging from 5 to 35 years. Costs of repairs and maintenance are expensed as incurred.

     Costs incurred in connection with Emerald Vista's financing are deferred and amortized over the life of the related mortgage note payable. Such costs are included in other assets on its balance sheet and the accumulated amortization at December 31, 1996 was approximately $44,000.

     Provision for Federal and state income taxes has not been made in Emerald Vista's financial statements as the tax effects of Emerald Vista's activities will be reflected in the individual tax returns of the partners.



 Amortization of Investment in Excess of Underlying Equity

     The Company's investment in Emerald Vista ($1,190,611 at December 31, 1996) was in excess of its share in the existing equity as of the date of its acquisition of the general partner interest in Emerald Vista. The Company is amortizing the amount of its investment in excess of its share in the underlying equity. The amortization is recorded on a pro rata basis to interest expense and depreciation expense on the financial statements. The unamortized investment in excess of its share in the underlying equity was approximately $2,000,000 as of December 31, 1996.

 Summarized Financial Data

     The following is a summary of Emerald Vista's balance sheet as of December 31, 1996 and the statement of operations for the years ended December 31, 1996 and 1995:


     Balance Sheet:                                        1996
     --------------                                     ---------
                                                       (Unaudited)
                                                          (000's)

     Investment in real estate, net                     $ 19,566
     Cash                                                    157
     Other assets, net                                       208
                                                        --------
     Total assets                                       $ 19,931
                                                        ========

     Mortgage note payable                              $ 21,090
     Other liabilities                                       382
     Partners' deficit                                    (1,541)
                                                        --------
     Total liabilities and partners' deficit            $ 19,931
                                                        ========



     Statements of Operations:            1996            1995
     -------------------------          --------        --------
                                      (Unaudited)     (Unaudited)
                                          (000's)         (000's)

     Revenues                           $  2,886        $  2,941
     Operating expenses                   (1,837)         (1,832)
     Interest expense                       (111)           (118)
                                        --------        --------

     Net income                         $    938        $    991
                                        ========        ========


10. SUBSEQUENT EVENTS

     The Company refinanced the installment note payable collateralized by Sedona apartments in the form of a $5,700,000 mortgage loan from GMAC Commercial Mortgage Corporation ("GMAC") on January 31, 1997. The GMAC mortgage note payable bears interest at 250 basis points over the one month LIBOR rate rounded up to the nearest eighth of one percent and adjusts on a monthly basis (8.00% at January 31, 1997). The mortgage note payable requires monthly principal and interest payments based on a 25 year amortization. The note requires a balloon payment in the amount of the outstanding principal balance on August 1, 1998 and contains a 1% prepayment penalty/exit fee which is waived if GMAC places the permanent loan on this property. In addition, the note payable requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Proceeds from the GMAC loan were used to repay the previously existing installment loan collateralized by Sedona apartments and to establish a completion repair escrow for designated capital improvements on the property.

     The Company announced on February 5, 1997 that it had declared a cash dividend of $0.21625 per share for operations relating to the quarter ending December 31, 1996 payable on March 4, 1997 to shareholders of record on February 21, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



To the Shareholders of
      American Real Estate Investment Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Annual Report on Form 10-KSB, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
 January 31, 1997.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                                 Initial Cost
                                                                                        ------------------------------
                                                                                                           Buildings,
                                                                                                          Equipment &
                                             Year           Date                           Land           Improvements
Property Name             Location        Constructed     Acquired     Encumbrances      (Approx.)          (Approx.)
-------------           ------------      -----------     --------     ------------     -----------       ------------
Americana Lakewood      Lakewood, CO         1985         11/10/93      $10,205,752      $2,297,000 (1)    $6,020,000 (1)

Sedona                  Denver, CO           1971         11/10/93        4,212,493         428,000 (1)     4,272,000 (1)

Timberleaf              Aurora, CO           1972         6/30/94         6,372,130       1,537,000         7,434,000

Quadrangles Village     Tempe, AZ            1987         12/2/94        16,448,662       4,220,000        17,836,000

Company headquarters (3)
                                                                       ------------     -----------       -----------

Totals                                                                  $37,239,037      $8,482,000       $35,562,000
                                                                       ============     ===========      ============

NOTES:        (1)   Amounts relate to costs and expenditures for the previous
                    owners of the properties, from whom the Company acquired such properties on November 10, 1993 in connection with the successful completion of its initial public offering.

              (2) Amount relates to the outstanding balance of the Company's bank term loan, which is collateralized by the Sedona Apartments.

              (3) Amounts relate to office equipment purchased and tenant finish expenditures for the Company headquarters.

              (4) The total tax basis of the properties for Federal income tax purposes was approximately $55,005,000.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
            SCEHDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          Gross Carrying Value
                                                          at December 31, 1996
                                            ---------------------------------------------
                           Subsequent                          Buildings,
                            Capital                           Equipment &                        Accumulated     Depreciable
Property Name             Improvements         Land           Improvements       Total           Depreciation       Life
-------------             ------------      ----------        ------------    -----------        ------------    -----------
                                                                                  (4)
Americana Lakewood          $  553,464      $2,297,427        $  6,573,037    $ 8,870,464        $  1,079,490       35 years

Sedona                         829,077         428,332           5,100,745      5,529,077           1,011,012       30 years

Timberleaf                     201,678       1,536,900           7,635,778      9,172,678             592,603       35 years

Quadrangles Village            542,848       4,220,000          18,378,848     22,598,848           1,133,365       35 years

Company headquarters (3)        21,535 (3)                          21,535         21,535              11,359        3 years
                          ------------      ----------        ------------    -----------        ------------
Totals                      $2,148,602      $8,482,659        $ 37,709,943    $46,192,602        $  3,827,829
                          ============      ==========        ============    ===========        ============



    NOTES:        (1)   Amounts relate to costs and expenditures for the
                        previous owners of the properties, from whom the Company acquired such properties on November 10, 1993 in connection with the successful completion of its initial public offering.

                  (2) Amount relates to the outstanding balance of the Company's bank term loan, which is collateralized by the Sedona Apartments.

                  (3) Amounts relate to office equipment purchased and tenant finish expenditures for the Company headquarters.

                  (4) The total tax basis of the properties for Federal income tax purposes was approximately $55,005,000.

                 AMERICAN REAL ESTATE INVESTMENT CORPORATION
           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION ACTIVITY:


                                         1996                          1995
                              --------------------------    --------------------------

                                             Accumulated                   Accumulated
                                 Cost       Depreciation        Cost      Depreciation
                              -----------   ------------    -----------   ------------
Balance at beginning of year  $47,286,227     $3,004,961    $46,608,125     $1,631,983

Acquisitions                            0              0              0              0

Capital Improvements              424,370              0        678,102              0

Sales                           1,517,995        538,527              0              0

Depreciation                            0      1,361,395              0      1,372,978
                              -----------     ----------    -----------     ----------
Balance at end of year        $46,192,602     $3,827,829    $47,286,227     $3,004,961
                              ===========     ==========    ===========     ==========

NOTE: INTERNATIONAL APARTMENTS WAS SOLD ON DECEMBER 20, 1996.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN REAL ESTATE INVESTMENT CORPORATION


                              By:   /s/ Evan Zucker
                                    -------------------------------------------
                                    Evan Zucker, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                            DATE


 /s/ Evan Zucker              President and Director           February 27, 1997
---------------------------    (Principal Executive Director)   -----------
Evan Zucker


 /s/ Rick A. Burger           Treasurer (Principal Financial   February 27, 1997
---------------------------   and Accounting Officer)           -----------
Rick A. Burger


 /s/ James Mulvihill          Director                         February 27, 1997
---------------------------                                     -----------
James Mulvihill


 /s/ Hord Hardin, III         Director                         February 27, 1997
---------------------------                                     -----------
Hord Hardin, III


 /s/ J. Christopher O'Keeffe  Director                         February 27, 1997
----------------------------                                    -----------
J. Christopher O'Keeffe


 /s/ Michael Rotchford        Director                         February 27, 1997
----------------------------                                    -----------
Michael Rotchford