Form 10QSB
period 1997-03-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1997-05-15
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                               --------------

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _____________________

Commission file number   1-12514
                       -----------


                  American Real Estate Investment Corporation
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Maryland                                        84-1246585
  -------------------------------                     -------------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)

              1670 Broadway, Suite 3350, Denver, Colorado  80202
              --------------------------------------------------
                   (Address of principal executive offices)

                                (303) 869-4700
                          ---------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ___
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS
   State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,126,008
                                                  ---------------

   Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                  ___    ---

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet (unaudited) as of
          March 31, 1997                                                    3

          Consolidated Condensed Statements of Operations (unaudited)
          for the three months ended March 31, 1997 and March 31, 1996      4

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the three months ended March 31, 1997 and March 31, 1996      5

          Notes to Consolidated Condensed Financial Statements (unaudited)  6

Item 2.   Management's Discussion and Analysis or Plan of Operation         8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 6.   Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 16

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)


                                                             March 31,
                                                               1997
                                                           ------------
ASSETS
------
Investment in real estate:
    Land                                                   $  6,945,759
    Buildings and improvements                               30,197,394
                                                           ------------
                                                             37,143,153
    Less: Accumulated depreciation                           (3,484,788)
                                                           ------------
                                                             33,658,365
    Investment in partnership                                 1,136,818
                                                           ------------
        Total investment in real estate, net                 34,795,183

Cash & cash equivalents                                       4,114,148
Restricted cash                                               1,531,546
Accounts receivable                                             116,747
Other assets, net                                               361,323
                                                           ------------
        Total assets                                       $ 40,918,947
                                                           ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
    Mortgage notes payable                                 $ 32,281,968
    Accrued interest                                            206,180
    Accrued property taxes                                      118,069
    Accrued expenses and other liabilities                      316,440
    Security deposits                                           207,150
                                                           ------------
        Total liabilities                                    33,129,807
                                                           ------------

Minority interest                                             2,953,778

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized; no preferred shares issued and outstanding          0
    Common stock, $.001 par value; 30,000,000 shares
      authorized; 1,126,008 common shares issued and
      outstanding                                                 1,126
    Additional paid-in capital                                5,414,415
    Cumulative net income                                     2,282,709
    Cumulative dividends                                     (2,862,888)
                                                           ------------
        Total shareholders' equity                            4,835,362
                                                           ------------
        Total liabilities and shareholders' equity         $ 40,918,947
                                                           ============



The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                         Three months       Three months
                                            ended              ended
                                        March 31, 1997     March 31,1996
                                        --------------     -------------
Revenues:
    Rents and fees                        $2,162,679         $2,503,281
    Other income                              64,211             70,415
                                          ----------         ----------
        Total revenues                     2,226,890          2,573,696
                                          ----------         ----------

Operating expense:
    Repairs and maintenance                  130,386            132,078
    Property taxes                            92,838            103,217
    Property management fees                  76,640             88,953
    Utilities                                251,437            288,576
    Payroll                                  163,473            232,761
    Other property operations                224,385            238,080
    General and administrative               228,445            176,591
    Depreciation and amortization            286,492            324,889
                                          ----------         ----------
        Total operating expenses           1,454,096          1,585,145
                                          ----------         ----------

Financing expenses:
    Non-related party interest expense       896,920            982,131
                                          ----------         ----------
        Total financing expenses             896,920            982,131
                                          ----------         ----------


Minority interest                                  0                  0

Equity in earnings from investment
    in partnership                           129,358            160,604
                                          ----------         ----------

Income before gain on sale of property         5,232            167,024

Gain on sale of property                     402,926                  0
                                          ----------         ----------

Net income                                $  408,158         $  167,024
                                          ==========         ==========

Primary earnings per share                $     0.36         $     0.15
                                          ==========         ==========

Fully diluted earnings per share          $     0.22         $     0.10
                                          ==========         ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                    Three months  Three months
                                                        ended         ended
                                                   March 31, 1997 March 31, 1996
                                                   -------------- --------------
Operating Activities:
  Net income                                           $   408,158    $ 167,024
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation & amortization                          293,190      339,728
      Gain on sale of property                            (402,926)           0
      Common stock compensation                             40,500       40,500
      Cash used in operating assets                       (808,743)     (77,770)
      Cash provided by (used in) operating liabilities    (382,503)     125,554
                                                       -----------    ---------
Net cash provided by (used in) operating activities       (852,324)     595,036
                                                       -----------    ---------

Investing Activities:
  Cash used in investment in real estate                  (187,828)     (67,521)
  Net proceeds from sale of property                     2,820,525            0
                                                       -----------    ---------
Net cash provided by (used in) investing activities      2,632,697      (67,521)
                                                       -----------    ---------

Financing activities:
  Dividends paid                                          (242,553)    (231,531)
  Minority interest distributions                         (171,271)    (167,311)
  Proceeds from mortgage notes payable                   5,700,000       15,000
  Repayment of mortgage notes payable                      (81,498)     (85,609)
  Repayment of other notes payable                      (4,212,493)     (18,083)
                                                       -----------    ---------
Net cash provided by (used in) financing activities        992,185     (487,534)
                                                       -----------    ---------
Net increase in cash and cash equivalents                2,772,558       39,981
Cash and cash equivalents, beginning of period           1,341,590      635,958
                                                       -----------    ---------
Cash and cash equivalents, end of period               $ 4,114,148    $ 675,939
                                                       ===========    =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

  Cash paid for interest                               $   854,228    $ 818,827
                                                       ===========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Basis of Presentation

          The accompanying financial statements include the account balances as of March 31, 1997 and the activity for the three months ended March 31, 1997 and March 31, 1996 for the Company on a consolidated basis. Certain prior year balances may have been reclassified to conform with the current year presentation.

          The unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation.


 Allocations of Income and Distributions of Cash

          All income of the Operating Partnership for the three months ended March 31, 1997 and March 31, 1996 was allocated to the Company, therefore there were no allocations to the minority interest for such periods. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder.

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

 Earnings per Share

          Primary earnings per share were calculated based on weighted average shares outstanding of 1,121,679 and 1,096,057 for the periods ended March 31, 1997 and March 31, 1996, respectively. Fully diluted earnings per share were calculated based on weighted average shares outstanding upon conversion of the limited partner interests, or a total of 1,846,743 and 1,732,242 shares for the three months ended March 31, 1997 and March 31, 1996, respectively. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Management believes the adoption of SFAS No. 128 will have no significant impact on the Company's consolidated financial statements.



2. COMPANY STRATEGY AND OPERATIONS

          The Company has from time to time engaged in negotiations with respect to various corporate strategies and opportunities for the Company, including a possible merger, recapitalization, restructuring or other business combination and such negotiations are expected to continue on an ongoing basis. At present the Company has not entered into any specific agreements with respect to any such transaction. In addition, Company is expected to continue negotiations regarding the potential sale of one or more of its remaining properties in conjunction with its overall corporate strategy. The Company has entered into a contract to sell its 276-unit Sedona apartments located in Denver, Colorado and the sale is subject to completion of due diligence procedures.



3. SUBSEQUENT EVENTS

          The Company and an affiliated entity entered into a settlement agreement on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties.

          The Company announced on May 13, 1997 that it had declared a cash dividend of $.2175 per share for operations relating to the quarter ended March 31, 1997 payable on June 4, 1997 to shareholders of record on May 23, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



OVERVIEW

          The following discussion should be read in conjunction with the consolidated condensed financial statements of American Real Estate Investment Corporation (the "Company"), including Notes to Consolidated Condensed Financial Statements. The Company presently owns either a full or partial interest in multifamily residential properties which comprise an aggregate of 1,542 units.


RESULTS OF OPERATIONS

          The following discussion of results of operations relates to the consolidated operations of the Company for the three months ended March 31, 1997 and March 31, 1996. Certain items for the three months ended March 31, 1996 were reclassified for comparability to the current reporting classifications for the same period in 1997.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


          Rents and fees revenues decreased to $2,162,679 for the three months ended March 31, 1997 from $2,503,281 for the three months ended March 31, 1996, primarily as a result of the sale of International apartments ("International") on December 20, 1996 and the sale of Timberleaf apartments ("Timberleaf") on February 28, 1997. Timberleaf also had experienced higher vacancy rates during the first two months of 1997 prior to the sale. Each of the Company's remaining wholly owned properties (i.e. Americana Lakewood apartments ("Americana"), Sedona apartments ("Sedona") and Quadrangles Village apartments ("Quadrangles")) reflected an increase in rents and fees revenues from $1,772,510 in the aggregate for the three months ended March 31, 1996 to $1,829,062 in the aggregate for the three months ended March 31, 1997, the most significant increase of which related to Quadrangles due to higher rental rates.

          Other income decreased for the three months ended March 31 from $70,415 in 1996 to $64,211 in 1997 primarily due to the sale of International and Timberleaf.

          Repairs and maintenance decreased from $132,078 to $130,386 for the three months ended March 31, 1996 and March 31, 1997, respectively. A decrease in repairs and maintenance expenses due to the sale of International was almost completely offset by the increased repairs and maintenance expenses for Timberleaf preparing the property for sale in addition to higher general repair expenses at Americana during the first quarter of 1997 as compared to the same period in 1996.

          Property taxes were $92,838 and $103,217 for the three months ended March 31, 1997 and March 31, 1996, respectively. The decrease resulted primarily from the sale of International and Timberleaf. An increase in 1997 in the Denver, Colorado property taxes for Americana and Sedona was substantially offset by a decrease in the 1997 Phoenix, Arizona property taxes for Quadrangles.

          Property management fees decreased from $88,953 for the three months ended March 31, 1996 to $76,640 for the three months ended March 31, 1997 due to the sale of International and Timberleaf.

          Utilities decreased from $288,576 to $251,437, respectively, for the three months ended March 31, 1996 and 1997 also primarily due to the sale of International and Timberleaf. In addition, Sedona and Quadrangles experienced higher utility costs in 1997 as did Timberleaf for the two months it was owned by the Company, partially offsetting the decrease resulting from the sale of the Company's two properties.

          Payroll decreased from $232,761 for the three months ended March 31, 1996 to $163,473 for the three months ended March 31, 1997 primarily as a result of the sale of International and Timberleaf.

          Other property operations for the three months ended March 31, decreased slightly from $238,080 in 1996 to $224,385 in 1997, primarily due to the sale of International. While Timberleaf was owned and operated for only two months in 1997 as compared to three months in 1996, other property operations for this property aggregated approximately the same amount for these two periods primarily as a result of higher bad debt expense and insurance costs in 1997. Other property operations for Americana and Quadrangles remained relatively stable for these two periods, while Sedona experienced higher bad debt expense in 1997 as compared to 1996.

          General and administrative expenses increased from $176,591 to $228,445 for the three months ended March 31, 1996 and March 31, 1997, respectively, as a result of several factors. The Company was required to pay its self insurance retention for a fire at Americana, the damage from which has been substantially completely repaired, adding to the Company's insurance related expenses in 1997. Additional legal fees were incurred by the Company in conjunction with the settlement of the lawsuit related to the Company's 50% general partner interest in Emerald Vista Associates, L.P. Finally, a bonus was earned by the Chairman of the Board in 1997 which contributed to the higher general and administrative expenses.

          Depreciation and amortization expenses for the three months ended March 31 decreased from $324,889 in 1996 to $286,492 in 1997 primarily as a result of the sale of International and Timberleaf. The decrease was slightly offset by additional depreciation relating to the capital improvements completed on Americana, Sedona and Quadrangles during the past twelve calendar months.

          Total financing expenses decreased from $982,131 to $896,920 for the three months ended March 31, 1996 and March 31, 1997, respectively. The decrease in financing expenses resulted primarily from the assumption of the mortgage loan collateralized by Timberleaf in conjunction with the sale of this property in February 1997. The Company repaid the bank installment loan collateralized by Sedona, which was originally obtained to provide a line of credit for the Company's acquisitions in 1994, with proceeds from a new mortgage loan collateralized by Sedona. The new mortgage loan was funded by GMAC Commercial Mortgage Corporation ("GMAC") in January 1997 to not only pay off the bank loan, but to provide renovation funds for designated capital improvements at Sedona. The Company also restructured the mortgage note payable collateralized by Americana originally funded on April 27, 1995 by General Electric Capital Corporation ("GECC") whereby the interest rate was reduced by 130 basis points effective March 1, 1997.

          Equity in earnings from investment in partnership decreased from $160,604 to $129,358 for the three months ended March 31, 1996 and March 31, 1997, respectively, due to lower net income reported in 1997 for Emerald Vista Associates, L.P. (the owner of Emerald Pointe apartments), the partnership in which the Company owns a 50% general partner interest.

          Income before gain on sale of property decreased for the three months ended March 31 from $167,024 in 1996 to $5,232 in 1997 due to the sale of International and Timberleaf, in addition to higher vacancies and higher operating expenses for Timberleaf during January and February in 1997 prior to its sale. The higher operating expenses were primarily attributable to turnover in management companies in late December 1996 and additional costs and expenses in preparation for the sale of the property.

          Gain on sale of property of $402,926 for the three months ended March 31, 1997 related to the sale of Timberleaf for a gross sales price of $9,115,000 on February 28, 1997. As part of the transaction the buyer assumed the outstanding balance of the first mortgage loan of approximately $6,363,000 collateralized by Timberleaf.

          For the three months ended March 31 net income increased to $408,158 in 1997 from $167,024 in 1996 primarily due to the sale of Timberleaf in February 1997, in addition to lower financing expenses and lower operating expenses in 1997. The increase in net income resulting for the aforementioned items was partially offset by lower revenues and lower equity in earnings from investment in partnership in 1997.


LIQUIDITY AND CAPITAL RESOURCES

          The primary sources of cash during the three months ended March 31, 1997 were the sale of Timberleaf, the new mortgage loan with GMAC collateralized by Sedona and the Company's cash from operations. Principal cash outflows for the same three month period were repayment (through assumption by the buyer) of the mortgage loan collateralized by Timberleaf, repayment of the bank installment loan collateralized by Sedona, dividends paid to holders of common stock, distributions to limited partners (i.e. minority interest distributions) and interest payments.

          The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations supplemented by cash generated from the sale of properties. The Company believes that such cash will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

          The Company had outstanding indebtedness of approximately $32,282,000 as of March 31, 1997, representing three non-recourse mortgage notes payable.

          One mortgage note payable, collateralized by Americana, which was recently restructured effective March 1, 1997, bears interest at GECC's composite commercial paper rate plus 2.45%, adjusted on a monthly basis, and matures on April 30, 2000. The mortgage note payable requires monthly interest payments, in addition to quarterly principal payments based on a stipulated percentage of the excess cash flow, as defined, from Americana. The note cannot be prepaid prior to March 1, 1998 unless such prepayment results from a sale of Americana and after March 1, 1998 the note may be prepaid in full without penalty. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000, the maturity date. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles. The GECC loan proceeds were also used to pay the prepayment penalty of $242,605 relating to this first mortgage refinancing in 1995.

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

          The Company refinanced the bank installment note payable collateralized by Sedona apartments in the form of a $5,700,000 mortgage loan from GMAC on January 31, 1997. The GMAC mortgage note payable bears interest at 250 basis points over the one month LIBOR rate rounded up to the nearest eighth of one percent and adjusts on a monthly basis. The mortgage note payable requires monthly principal and interest payments commencing March 1, 1997 based on a 25 year amortization. The note requires a balloon payment in the amount of the outstanding principal balance on August 1, 1998 and contains a 1% prepayment penalty/exit fee which is waived if GMAC places the permanent loan on this property. The Company can extend the maturity date to February 1, 1999, upon giving notice no later than July 1, 1998 and payment of a 0.25% extension fee. In addition, the note payable requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Proceeds from the GMAC loan were used to repay the previously existing bank installment loan collateralized by Sedona apartments and to establish a completion repair escrow for designated capital improvements on the property, which are currently in the process of being completed.

          The Company and an affiliated entity entered into a Mutual Release and Settlement

Agreement ("Settlement Agreement") on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties (collectively "Plaintiffs"). In conjunction with the Settlement Agreement, Plaintiffs have an option to purchase the Company's interest in Emerald Vista Associates, L.P. for $2,000,000 within 90 days of execution of the Settlement Agreement. Plaintiffs have the right to a 90 day extension of the purchase option conditioned upon a non-refundable payment of $25,000. Furthermore, Plaintiffs have the right to a second 90 day extension of the purchase option conditioned upon the payment of an additional non-refundable $25,000.

          The Company is currently engaged in a review of both its properties and future real estate investment opportunities. Management of the Company believes that favorable opportunities exist to liquidate certain of its properties, thereby recognizing the enhanced values of these properties, and re-deploy the proceeds in other real estate investment assets where management believes higher returns can be achieved. Such proceeds may be re-deployed in the acquisition of fee interests in real estate, including commercial, industrial, residential or other real estate investments, including sale/leasebacks or mortgages or deeds of trust secured by such real estate.
Sale proceeds may be used in conjunction with a number of other potential corporate strategies and opportunities the Company is exploring. Management has no present plans for the Company to be operated other than as a REIT.

          On December 20, 1996, the Company sold its 150-unit International apartments located in Aurora, Colorado for a purchase price of $3,050,000. On February 28, 1997, the Company sold its 450-unit Timberleaf apartments located in Aurora, Colorado for a purchase price of $9,115,000. As part of the transaction the buyer assumed the outstanding balance of the first mortgage loan of approximately $6,363,000 collateralized by Timberleaf apartments. The Company may use all or part of the cash proceeds from the sale of Timberleaf or International or from any future property sales in conjunction with any future acquisitions or other corporate opportunities. The Company has entered into a contract to sell its 276-unit Sedona apartments located in Denver, Colorado and the sale is subject to completion of due diligence procedures.

          Management of the Company is exploring a number of other corporate strategies and opportunities, including negotiations with respect to a possible merger, recapitalization, restructuring or other business combination and such negotiations are expected to continue on an ongoing basis. At present the Company has not entered into any specific agreements with respect to any such transaction. In addition, Company is expected to continue negotiations regarding the potential sale of one or more of its remaining properties in conjunction with its overall corporate strategy.

          The Company may also seek to enter into secured borrowings or to sell additional equity interests in the Company to finance potential acquisitions relating to future real estate investment opportunities. There can be no assurance such arrangements can be entered into or that additional capital will be available. In addition, the Company may offer in exchange for such real estate investments its shares of Common Stock or additional limited partnership interests in the Operating Partnership which may be exchangeable for Common Stock of the Company under the terms of the Operating Partnership agreement. The Company may also use other sources of capital to finance such acquisitions, including non-distributed funds from operations or the issuance of debt securities. There can be no assurance such financing can be obtained. The Company has no material commitments for additional capital improvements to the Properties except for the renovation work currently in progress at Sedona.

          See the accompanying Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


FUNDS FROM OPERATIONS

          Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. The Company's FFO was $349,052 for the three months ended March 31, 1997 as compared to $535,751 for the three months ended March 31, 1996. The decline in FFO in 1997 was primarily attributable to the sale of International and Timberleaf, in addition to the higher vacancies and higher operating expenses for Timberleaf during January and February of 1997 prior to its sale. FFO for the three months ended March 31, 1997 was calculated by deducting the gain on sale of property of $402,926 and deducting the Company's equity in earnings from investment in partnership of $129,358 from net income before minority interest of $408,158, and then adding depreciation and amortization of $286,492, adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $174,920 and adding the loss from debt restructuring of $11,766 related to the loan refinancing completed for Sedona in January 1997. FFO for the three months ended March 31, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $160,604 from net income before minority interest of $167,024, and then adding depreciation and amortization of $324,889, and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $204,442. NAREIT recently clarified the application of its FFO definition and recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company has implemented the new application of the NAREIT FFO definition, effective for the 1996 reporting period wherein amortization of loan costs aggregating $21,319 and $16,984, respectively, have not been included in FFO for the three months ended March 31, 1997 and 1996.

INFLATION

          Substantially all of the leases at the Company's properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.

PART II.  OTHER INFORMATION

          Item 1:  Legal Proceedings

                   The Company and an affiliated entity entered into a Mutual
             Release and Settlement Agreement ("Settlement Agreement") on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties (collectively "Plaintiffs"). In conjunction with the Settlement Agreement, Plaintiffs have an option to purchase the Company's interest in Emerald Vista Associates, L.P. for $2,000,000 within 90 days of execution of the Settlement Agreement. Plaintiffs have the right to a 90 day extension of the purchase option conditioned upon a non-refundable payment of $25,000. Furthermore, Plaintiffs have the right to a second 90 day extension of the purchase option conditioned upon the payment of an additional non-refundable $25,000.

          Item 4:  Submission of Matters to a Vote of Security Holders

                   (a) The Company held an annual meeting of stockholders on May 7, 1997.

                   (b) At the meeting, the following person was elected as a Director to serve until the annual meeting of stockholders in 2000 and until his successor has been elected and qualified:


                                                Votes In Favor    Votes Withheld
                                                --------------    --------------

                   J. Christopher O'Keeffe         1,008,374          22,255


                   (c) Also at the meeting, the following proposals were adopted by the votes indicated:

                        (1) Proposal to amend the Company's 1993 Omnibus Incentive Plan

                             In favor  -  500,159
                             Against or withheld  -  82,629
                             Abstentions  -  23,767
                             Not voted  -  515,075

                        (2) Proposal to amend the Company's 1994 Non-Employee Stock Option Plan

                             In favor  -  488,154
                             Against or withheld  -  89,271
                             Abstentions  -  29,130
                             Not voted  -  515,075

          Item 6:  Exhibits and Reports on Form 8-K

                   (a)  Exhibits filed with this Form 10-QSB - None

                   (b) A Current Report on Form 8-K for February 28, 1997 was filed in response to Items 2 and 7 during the fiscal quarter ended March 31, 1997



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMERICAN REAL ESTATE INVESTMENT
                                           CORPORATION


                                           By:
                                               _____________________________
                                               Evan Zucker
                                               President


                                           By:
                                               _____________________________
                                               Rick A. Burger
                                               Treasurer