Form 10QSB
period 1997-06-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1997-08-13
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997
                              ----------------

[   ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from             to
                              ------------   ----------------
Commission file number  1-12514
                      ------------

                  American Real Estate Investment Corporation
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

                                (303) 869-4700
                        ------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No
                                                                 ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                        DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      NO
                                                 ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,128,594
                                                  -----------------

  Transitional Small Business Disclosure Format (check one):
Yes    No  X
   ---    ---

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                  FORM 10-QSB

                                     INDEX




                                                                                Page
                                                                               Number
PART I.       FINANCIAL INFORMATION                                            ------

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheet (unaudited) as of
              June 30, 1997                                                      3

              Consolidated Condensed Statements of Operations (unaudited)
              for the six months ended June 30, 1997 and June 30, 1996 and
              the three months ended June 30, 1997 and June 30, 1996             4

              Consolidated Condensed Statements of Cash Flows (unaudited)
              for the six months ended June 30, 1997 and June 30, 1996           5

              Notes to Consolidated Condensed Financial Statements (unaudited)   6

Item 2.       Management's Discussion and Analysis or Plan of Operation          9

PART II.      OTHER INFORMATION                                                 16

SIGNATURES                                                                      16



                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)


                                                                 June 30,
                                                                   1997
                                                               -------------
ASSETS
------

Investment in real estate:
    Land                                                      $   6,945,759
    Buildings and improvements                                   30,875,461
                                                               -------------
                                                                 37,821,220
    Less: Accumulated depreciation                               (3,749,890)
                                                               -------------
                                                                 34,071,330
    Investment in partnership                                     1,087,881
                                                               -------------
        Total investment in real estate, net                     35,159,211

Cash & cash equivalents                                           3,974,726
Restricted cash                                                     947,482
Accounts receivable                                                 174,517
Other assets, net                                                   273,846
                                                               -------------
        Total assets                                          $  40,529,782
                                                               =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                    $  32,188,866
    Accrued interest                                                193,844
    Accrued property taxes                                          169,238
    Accrued expenses and other liabilities                          287,378
    Security deposits                                               207,935
                                                               -------------
        Total liabilities                                        33,047,261
                                                               -------------

Minority interest                                                 2,757,434

Commitments and contingencies

Shareholders' equity:

    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no preferred shares issued and outstanding                          0
    Common stock, $.001 par value; 30,000,000 shares authorized;
      1,128,594 common shares issued and outstanding                  1,129
    Additional paid-in capital                                    5,438,494
    Cumulative net income                                         2,393,258
    Cumulative dividends                                         (3,107,794)
                                                               -------------
        Total shareholders' equity                                4,725,087
                                                               -------------
        Total liabilities and shareholders' equity            $  40,529,782
                                                               =============


The accompanying notes to consolidated financial statements are an integral part of this balance sheet.


                AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                           Six months ended           Three months ended
                                  ------------------------------  ---------------------------
                                       June 30,      June 30,       June 30,      June 30,
                                        1997           1996           1997          1996
                                  ---------------- -------------  ------------- -------------

Revenues:
    Rents and fees                $    3,918,246  $  4,917,175   $  1,755,567   $ 2,413,894
    Other income                         175,118       143,814        110,907        73,399
                                  ---------------- -------------  ------------- -------------
        Total revenues                 4,093,364     5,060,989      1,866,474     2,487,293
                                  ---------------- -------------  ------------- -------------

Operating expenses:
    Repairs and maintenance              240,400       303,378        110,014       171,300
    Property taxes                       178,193       211,790         85,355       108,573
    Property management fees             138,437       175,453         61,797        86,500
    Utilities                            402,208       530,752        150,771       242,176
    Payroll                              312,540       431,372        149,067       198,611
    Other property operations            364,975       476,475        140,590       238,395
    General and administrative           411,025       284,368        182,580       107,777
    Depreciation and amortization        535,374       652,260        248,882       327,371
                                  ---------------- -------------  ------------- -------------
        Total operating expenses       2,583,152     3,065,848      1,129,056     1,480,703
                                  ---------------- -------------  ------------- -------------

Financing expenses:
    Non-related party interest
        expense                        1,658,003     1,954,157        761,083       972,026
                                  ---------------- -------------  ------------- -------------
        Total financing expenses       1,658,003     1,954,157        761,083       972,026
                                  ---------------- -------------  ------------- -------------

Minority interest                              0             0              0             0

Equity in earnings from investment
    in partnership                       263,572       242,289        134,214        81,685
                                  ---------------- -------------  ------------- -------------

Income before gain on sale of
    property                             115,781       283,273        110,549       116,249

Gain on sale of property                 402,926             0              0             0
                                  ---------------- -------------  ------------- -------------

Net income                        $      518,707   $   283,273    $   110,549   $   116,249
                                  ================ =============  ============= =============


Primary earnings per share        $         0.46   $      0.26    $      0.10   $      0.11
                                  ================ =============  ============= =============


Fully diluted earnings per share  $         0.28   $      0.16    $      0.06   $      0.07
                                  ================ =============  ============= =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 AMERICAN REAL ESTATE INVESTMENT CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         Six months            Six months
                                                           ended                 ended
                                                          June 30,              June 30,
                                                           1997                  1996
                                                     -----------------   -------------------
Operating Activities:
  Net income                                         $   518,707         $     283,273
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation & amortization                        558,292               678,939
      Gain on sale of property                          (402,926)                    0
      Common stock compensation                           40,500                81,000
      Cash provided by (used in) operating assets       (194,972)              268,760
      Cash used in operating liabilities                (371,947)             (163,574)
                                                     -----------------   -------------------
Net cash provided by operating activities                147,654             1,148,398
                                                     -----------------   -------------------


Investing Activities:
  Cash used in investment in real estate                (816,958)             (100,281)
  Net proceeds from sale of property                   2,820,525                     0
                                                     -----------------   -------------------
Net cash provided by (used in) investing activities    2,003,567              (100,281)
                                                     -----------------   -------------------

Financing activities:
  Dividends paid                                        (487,459)             (465,459)
  Minority interest distributions                       (367,615)             (335,613)
  Common stock issued for conversion                      24,082                     0
  Proceeds from mortgage notes payable                 5,700,000                     0
  Repayment of mortgage notes payable                   (174,600)             (176,350)
  Refinancing of other notes payable                  (4,212,493)                    0
                                                     -----------------   -------------------
Net cash provided by (used in) financing activities      481,915              (977,422)
                                                     -----------------   -------------------
Net increase (decrease) in cash and cash equivalents   2,633,136                70,695
Cash and cash equivalents, beginning of period         1,341,590               635,958
                                                     -----------------   -------------------
Cash and cash equivalents, end of period             $ 3,974,726         $     706,653
                                                     =================   ===================

Supplemental Disclosure of Cash
Flow Information:

  Cash paid for interest                             $ 1,363,675         $   1,627,215
                                                     =================   ===================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Basis of Presentation

          The accompanying financial statements include the account balances as of June 30, 1997 and the activity for the six months ended June 30, 1997 and June 30, 1996 and for the three months ended June 30, 1997 and June 30, 1996 for the Company on a consolidated basis. Certain prior year balances may have been reclassified to conform with the current year presentation.

          The unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation.


 Allocations of Income and Distributions of Cash

          All income of the Operating Partnership for the six months ended June 30, 1997 and June 30, 1996 and for the three months ended June 30, 1997 and June 30, 1996 was allocated to the Company, therefore there were no allocations to the minority interest for such periods. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder.

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

 Earnings per Share

          Primary earnings per share were calculated based on weighted average shares outstanding of 1,124,141 and 1,098,474 for the six months ended June 30, 1997 and June 30, 1996, respectively, and 1,126,576 and 1,100,891 for the three months ended June 30, 1997 and June 30, 1996, respectively. Fully diluted earnings per share were calculated based on weighted average shares outstanding upon conversion of the limited partner interests, or a total of 1,846,838 and 1,734,659 for the six months ended June 30, 1997 and June 30, 1996, respectively, and a total of 1,849,273 and 1,737,076 for the three months ended June 30, 1997 and June 30, 1996, respectively. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Management believes the adoption of SFAS No. 128 will have no significant impact on the Company's consolidated financial statements.



2. COMPANY STRATEGY AND OPERATIONS

          The Company entered into a contract on March 20, 1997 to sell its 276-unit Sedona apartments ("Sedona") located in the Denver metropolitan area and subsequently entered into an agreement on July 2, 1997 to amend and extend the original contract. The amendment and extension agreement provided for the assignment of the original contract, the delivery of an updated and satisfactory title commitment to buyer and the completion of scheduled capital improvements on the property by seller or, alternatively, seller agreeing to leave unspent escrow money in the GMAC escrow account to be used by buyer. Completion of the sale of Sedona is subject to the fulfillment of certain closing conditions. The projected sales price of Sedona is in excess of its net book value, which was approximately $5.2 million as of June 30, 1997. The disposition of Sedona is expected to be completed during the third calendar quarter of 1997. Revenues for Sedona were $790,237 and $388,023 for the six months ended June 30, 1997 and the three months ended June 30, 1997, respectively. Net income for Sedona for the six months ended June 30, 1997 was $23,655 and the net loss for the three months ended June 30, 1997 for Sedona was $(19,869).

          Management of the Company is exploring a number of corporate strategies and opportunities, including negotiations with respect to a possible merger, recapitalization, restructuring or other business combination, including selling additional equity interests in the Company and acquiring real estate investments through issuing shares of common stock or limited partnership interests in the Operating Partnership which may be exchangeable for common stock of the Company under the terms of the Operating Partnership Agreement. At present the Company has not entered into any specific agreements with respect to any such transaction. There can be no assurance that any such agreement will be entered into or, if entered into, that such transactions will be consummated.

          The Company is reviewing both its remaining properties and future real estate investment opportunities. The Company is expected to continue negotiations regarding the potential sale of its remaining properties in conjunction with its overall corporate strategy. Management of the Company believes that from time to time favorable opportunities arise to liquidate its properties, thereby recognizing the enhanced values of these properties, and re-deploy the proceeds in other real estate investment assets where management believes higher returns can be achieved. Such proceeds may be re-deployed in the acquisition of fee interests in real estate, including commercial, industrial, office or other real estate investments, including sale/leasebacks or mortgages or deeds of trust secured by such real estate. Sale proceeds may be used in conjunction with other potential corporate strategies and opportunities the Company is exploring. Management has no present plans for the Company to be operated other than as a REIT.

          The Company and an affiliated entity entered into a Mutual Release and Settlement Agreement ("Settlement Agreement") on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties (collectively "Plaintiffs"). The Settlement Agreement imposed no material adverse financial obligation on the Company. In conjunction with the Settlement Agreement, Plaintiffs have an option to purchase the Company's interest in Emerald Vista Associates, L.P. for $2,000,000 within 90 days of execution of the Settlement Agreement. Plaintiffs have the right to two 90 day extensions of the purchase option conditioned upon a non-refundable payment of $25,000 per extension. The Company received a check in the amount of $25,000 in July 1997 representing the payment by Plaintiff to obtain the first 90 day extension to October 27, 1997.



3. SUBSEQUENT EVENTS

          The Company announced on August 13, 1997 that it had declared a cash dividend of $.21875 per share for operations relating to the quarter ended June 30, 1997 payable on September 4, 1997 to shareholders of record on August 22, 1997.

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


RESULTS OF OPERATIONS

          The following discussion of results of operations relates to the consolidated operations of the Company for the six months ended June 30, 1997 and June 30, 1996 and the three months ended June 30, 1997 and June 30, 1996. Certain operating expenses for the periods ended June 30, 1996 were reclassified for comparability to the current reporting classifications for the same periods in 1997.


SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996

          Rents and fees revenues decreased from $4,917,175 for the six months ended June 30, 1996 to $3,918,246 for the same period in 1997 and from $2,413,894 for the three months ended June 30, 1996 to $1,755,567 for the same period in 1997, primarily as a result of the sale of International apartments ("International") on December 20, 1996 and the sale of Timberleaf apartments ("Timberleaf") on February 28, 1997. For the Company's remaining wholly owned properties (i.e. Americana Lakewood apartments ("Americana"), Sedona apartments ("Sedona") and Quadrangles Village apartments ("Quadrangles")) operating results were impacted by higher rents and higher occupancies for Americana for both periods in 1997 and higher rents for Quadrangles for the six months ended June 30, 1997. Sedona rents and fees revenues decreased for both periods from 1996 to 1997 primarily due to higher vacancies.

          Other income increased from $143,814 to $175,118 for the six months ended June 30, 1996 and June 30, 1997, respectively and from $73,399 to $110,907 for the three months ended June 30, 1996 and June 30, 1997, respectively, primarily due to the interest earned on the net cash proceeds from the sale of International and Timberleaf. This increase was partially offset by the reduction in other income resulting from the sale of these two properties.

          Repairs and maintenance decreased for both periods, from $303,378 to $240,400 for the six months ended June 30, 1996 and June 30, 1997, respectively, and from $171,300 to

$110,014 for the three months ended June 30, 1996 and June 30, 1997, respectively, primarily due to the sale of International and Timberleaf.

          Property taxes were $85,355 and $178,193 for the three months ended June 30, 1997 and the six months ended June 30, 1997, respectively. Property taxes for these same two periods in 1996 were at the higher levels of $108,573 and $211,790, respectively, due to the sale of International and Timberleaf.

          Property management fees decreased from $175,453 to $138,437 for the six months ended June 30, 1996 and June 30, 1997, respectively, and from $86,500 for the three months ended June 30, 1996 to $61,797 for the three months ended June 30, 1997 primarily resulting from the sale of International and Timberleaf.

          Utilities decreased from $530,752 to $402,208, respectively, for the six months ended June 30, 1996 and June 30, 1997 and from $242,176 to $150,771, respectively, for the three months ended June 30, 1996 and June 30, 1997 as a result of the sale of International and Timberleaf. The decreases were somewhat offset by higher utility costs for Americana, Sedona and Quadrangles for both 1997 periods.

          Payroll decreased to $312,540 for the six months ended June 30, 1997 from $431,372 for the six months ended June 30, 1996 and to $149,067 from $198,611, respectively, for the three months ended June 30, 1997 and June 30, 1996 primarily as a result of the sale of International and Timberleaf. In addition, Americana, Sedona and Quadrangles experienced higher payroll costs for the three months ended June 30, 1997, partially offsetting the decrease for this period resulting from the sale of the Company's two properties.

          Other property operations decreased for the six months ended June 30, from $476,475 in 1996 to $364,975 in 1997 and from $238,395 in 1996 to $140,590 in 1997 for the three months ended June 30 primarily due to the sale of International and Timberleaf. Furthermore, for the six months ended June 30, higher advertising expenses were incurred at Americana to improve occupancy levels, partially offsetting the decrease in other property operations for this period.

          General and administrative expenses increased from $284,368 to $411,025, respectively, for the six months ended June 30, 1996 and June 30, 1997 and from $107,777 to $182,580 for the three months ended June 30, 1996 and June 30, 1997, respectively, primarily due to the following factors. Additional expenses were incurred in 1997 in conjunction with exploring various corporate strategies and opportunities for the Company. A bonus was earned by the Chairman of the Board in 1997 which also contributed to higher general and administrative expenses. Additional legal fees were incurred by the Company in conjunction with the April 1997 settlement of the lawsuit related to the Company's 50% general partner interest in Emerald Vista Associates, L.P.

          Depreciation and amortization expense decreased from $652,260 for the six months ended

June 30, 1996 to $535,374 for the six months ended June 30, 1997 and for the three months ended June 30 from $327,371 in 1996 to $248,882 in 1997 as a result of the sale of International and Timberleaf. The decrease was slightly offset by additional depreciation relating to capital expenditures incurred on Americana, Sedona and Quadrangles during the past year.

          Total financing expenses decreased from $1,954,157 to $1,658,003 for the six months ended June 30, 1996 and June 30, 1997, respectively, and from $972,076 to $761,083 for the three months ended June 30, 1996 and June 30, 1997, respectively. The decrease in financing expenses resulted primarily from the assumption by the buyer of the mortgage loan collateralized by Timberleaf in conjunction with the sale of this property in February 1997. The Company refinanced the bank installment loan collateralized by Sedona, which was originally obtained to provide a line of credit for the Company's acquisitions in 1994, with proceeds from a new mortgage loan collateralized by Sedona. The new mortgage loan was funded by GMAC Commercial Mortgage Corporation ("GMAC") in January 1997 and the proceeds were used to pay off the bank loan and provide renovation funds for designated capital improvements at Sedona. The Company also restructured the mortgage note payable collateralized by Americana originally funded on April 27, 1995 by General Electric Capital Corporation ("GECC") whereby the interest rate was reduced by 130 basis points effective March 1, 1997.

          Equity in earnings from investment partnerships was $263,572 and $134,214, respectively, for the six months ended June 30, 1997 and the three months ended June 30, 1997 as compared to $242,289 and $81,685, respectively, for the same two periods ended June 30, 1996. The increase from the periods ended June 30, 1996 to the periods ended June 30, 1997 reflects accounting timing differences in 1996 and 1997.

          Income before gain on sale of property decreased for the six months ended June 30 from $283,273 in 1996 to $115,781 in 1997 due to the sale of International and Timberleaf, in addition to higher vacancies and higher operating expenses for Timberleaf during January and February in 1997 prior to its sale. The higher operating expenses were primarily attributable to turnover in management companies in late December 1996 and additional costs and expenses in preparation for the sale of the property. Income before gain on sale of property remained relatively stable for the three months ended June 30 at $110,549 in 1997 and $116,249 in 1996.

          Gain on sale of property of $402,926 for the six months ended June 30, 1997 related to the sale of Timberleaf for a gross sales price of $9,115,000 on February 28, 1997. As part of the transaction the buyer assumed the outstanding balance of the first mortgage loan of approximately $6,363,000 collateralized by Timberleaf.

          Net income was $518,707 for the six months ended June 30, 1997 and $110,549 for the three months ended June 30, 1997, as compared to net income of
$283,273 and $116,249, respectively, for the same periods in 1996.   The
increase in net income for the six months ended June 30, 1997 relates primarily to the gain on the sale of Timberleaf in February 1997. The net income increase was partially offset by the net income reduction resulting from the sale of the Company's two properties.

LIQUIDITY AND CAPITAL RESOURCES

          The primary sources of cash during the six months ended June 30, 1997 were the sale of Timberleaf, the new mortgage loan with GMAC collateralized by Sedona and the Company's cash from operations. Principal cash outflows for the same six month period were repayment (through assumption by the buyer) of the mortgage loan collateralized by Timberleaf, refinancing of the bank installment loan collateralized by Sedona, dividends paid to holders of common stock, distributions to limited partners (i.e. minority interest distributions) and interest payments.

          The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations supplemented by cash generated from the sale of properties. The Company believes that such cash will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

          The Company had outstanding indebtedness of approximately $32,189,000 as of June 30, 1997, representing three non-recourse mortgage notes payable.

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

          The Company refinanced the bank installment note payable collateralized by Sedona apartments in the form of a $5,700,000 mortgage loan from GMAC on January 31, 1997. The GMAC mortgage note payable bears interest at 250 basis points over the one month LIBOR rate rounded up to the nearest eighth of one percent and adjusts on a monthly basis. The mortgage note payable requires monthly principal and interest payments effective March 1, 1997 based on a 25 year amortization. The note requires a balloon payment in the amount of the outstanding principal balance on August 1, 1998 and contains a 1% prepayment penalty/exit fee which is waived if GMAC places the permanent loan on this property. The Company can extend the maturity date to February 1, 1999, upon giving notice no later than July 1, 1998 and payment of a 0.25% extension fee. In addition, the note payable requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Proceeds from the GMAC loan were used to repay the previously existing bank installment loan collateralized by Sedona apartments and to establish a completion repair escrow for designated capital improvements on the property, which are in the process of being completed.

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

          The Company entered into a contract on March 20, 1997 to sell its 276-unit Sedona apartments ("Sedona") located in the Denver metropolitan area and subsequently entered into an agreement on July 2, 1997 to amend and extend the original contract. The amendment and extension agreement provided for the assignment of the original contract, the delivery of an updated and satisfactory title commitment to buyer and the completion of scheduled capital improvements on the property by seller or, alternatively, seller agreeing to leave unspent escrow money in the GMAC escrow account to be used by buyer. Completion of the sale of Sedona is subject to the fulfillment of certain closing conditions. The projected sales price of Sedona is in excess of its net book value, which was approximately $5.2 million as of June 30, 1997. The disposition of Sedona is expected to be completed during the third calendar quarter of 1997. Revenues for Sedona were $790,237 and $388,023 for the six months ended June 30, 1997 and the three months ended June 30, 1997, respectively. Net income for Sedona for the six months ended June 30, 1997 was $23,655 and the net loss for the three months ended June 30, 1997 for Sedona was $(19,869).

          Management of the Company is exploring a number of corporate strategies and opportunities, including negotiations with respect to a possible merger, recapitalization, restructuring or other business combination, including selling additional equity interests in the Company and acquiring real estate investments through issuing shares of common stock or limited partnership interests in the Operating Partnership which may be exchangeable for common stock of the Company under the terms of the Operating Partnership Agreement. At present the Company has not entered into any specific agreements with respect to any such transaction. There can be no assurance that any such agreement will be entered into or, if entered into, that such transactions will be consummated.

          The Company is reviewing both its remaining properties and future real estate investment opportunities. The Company is expected to continue negotiations regarding the potential sale of its remaining properties in conjunction with its overall corporate strategy. Management of the Company believes that from time to time favorable opportunities arise to liquidate its properties, thereby recognizing the enhanced values of these properties, and re-deploy the proceeds in other real estate investment assets where management believes higher returns can be achieved. Such proceeds may be re-deployed in the acquisition of fee interests in real estate, including commercial, industrial, office or other real estate investments, including sale/leasebacks or mortgages or deeds of trust secured by such real estate. Sale proceeds may be used in conjunction with other potential corporate strategies and opportunities the Company is exploring. Management has no present plans for the Company to be operated other than as a REIT.

          The Company and an affiliated entity entered into a Mutual Release and Settlement Agreement ("Settlement Agreement") on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties (collectively "Plaintiffs"). The Settlement Agreement imposed no material adverse financial obligation on the Company. In conjunction with the Settlement Agreement, Plaintiffs have an option to purchase the Company's interest in Emerald Vista Associates, L.P. for $2,000,000 within 90 days of execution of the Settlement Agreement. Plaintiffs have the right to two 90 day extensions of the purchase option conditioned upon a non-refundable payment of $25,000 per extension. The Company received a check in the amount of $25,000 in July 1997 representing the payment by Plaintiff to obtain the first 90 day extension to October 27, 1997.

          The Company has no material commitments for additional capital improvements to its properties except for the renovation work currently in progress at Sedona.

          See the accompanying Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


FUNDS FROM OPERATIONS

          Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. NAREIT recently clarified the application of its FFO definition and recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company implemented the new application of the NAREIT FFO definition in the first quarter of 1996 and all amounts shown conform to the new NAREIT definition wherein amortization of loan costs aggregating $26,833 and $16,984, respectively, have not been included in FFO for the three months ended June 30, 1997 and 1996. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

          The Company's FFO was $405,440 for the three months ended June 30, 1997 as compared to $538,229 for the three months ended June 30, 1996. The decline in FFO in 1997 was primarily attributable to the sale of International and Timberleaf. FFO for the three months ended June 30, 1997 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $134,214 from net income before minority interest of $110,549, and then adding depreciation and amortization of $248,882 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $180,223. FFO for the three months ended June 30, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $81,685 from net income before minority interest of $116,249, adding depreciation and amortization of $327,371, and then adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $176,294.


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

PART II.  OTHER INFORMATION


          Item 6:  Exhibits and Reports on Form 8-K

                   (a) Exhibits filed with this Form 10-QSB - None

                   (b) No report on Form 8-K was filed by the registrant during the fiscal quarter ended June 30, 1997



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN REAL ESTATE INVESTMENT CORPORATION


                                   By: /s/ Evan Zucker
                                      _____________________________
                                      Evan Zucker
                                      President


                                   By: /s/ Rick A. Burger
                                      _____________________________
                                      Rick A. Burger
                                      Treasurer