Form 10KSB/A
period 1996-12-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1997-08-26
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) for the Transition Period from _______________ to _______________.


                         COMMISSION FILE NUMBER 1-12514



                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)



            MARYLAND                               84-1246585
-----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification
 incorporation or organization)                       Number)


1670 BROADWAY, SUITE 3350, DENVER, COLORADO                 80202
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


        Issuer's Telephone Number (including Area Code):  (303) 869-4700

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

                                    PART II



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
-------------

RESULTS OF 0PERATIONS

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

  Financing expenses decreased from $4,172,501 in 1995 to $3,897,105 in 1996. The decrease in financing expenses was a result of many factors. Lower interest rates were experienced on the Company's bank loan facilities resulting from the 50 basis point reduction recognized upon renewal of such loan facilities in August of 1995 in addition to the decrease in the prime rate since the 1995 periods. The Company's line of credit was repaid in full, and a portion of the bank term loan was repaid, with proceeds from the sale of International in December 1996. In addition, the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles was paid off in its entirety in 1995 with proceeds from the Americana first mortgage loan refinancing. This refinancing is also the reason for the decrease in related party interest expense from $200,959 to zero in 1996. Finally, the principal balances of all mortgage loans have been regularly amortized in the normal course of business during 1996, resulting in lower interest expense on the reduced loan amounts.

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

  An extraordinary loss from debt refinancing of $371,093 was recognized in 1995 in conjunction with the April 1995 repayment of the previously existing first mortgage loan secured by Americana with proceeds from the first mortgage loan secured by the same property through a refinancing. The loss resulted from a prepayment penalty and the remaining unamortized loan costs.

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

  The Company refinanced the installment note payable collateralized by Sedona apartments in the form of a $5,700,000 mortgage loan from GMAC Commercial Mortgage Corporation ("GMAC") on January 31, 1997. The GMAC mortgage note payable bears interest at 250 basis points over the one month LIBOR rate rounded up to the nearest eighth of one percent and adjusts on a monthly basis (8.00% at January 31, 1997). The mortgage note payable requires monthly principal and interest payments based on a 25-year amortization. The note requires a balloon payment in the amount of the outstanding principal balance on August 1, 1998 and contains a 1% prepayment penalty/exit fee which is waived if GMAC places the permanent loan on this property. In addition, the note payable requires the Company to escrow cash for the payment of property taxes, insurance and capital improvements. Proceeds from the GMAC loan were used to repay the previously existing installment loan collateralized by Sedona apartments and to establish a completion repair escrow for proposed capital improvements on the property.

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


FUNDS FROM OPERATIONS

  Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. NAREIT recently clarified the application of its FFO definition and recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company implemented the new application of the NAREIT FFO definition in the first quarter of 1996, and all amounts have been restated to conform to the new NAREIT definition wherein amortization of loan costs aggregating $71,358 and $188,468, respectively, have not been included in FFO for the years ended December 31, 1996 and December 31, 1995. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's FFO increased to $2,165,278 for the year ended December 31, 1996 from $1,820,564 for the year ended December 31, 1995 primarily due to the impact of higher rents and fees revenues, lower interest expense and lower loan amortization costs in 1996. FFO for the year ended 1996 was calculated by deducting the gain on sale of property of $1,786,079 and deducting the Company's equity in earnings from investment in partnership of $570,401 from net income before minority interest of $2,467,973, and then adding depreciation and amortization of $1,306,039 and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $747,746. FFO for the year ended 1995 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e., the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $596,950 from net loss before minority interests of $(44,454), and then adding depreciation and amortization of $1,304,215, adding the costs associated with debt refinancing of $371,093 related to the first mortgage loan refinancing completed for Americana in April 1995, and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $786,660.


INFLATION

     Substantially all of the leases at the Properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

      The response to this Item is included in a separate section of this Report. See page F-1.

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

SIGNATURE                      TITLE                         DATE
 /s/ Evan Zucker
____________________________  President and Director         August 26, 1997
Evan Zucker                   (Principal Executive Officer)

 /s/ Rick A. Burger
____________________________  Treasurer (Principal Financial August 26, 1997
Rick A. Burger                and Accounting Officer)

 /s/ James Mulvihill
____________________________  Director                       August 26, 1997
James Mulvihill

 /s/ Hord Hardin, III
____________________________  Director                       August 26, 1997
Hord Hardin, III

 /s/ J. Christopher O'Keeffe
____________________________  Director                       August 26, 1997
J. Christopher O'Keeffe

 /s/ Michael Rotchford
____________________________  Director                       August 26, 1997
Michael Rotchford

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

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995                                       F-6

     Notes to Consolidated Financial Statements                       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
     American Real Estate Investment Corporation:

We have audited the accompanying consolidated balance sheet of AMERICAN REAL ESTATE INVESTMENT CORPORATION (a Maryland corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 as revised - see Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
 January 31, 1997.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,
                                                                       1996
                                                                ------------------
ASSETS
Investment in real estate:
    Land                                                        $        8,482,659
    Buildings and improvements                                          37,709,943
                                                                ------------------
                                                                        46,192,602
    Less: Accumulated depreciation                                      (3,827,829)
                                                                ------------------
                                                                        42,364,773
    Investment in partnership                                            1,190,611
                                                                ------------------
        Total investment in real estate, net                            43,555,384

Cash & cash equivalents                                                  1,341,590
Restricted cash                                                            741,285
Accounts receivable                                                        120,603
Other assets, net                                                          464,823
                                                                ------------------
        Total assets                                            $       46,223,685
                                                                ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                      $       33,026,544
    Other notes payable                                                  4,212,493
    Accrued interest                                                       257,104
    Accrued property taxes                                                 307,657
    Accrued expenses and other liabilities                                 419,560
    Security deposits                                                      246,021
                                                                ------------------
        Total liabilities                                               38,469,379
                                                                ------------------
Minority interest                                                        3,125,049

Commitments and contingencies (Note 7)

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000
     shares authorized; no preferred shares issued
     and outstanding                                                             0
    Common stock, $.001 par value; 30,000,000 shares
     authorized; 1,121,630 common shares issued and
     outstanding                                                             1,122
    Additional paid-in capital                                           5,373,919
    Cumulative net income                                                1,874,551
    Cumulative dividends                                                (2,620,335)
                                                                ------------------
        Total shareholders' equity                                       4,629,257
                                                                ------------------
        Total liabilities and shareholders' equity              $       46,223,685
                                                                ==================


      The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended                      Year ended
                                                              December 31,                    December 31,
                                                                  1996                            1995
                                                            ------------------            ---------------------
Revenues:
    Rents and fees                                          $       9,943,156             $          9,629,446
    Other income                                                      297,138                          336,553
                                                            ------------------            ---------------------
        Total revenues                                             10,240,294                        9,965,999
                                                            ------------------            ---------------------

Operating expenses:
    Repairs and maintenance                                           707,870                          695,243
    Property taxes                                                    417,281                          447,063
    Property management fees                                          352,721                          339,899
    Utilities                                                       1,033,955                          912,361
    Payroll                                                           893,555                          799,025
    Other property operations                                       1,005,182                          913,518
    General and administrative                                        515,093                          652,485
    Depreciation and amortization                                   1,306,039                        1,304,215
                                                            ------------------            ---------------------
        Total operating expenses                                    6,231,696                        6,063,809
                                                            ------------------            ---------------------

Financing expenses:
    Non-related party interest expense                              3,897,105                        3,971,542
    Related party interest expense                                          0                          200,959
                                                            ------------------            ---------------------
        Total financing expenses                                    3,897,105                        4,172,501
                                                            ------------------            ---------------------

Minority interest                                                   1,364,323                          (16,185)

Equity in earnings from investment
    in partnership                                                    570,401                          596,950
                                                            ------------------            ---------------------

Income (loss) before gain on sale of property
    and extraordinary item                                           (682,429)                         342,824

Gain on sale of property                                            1,786,079                                0
                                                            ------------------            ---------------------

Income before extraordinary item                                    1,103,650                          342,824

Extraordinary loss from debt refinancing                                    0                          371,093
                                                            ------------------            ---------------------

Net income (loss)                                           $       1,103,650             $            (28,269)
                                                            ==================            =====================

Primary earnings (loss) per share:
    Income before extraordinary item                        $            1.00             $               0.31
    Extradordinary loss                                                  0.00                            (0.34)
                                                            ------------------            ---------------------
    Primary earnings (loss)                                 $            1.00             $              (0.03)
                                                            ==================            =====================

Fully diluted earnings (loss) per share:
    Income before extraordinary item                        $            1.00             $               0.18
    Extradordinary loss                                                  0.00                            (0.21)
                                                            ------------------            ---------------------
    Fully diluted earnings (loss)                           $            1.00             $              (0.03)
                                                            ==================            =====================

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            AMERICAN REAL ESTATE INVESTMENT CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                            Preferred Stock                Common Stock                Additional
                                        -------------------------  ------------------------------       Paid-in
                                          Shares        Amount        Shares           Amount           Capital
                                        ----------  -------------  -------------  ---------------  ----------------

Balances, December 31, 1994                     0   $          0     1,075,000      $      1,075     $    5,022,368

  Net loss                                      -              -             -                -                   -

  Dividends paid ($.83 per share)               -              -             -                -                   -

  Common stock issued to
    officers and directors (Note 5)             -              -        21,004               21             161,978

                                        ----------  -------------  -------------  ---------------  ----------------
Balances, December 31, 1995                     0              0     1,096,004            1,096           5,159,445

  Net income                                    -              -             -                -                 -

  Dividends paid ($.85 per share)               -              -             -                -                 -

  Common stock issued for
    services provided (Note 5)                  -              -         6,176                6            52,494

  Common stock issued to
    officers and directors (Note 5)             -              -        19,450               20           161,980

                                        ==========  =============  =============  ===============  ================
Balances, December 31, 1996                     0   $          0     1,121,630    $       1,122     $   5,373,919
                                        ==========  =============  =============  ===============  ================

                                              Retained
                                              Earnings /            Total
                                             (Accumulated       Shareholders'
                                                Deficit)            Equity
                                           ----------------  -------------------

Balances, December 31, 1994                $     23,826      $     5,022,368

  Net loss                                      (28,269)             (28,269)

  Dividends paid ($.83 per share)              (901,734)            (901,734)
  Common stock issued to
    officers and directors (Note 5)                   -              161,999
                                         ----------------  -------------------
Balances, December 31, 1995                    (906,177)           4,254,364

  Net income                                  1,103,650            1,103,650

  Dividends paid ($.85 per share)              (943,257)            (943,257)

  Common stock issued for
    services provided (Note 5)                       -                52,500

  Common stock issued to
    officers and directors (Note 5)                  -               162,000
                                         ================  ===================
Balances, December 31, 1996               $    (745,784)    $      4,629,257
                                         ================  ===================


      The accompanying notes to consolidated financial statements are an integral part of these statements.



                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Page 1 of 2

                                                               Year ended                      Year ended
                                                              December 31,                    December 31,
                                                                  1996                            1995
                                                            ------------------            ---------------------
OPERATING ACTIVITIES:
  Net income (loss)                                         $       1,103,650             $            (28,269)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation                                                  1,361,394                        1,372,978
      Amortization                                                      5,470                            6,305
      Gain on sale of property                                     (1,786,079)                               0
      Equity in earnings from investment in partnership              (570,401)                        (596,950)
      Amortization of investment in partnership in
        excess of underlying equity                                   530,105                          524,524
      Common stock compensation                                       162,000                          161,999
      Minority interest allocation                                  1,364,323                          (16,185)
      Cash provided by (used in):
        Restricted cash                                                49,752                          496,540
        Accounts receivable                                            17,257                           32,564
        Other assets                                                   44,852                           10,758
        Accrued interest                                               68,954                          (87,243)
        Accrued property taxes                                        (43,320)                         (11,721)
        Accrued expenses and other liabilities                        (33,016)                        (383,591)
        Security deposits                                             (21,261)                          11,546
                                                            ------------------            ---------------------
Net cash provided by operating activities                           2,253,680                        1,493,255
                                                            ------------------            ---------------------

INVESTING ACTIVITIES:
  Investment in real estate                                          (565,846)                        (678,102)
  Proceeds from sale of property                                    2,907,024                                0
  Partnership cash distributions received                             229,428                          102,224
                                                            ------------------            ---------------------
Net cash provided by (used in) investing activities                 2,570,606                         (575,878)
                                                            ------------------            ---------------------

FINANCING ACTIVITIES:
  Dividends paid                                                     (943,257)                        (901,734)
  Minority interest distributions                                    (675,186)                        (659,345)
  Proceeds from mortgage notes payable                                      0                       10,310,000
  Repayment of mortgage notes payable                                (322,293)                      (6,530,062)
  Repayment of other note payable                                     (82,407)                         (61,334)
  Repayment of other note payable from sale                        (2,095,511)                               0
  Repayment of note payable to related party                                0                       (3,500,000)
                                                            ------------------            ---------------------
Net cash used in financing activities                              (4,118,654)                      (1,342,475)
                                                            ------------------            ---------------------
Net increase (decrease) in cash and cash equivalents                  705,632                         (425,098)
Cash and cash equivalents, beginning of year                          635,958                        1,061,056
                                                            ------------------            ---------------------
Cash and cash equivalents, end of year                      $       1,341,590             $            635,958
                                                            ==================            =====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Page 2 of 2

                                             Year ended           Year ended
                                            December 31,          December 31,
                                                 1996                  1995
                                           --------------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

  Cash paid for interest                    $   3,083,734         $  3,389,010
                                            =============         ============



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

     The accompanying consolidated statement of operations for the year ended December 31, 1995 includes an extraordinary loss of $371,093 from debt which was refinanced. This presentation of the extraordinary loss is different than the presentation which was used in the original filing of the Company's Form 10-KSB for the year ended December 31, 1996. The loss incurred from the refinancing of debt was originally recorded as a component of financing expenses. This reclassification has no impact on the Company's net loss or primary and fully diluted net loss per share as originally reported.

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

 Investment in Real Estate

     Investment in real estate is recorded at cost and depreciated over the estimated useful lives of the related assets. Expenditures for additions, renewals and betterments which extend the useful life of the properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. Furnishings and equipment are included in buildings and improvements in the accompanying consolidated balance sheet. The estimated useful lives of the assets are as follows:

                                        Years
                                        -----
          Buildings and improvements    10-35
          Land improvements                15
          Furnishings and equipment      3-10

     The Company accounts for an asset as an asset to be disposed of when they have committed to a formal plan of disposition and it is probable that a buyer will purchase the asset due to the occurrence of a significant economic penalty to the buyer if the asset is not purchased. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset.

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

 Earnings per Share

     Primary earnings per share were calculated based on the weighted average shares outstanding of 1,106,379 and 1,083,233 for the periods ended December 31, 1996 and December 31, 1995, respectively. Fully diluted earnings per share were calculated based on the greater of the number of fully diluted shares outstanding at year end or the weighted average shares outstanding upon assumed conversion of the limited partner interests, or a total of 1,831,443 shares for the year ended December 31, 1996 and 1,756,988 shares for the year ended December 31, 1995, unless the effect of the conversion is anti-dilutive and then such shares are assumed not to be exercised, as is the case for the year ended December 31, 1996. The fully diluted earnings per share is also calculated on earnings before minority interest as if the conversion of the limited partner interests occurred at the beginning of the year. As discussed further in Note 6, the number of shares obtainable upon conversion of the limited partner interests and, therefore, fully diluted earnings per share, will fluctuate based upon the amount of income allocated and distributions paid to the limited partners.


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


 Asset Impairment

     The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss. The impairment loss is measured as the amount that the carrying value of the asset exceeds the fair value of the asset. The estimate of the fair value of the asset is based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows.



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



4. NOTES PAYABLE

     The Company refinanced the mortgage note payable collateralized by Americana Lakewood apartments in the form of a $10,500,000 mortgage loan from General Electric Capital Corporation ("GECC") on April 27, 1995. The debt refinancing costs are included as an extraordinary loss in the accompanying consolidated statements of operations. The GECC mortgage note payable had a principal balance of $10,205,752 as of December 31, 1996 and bears interest at GECC's composite commercial paper rate plus 3.75% (9.26% at December 31, 1996). The mortgage note payable requires monthly interest payments through April 2000. In addition, quarterly principal payments are required based on a stipulated percentage of the excess cash flow, as defined, from Americana Lakewood apartments. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000 and contains a 1% prepayment penalty through April 26, 1997. There is no prepayment penalty from April 27, 1997 to maturity. In addition, the note payable requires the Company to escrow cash for the payment of capital improvements. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana Lakewood apartments and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire the Quadrangles Village apartments. GECC loan proceeds were also used to pay the prepayment penalty of $242,605 relating to this first mortgage loan refinancing.

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

     Maturities of the aggregate notes payable as of December 31, 1996 are as follows (principal payments for the mortgage loan collateralized by Americana Lakewood apartments are reflected in the year 2000 only, since the annual principal payments are based on the cash flow from this property and therefore are not yet known):


                     Year              Amount
                    ------           ----------
                     1997          $   253,975
                     1998            4,484,676
                     1999              291,732
                     2000           10,518,476
                     2001              335,268
                  Thereafter        21,354,910
                                   -----------
                                   $37,239,037
                                    ==========


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

     All options were exercisable at December 31, 1996. No options were exercised during the years ended December 31, 1996 or 1995. The fair value of each option grant is estimated, for disclosure purposes, on the date of grant using an option pricing model with the following assumptions for 1996 and 1995: 7.78% dividend yield; an expected life of 10 years; expected volatility of 20.03%; and a risk free interest rate of 6.423%. The weighted average fair value of those shares granted in 1996 and 1995 was $.59 and $.44, respectively, per share. The weighted average remaining contractual life for the options granted in 1995 and 1996 that were outstanding at December 31, 1996 was 8.5 years.

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

     Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was approximately $44,000 and $33,000, respectively. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income (loss) would have been reduced to the following pro forma amounts:

                                           Year Ended     Year Ended
                                          December 31,    December 31,
                                             1996            1995
                                          ------------   -------------
   Net income (loss):
           As reported                     $ 1,103,650     $  (28,269)
           Pro forma                       $ 1,077,860     $  (47,426)

   Primary earnings (loss) per share:
           As reported                         $  1.00        $  (.03)
           Pro forma                           $   .97        $  (.04)

   Fully diluted earnings (loss) per share:
           As reported                         $  1.00        $  (.03)
           Pro forma                           $   .97        $  (.04)




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



9. INVESTMENT IN PARTNERSHIP

     During 1994, the Company acquired a 50% general partnership interest in Emerald Vista. The Company is entitled to receive 50% of the excess cash flow available for distribution, as defined, after the payment of a 15% cumulative preferential return on its net equity investment. The Company is a co-general partner and, based on the partnership agreement which states that the other general partner is the managing general partner, does not control Emerald Vista. Accordingly, the Company records its investment in Emerald Vista under the equity method and records its equity in earnings based on its allocable share of the net income or loss from Emerald Vista.

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

 Amortization of Investment in Excess of Underlying Equity

     The Company's investment in Emerald Vista ($1,190,611 at December 31, 1996) was in excess of its share in the existing equity as of the date of its acquisition of the general partner interest in Emerald Vista. The Company is amortizing the amount of its investment in excess of its share in the underlying equity using the straight-line method. The amortization is recorded on a pro rata basis to interest expense and depreciation expense on the financial statements. The unamortized investment in excess of its share in the underlying equity was approximately $2,000,000 as of December 31, 1996.


 Summarized Financial Data

     The following is a summary of Emerald Vista's balance sheet as of December 31, 1996 and the statement of operations for the years ended December 31, 1996 and 1995:



               Balance Sheet:                                    1996
               ---------------                                 --------
                                                              (Unaudited)
                                                                (000's)

               Investment in real estate, net                    $19,566
               Cash                                                  157
               Other assets, net                                     208
                                                                 -------
               Total assets                                      $19,931
                                                                 =======

               Mortgage note payable                             $21,090
               Other liabilities                                     382
               Partners' deficit                                  (1,541)
                                                                 -------
               Total liabilities and partners' deficit           $19,931
                                                                 =======


               Statements of Operations:             1996         1995
               ------------------------             -------      -------
                                                  (Unaudited)  (Unaudited)
                                                    (000's)      (000's)

               Revenues                             $ 2,886      $ 2,941
               Operating expenses                    (1,837)      (1,832)
               Interest expense                        (111)        (118)
                                                    -------      -------
               Net income                           $   938      $   991
                                                    ========     =======

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