Form 10QSB/A
period 1997-03-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1997-08-26
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-QSB/A
                                AMENDMENT NO. 1



[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 31, 1997
                                  -------------------

[_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    ------------------

Commission file number    1-12514
                       -------------

                  American Real Estate Investment Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Maryland                                          84-1246585
-------------------------------                  -------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)


              1670 Broadway, Suite 3350, Denver, Colorado  80202
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

                                 FORM 10-QSB/A

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

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                            March 31,
                                                                              1997
                                                                          ------------
ASSETS
Investment in real estate:
    Land                                                                  $  6,945,759
    Buildings and improvements                                              30,197,394

                                                                            37,143,153
    Less: Accumulated depreciation                                          (3,484,788)

                                                                            33,658,365
    Investment in partnership                                                1,136,818
                                                                          ------------
        Total investment in real estate, net                                34,795,183

Cash & cash equivalents                                                      4,114,148
Restricted cash                                                              1,531,546
Accounts receivable                                                            116,747
Other assets, net                                                              361,323
                                                                          ------------
        Total assets                                                      $ 40,918,947
                                                                          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable                                                $ 32,281,968
    Accrued interest                                                           206,180
    Accrued property taxes                                                     118,069
    Accrued expenses and other liabilities                                     316,440
    Security deposits                                                          207,150

        Total liabilities                                                   33,129,807
                                                                          ------------

Minority interest                                                            2,953,778

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no preferred shares issued and outstanding                                     0
    Common stock, $.001 par value; 30,000,000 shares authorized;
      1,126,008 common shares issued and outstanding                             1,126
    Additional paid-in capital                                               5,414,415
    Cumulative net income                                                    2,282,709
    Cumulative dividends                                                    (2,862,888)
                                                                          ------------
        Total shareholders' equity                                           4,835,362
                                                                          ------------
        Total liabilities and shareholders' equity                        $ 40,918,947
                                                                          ============


The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                           Three months            Three months
                                              ended                   ended
                                          March 31, 1997          March 31, 1996
                                          --------------          --------------
Revenues:
    Rents and fees                        $  2,162,679            $   2,503,281
    Other income                                64,211                   70,415
                                          --------------          --------------
        Total revenues                       2,226,890                2,573,696
                                          --------------          --------------

Operating expenses:
    Repairs and maintenance                    130,386                  132,078
    Property taxes                              92,838                  103,217
    Property management fees                    76,640                   88,953
    Utilities                                  251,437                  288,576
    Payroll                                    163,473                  232,761
    Other property operations                  224,385                  238,080
    General and administrative                 228,445                  176,591
    Depreciation and amortization              286,492                  324,889
                                          --------------          --------------
        Total operating expenses             1,454,096                1,585,145
                                          --------------          --------------

Financing expenses:
    Non-related party interest expense         896,920                  982,131
                                          --------------          --------------
        Total financing expenses               896,920                  982,131
                                          --------------          --------------

Minority interest                                    0                        0

Equity in earnings from investment
    in partnership                             129,358                  160,604
                                          --------------          --------------

Income before gain on sale of property           5,232                  167,024

Gain on sale of property                       402,926                        0
                                          --------------          --------------

Net income                                $    408,158            $     167,024
                                          ==============          ==============


Primary earnings per share                $       0.36            $        0.15
                                          ==============          ==============

Fully diluted earnings per share          $       0.22            $        0.10
                                          ==============          ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                Three months                  Three months
                                                                   ended                         ended
                                                               March 31, 1997                March 31, 1996
                                                               --------------                --------------
Operating Activities:
  Net income                                                   $      408,158                $      167,024
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation & amortization                                     293,190                       339,728
      Gain on sale of property                                       (402,926)                            0
      Common stock compensation                                        40,500                        40,500
      Cash used in operating assets                                  (808,743)                      (77,770)
      Cash provided by (used in) operating liabilities               (382,503)                      125,554
                                                               --------------                --------------
Net cash provided by (used in) operating activities                  (852,324)                      595,036
                                                               --------------                --------------

Investing Activities:
  Cash used in investment in real estate                             (187,828)                      (67,521)
  Net proceeds from sale of property                                2,820,525                             0
                                                               --------------                --------------
Net cash provided by (used in) investing activities                 2,632,697                       (67,521)
                                                               --------------                --------------

Financing activities:
  Dividends paid                                                     (242,553)                     (231,531)
  Minority interest distributions                                    (171,271)                     (167,311)
  Proceeds from mortgage notes payable                              5,700,000                        15,000
  Repayment of mortgage notes payable                                 (81,498)                      (85,609)
  Repayment of other notes payable                                 (4,212,493)                      (18,083)
                                                               --------------                --------------
Net cash provided by (used in) financing activities                   992,185                      (487,534)
                                                               --------------                --------------
Net increase in cash and cash equivalents                           2,772,558                        39,981
Cash and cash equivalents, beginning of period                      1,341,590                       635,958
                                                               --------------                --------------
Cash and cash equivalents, end of period                       $    4,114,148                $      675,939
                                                               ==============                ==============


Supplemental Disclosure of Cash
Flow Information:

  Cash paid for interest                                       $      854,228                $      818,827
                                                               ==============                ==============


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


3. SUBSEQUENT EVENTS

          The Company and an affiliated entity entered into a Mutual Release and Settlement Agreement ("Settlement Agreement") on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties (collectively "Plaintiffs"). The Settlement Agreement had no material adverse financial impact on the Company. In conjunction with the Settlement Agreement, Plaintiffs have an option to purchase the Company's interest in Emerald Vista Associates, L.P. for $2,000,000 within 90 days of execution of the Settlement Agreement. Plaintiffs have the right to a 90 day extension of the purchase option conditioned upon a non-refundable payment of $25,000. Furthermore, Plaintiffs have the right to a second 90 day extension of the purchase option conditioned upon the payment of an additional non-refundable $25,000.

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

          The Company and an affiliated entity entered into a Mutual Release and Settlement

Agreement ("Settlement Agreement") on April 30, 1997 with respect to the lawsuit commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P., and Schickler Meringoff Properties (collectively "Plaintiffs"). The Settlement Agreement had no material adverse financial impact on the Company. In conjunction with the Settlement Agreement, Plaintiffs have an option to purchase the Company's interest in Emerald Vista Associates, L.P. for $2,000,000 within 90 days of execution of the Settlement Agreement. Plaintiffs have the right to a 90 day extension of the purchase option conditioned upon a non-refundable payment of $25,000. Furthermore, Plaintiffs have the right to a second 90 day extension of the purchase option conditioned upon the payment of an additional non-refundable $25,000.

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


FUNDS FROM OPERATIONS

          Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. NAREIT recently clarified the application of its FFO definition and recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company implemented the new application of the NAREIT FFO definition in the first quarter of 1996 and all amounts shown conform to the new NAREIT definition wherein amortization of loan costs aggregating $21,319 and $16,984, respectively, have not been included in FFO for the three months ended March 31, 1997 and 1996. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's FFO was $349,052 for the three months ended March 31, 1997 as compared to $535,751 for the three months ended March 31, 1996. The decline in FFO in 1997 was primarily attributable to the sale of International and Timberleaf, in addition to the higher vacancies and higher operating expenses for Timberleaf during January and February of 1997 prior to its sale. FFO for the three months ended March 31, 1997 was calculated by deducting the gain on sale of property of $402,926 and deducting the Company's equity in earnings from investment in partnership of $129,358 from net income before minority interest of $408,158, and then adding depreciation and amortization of $286,492, adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $174,920 and adding the costs associated with debt refinancing of $11,766 related to the loan refinancing completed for Sedona in January 1997. FFO for the three months ended March 31, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista Associates, L.P.) of $160,604 from net income before minority interest of $167,024, and then adding depreciation and amortization of $324,889, and adding the Company's FFO allocation from Emerald Vista Associates, L.P. of $204,442.


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


                                 AMERICAN REAL ESTATE INVESTMENT CORPORATION


                                 By: /s/ Evan Zucker
                                     ---------------------------------------
                                     Evan Zucker
                                     President


                                 By: /s/ Rick A. Burger
                                     ---------------------------------------
                                     Rick A. Burger
                                     Treasurer