Form 10QSB
period 1997-09-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1997-11-14
CIK 906113

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                               ------------------

[_]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from                   to
                               ------------------  -------------------
Commission file number 1-12514
                       -------
                  American Real Estate Investment Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Maryland                                              84-1246585
--------------------------------                             -------------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

               1670 Broadway, Suite 3350, Denver, Colorado  80202
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    1,131,010
                                                  -----------------

  Transitional Small Business Disclosure Format (check one):
Yes        No   X
    _____     -----

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                  FORM 10-QSB

                                     INDEX

                                                                                Page
                                                                              Number
                                                                              ------
PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheet (unaudited) as of
              September 30, 1997                                                 3

              Consolidated Condensed Statements of Operations (unaudited)
              for the nine months ended September 30, 1997 and
              September 30, 1996 and the three months ended
              September 30, 1997 and September 30, 1996                          4

              Consolidated Condensed Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 1997 and
              September 30, 1996                                                 5

              Notes to Consolidated Condensed Financial Statements (unaudited)   7

Item 2.       Management's Discussion and Analysis or Plan of Operation         11

PART II.      OTHER INFORMATION                                                 19

SIGNATURES                                                                      20

                 AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                               September 30,
                                                                                   1997
                                                                               -------------
ASSETS
------
Investment in real estate:
    Land                                                                       $ 6,517,428
    Buildings and improvements                                                  25,152,636
                                                                               -----------
                                                                                31,670,064
    Less: Accumulated depreciation                                              (2,827,747)
                                                                               -----------
        Total investment in real estate, net                                    28,842,317

Cash & cash equivalents                                                          8,246,396
Restricted cash                                                                    544,821
Accounts receivable                                                                 41,759
Deferred transaction costs                                                       1,829,256
Other assets, net                                                                  233,330
                                                                               -----------
        Total assets                                                           $39,737,879
                                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
    Mortgage notes payable                                                     $26,430,129
    Accrued interest                                                               157,820
    Accrued property taxes                                                         117,314
    Accrued expenses and other liabilities                                       1,483,148
    Security deposits                                                              161,241
                                                                               -----------
        Total liabilities                                                       28,349,652
                                                                               -----------

Minority interest                                                                4,573,283

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      no preferred shares issued and outstanding                                         0
    Common stock, $.001 par value; 30,000,000 shares authorized;
      1,131,010 common shares issued and outstanding                                 1,131
    Additional paid-in capital                                                   5,437,531
    Cumulative net income                                                        4,730,956
    Cumulative dividends                                                        (3,354,674)
                                                                               -----------
        Total shareholders' equity                                               6,814,944
                                                                               -----------
        Total liabilities and shareholders' equity                             $39,737,879
                                                                               ===========


 The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                    Nine months ended                  Three months ended
                             ------------------------------     --------------------------------
                             September 30,     September 30,    September 30,      September 30,
                                 1997             1996              1997               1996
                             -------------   --------------     --------------   ---------------
Revenues:
  Rents and fees              $5,560,580        $7,404,880        $1,642,334        $2,487,705
  Other income                   270,302           215,723            95,184            71,909
                              ----------        ----------        ----------        ----------
    Total revenues             5,830,882         7,620,603         1,737,518         2,559,614
                              ----------        ----------        ----------        ----------

Operating expenses:
  Repairs and maintenance        363,744           539,744           123,344           236,366
  Property taxes                 259,277           323,910            81,084           112,120
  Property management fees       198,102           262,720            59,665            87,267
  Utilities                      534,547           802,051           132,339           271,299
  Payroll                        455,009           653,883           142,469           222,511
  Other property operations      538,218           730,154           173,243           253,679
  General and administrative     510,229           329,945            99,204            45,577
  Depreciation and amortization  768,814           981,183           233,440           328,923
                              ----------        ----------        ----------        ----------
    Total operating expenses   3,627,940         4,623,590         1,044,788         1,557,742
                              ----------        ----------        ----------        ----------
Financing expenses:
  Non-related party interest
    expense                    2,403,823         2,931,078           745,820           976,921
                              ----------        ----------        ----------        ----------
    Total financing expenses   2,403,823         2,931,078           745,820           976,921
                              ----------        ----------        ----------        ----------
Minority interest              1,987,574                 0         1,987,574                 0

Equity in earnings from
  investment in partnership      436,627           363,466           173,055           121,177
                              ----------        ----------        ----------        ----------
Income (loss) before gain on
  sale of properties          (1,751,828)          429,401        (1,867,609)          146,128

Gain on sale of properties     4,608,233                 0         4,205,307                 0
                              ----------        ----------        ----------        ----------
Net income                    $2,856,405        $  429,401        $2,337,698        $  146,128
                              ==========        ==========        ==========        ==========

Primary earnings per share    $    2.54         $     0.39        $     2.07        $     0.13
                              ==========        ==========        ==========        ==========
Fully diluted earnings per
  share                       $    2.54         $     0.25        $     2.07        $     0.08
                              ==========        ==========        ==========        ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                Page 1 of 2



                                                                                   Nine months                   Nine months
                                                                                      ended                         ended
                                                                                  September 30,                 September 30,
                                                                                       1997                          1996
                                                                                ------------------           ------------------
        Operating Activities:
          Net income                                                            $     2,856,405              $        429,401
          Adjustments to reconcile net income to net
            cash provided by operating activities:
              Depreciation & amortization                                               808,249                     1,021,361
              Minority interest allocation                                            1,987,574                             0
              Gain on sale of properties                                             (4,608,233)                            0
              Common stock compensation                                                  40,500                       174,000
              Cash provided by (used in) operating assets                            (1,509,279)                       87,803
              Cash provided by (used in) operating liabilities                          689,181                      (187,122)
                                                                                ------------------           ------------------
        Net cash provided by operating activities                                       264,397                     1,525,443
                                                                                ------------------           ------------------
        Investing Activities:
          Cash used in investment in real estate                                     (1,139,860)                     (131,494)
          Proceeds from sale of properties                                           13,476,658                             0
                                                                                ------------------           ------------------
        Net cash provided by (used in) investing activities                          12,336,798                      (131,494)
                                                                                ------------------           ------------------

        Financing activities:
          Dividends paid                                                               (734,339)                     (703,101)
          Minority interest distributions                                              (516,219)                     (504,905)
          Proceeds from mortgage notes payable                                        5,700,000                             0
          Repayment of mortgage notes payable                                          (269,244)                     (292,578)
          Repayment of mortgage notes payable from sale                              (5,664,094)                            0
          Refinancing of other notes payable                                         (4,212,493)                            0
                                                                                ------------------           ------------------
        Net cash used in financing activities                                        (5,696,389)                   (1,500,584)
                                                                                ------------------           ------------------
        Net increase (decrease) in cash and cash equivalents                          6,904,806                      (106,635)
        Cash and cash equivalents, beginning of period                                1,341,590                       635,958
                                                                                ------------------           ------------------
        Cash and cash equivalents, end of period                                $     8,246,396              $        529,323
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

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Page 2 of 2



                                      Nine months                 Nine months
                                         ended                       ended
                                      September 30,               September 30,
                                          1997                        1996
                                      -------------               -------------


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

  Cash paid for interest             $ 1,558,692                  $  2,437,681
                                     ===========                  ============




SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

  The Company issued 5,002 shares of common stock to a limited partner during 1997 in exchange for the conversion of a portion of his limited partnership interest in American Real Estate Investment, L.P.

  The Company recorded a decrease in mortgage notes payable in the amount of $6,363,077 during 1997 due to the assumption of the first mortgage loan collateralized by Timberleaf apartments in conjunction with the sale of Timberleaf apartments on February 28, 1997.







The accompanying notes to consolidated financial statements are an integral part of these statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Basis of Presentation

          The accompanying financial statements include the account balances as of September 30, 1997 and the activity for the nine months ended September 30, 1997 and September 30, 1996 and for the three months ended September 30, 1997 and September 30, 1996 for American Real Estate Investment Corporation (the "Company") on a consolidated basis. Certain prior year balances may have been reclassified to conform with the current year presentation.

          The unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation.

 Nonrecurring Transaction Costs

          Nonrecurring transaction costs relating to the transactions contemplated by the agreements entered into by the Company on August 20, 1997 have been capitalized (see Note 2). A portion of the transaction costs will be allocated to the assets to be acquired and the remainder of the transaction costs will be recorded as an equity reduction against the cash received from the issuance of common stock of the Company upon consummation of the transactions in
Note 2. In the event that the transactions described in such agreements are not consummated, the capitalized nonrecurring transaction costs would be expensed by the Company.

 Allocations of Income and Distributions of Cash

          In accordance with the terms of the partnership agreement, income of American Real Estate Investment, L.P. (the "Operating Partnership") for the nine months ended September 30, 1997 was allocated $2,856,405 to the Company and $1,987,574 to the minority interest and for the three months ended September 30, 1997 was allocated $2,337,698 to the Company and $1,987,574 to the minority interest. All income of the Operating Partnership for the nine months ended September 30, 1996 and for the three months ended September 30, 1996 was allocated to the Company, therefore there were no allocations to the minority interest for the 1996 periods. All such allocations of net income and net loss will be made subject to compliance with the provisions of Section 704(b) and 704(c) of the Internal Revenue Code and the Treasury Regulations promulgated thereunder.

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


 Revenue Recognition

          Revenues, consisting primarily of rentals for apartments, are recognized on the accrual basis of accounting .


 Earnings per Share

          Primary earnings per share were calculated based on weighted average shares outstanding of 1,125,828 and 1,102,758 for the nine months ended September 30, 1997 and September 30, 1996, respectively, and 1,129,145 and 1,111,232 for the three months ended September 30, 1997 and September 30, 1996, respectively. Fully diluted earnings per share were calculated based on weighted average shares outstanding upon conversion of the limited partner interests, or a total of 1,814,982 and 1,738,943 for the nine months ended September 30, 1997 and September 30, 1996, respectively, and a total of 1,818,299 and 1,747,417 for the three months ended September 30, 1997 and September 30, 1996, respectively.



2. COMPANY STRATEGY AND OPERATIONS

          On August 20, 1997, the Company and the Operating Partnership entered into agreements with a group of investors regarding certain transactions (the "Transactions") which, if approved by the Company's stockholders and consummated as contemplated by such agreements, will involve a change in control of the Company and a complete change in the Company's business strategy. The significant aspects of the Transactions include the following. The Company will acquire from McBride Hudson Bay, L.P. and various entities affiliated with it (collectively, "McBride") and Fair Lawn Industrial Park, Inc. ("FLIP") fifteen properties owned by McBride or FLIP and $6.4 million in cash or, in lieu of such cash, any properties acquired upon consummation of certain agreements (the "Acquisition Agreements") to acquire real property (described below) by McBride or FLIP prior to closing of the Transactions. McBride and its predecessors and affiliates have been engaged in real estate development activity in Northern New Jersey for over 40 years. The Company will issue to FLIP stockholders and McBride an aggregate of 2,001,132 shares of common stock, par value $.001 per share, of the Company ("Common Stock") and an aggregate of 2,998,867 units of limited partnership interests of the Operating Partnership ("LP Units"), representing an aggregate consideration of approximately $55.0 million, based on the $11 per share or LP Unit price, and will assume approximately $56.8 million in debt. No third party appraisal was obtained with respect to the valuation of the fifteen properties owned by McBride or FLIP. As a result, the consideration paid for such properties may exceed its fair market value. The Company will acquire the Acquisition Agreements and a 95% non-voting equity interest in Penn Square Properties, Inc. ("Penn Square"). Penn Square is a full service real estate management, construction and brokerage company located in Philadelphia, Pennsylvania. The Acquisition Agreements relate to seven commercial and industrial properties located in Eastern Pennsylvania. In consideration for the acquisition of Penn Square, the Company will issue to Mr. Jeffrey Kelter, President and one of the principal shareholders of Penn Square, 363,636 LP Units. No third party appraisal was obtained with respect to the valuation of Penn Square. As a result, the consideration paid for Penn Square may exceed its fair market value. The Company, in exchange for an aggregate investment of approximately $21.6 million by Hudson Bay Partners, L.P. ("Hudson Bay") and other investors, will issue an aggregate of 1,963,635 shares of Common Stock.
In addition, Hudson Bay will invest $2.0 million in McBride which will be contributed to the Company. Hudson Bay is a discretionary investment fund formed to make strategic investments in real estate and real estate related securities. Upon the consummation of the Transactions, David F. McBride will become Chairman of the Board and a director of the Company. In addition, Timothy McBride, David Lesser and Robert Branson will be elected directors joining James Mulvihill and Evan Zucker who will remain directors of the Company.

          Upon consummation of the Transactions, it is anticipated that the Company's existing stockholders will hold approximately 21.4% of the shares of Common Stock outstanding, assuming no LP Units are converted. Assuming all the LP Units outstanding prior to consummation of the Transactions as well as those issued concurrently with consummation of the Transactions are converted into shares of Common Stock, the shares of Common Stock currently held by the Company's stockholders would represent approximately 12.0% of the shares of Common Stock then outstanding. Following the consummation of the Transactions, there will be a change in the Company's operations from the ownership of multi-family residential properties in the Southwestern states to the ownership of office and industrial properties located in Northern New Jersey and Eastern Pennsylvania. The Company intends to sell its remaining asset base of multifamily properties and may reinvest all or part of the cash proceeds from such sales in any future acquisitions or other corporate opportunities.

          On August 29, 1997, pursuant to an agreement dated March 20, 1997 which was subsequently amended on July 1, 1997, the Company, through a limited partnership of which a wholly owned subsidiary is the general partner and the Operating Partnership is the sole limited partner, sold the 276 unit apartment complex known as the Sedona Apartments, which was constructed in 1971 and is located at 1039 South Parker Road in Denver, Colorado. The gross selling price for the property was $9,150,000. The property was sold to an unaffiliated entity.

          On September 26, 1997, pursuant to the Mutual Release and Settlement Agreement (the "Settlement Agreement") dated April 30, 1997, the Company, through a limited partnership of which a wholly owned subsidiary is the general partner and the Operating Partnership is the sole limited partner, sold to Emerald Vista Associates, L.P. and certain affiliated entities, on exercise of an option granted in the Settlement Agreement, the Company's 50% general partner interest in Emerald Vista Associates, L.P., the owner of a 456 unit apartment complex known as the Emerald Pointe apartments, which is located at 333 North Emerald Drive, Vista, California in north San Diego county. The gross selling price for the general partner interest was $2,000,000.

3. SUBSEQUENT EVENTS

          The Company filed a definitive Proxy Statement with the Securities and Exchange Commission on November 12, 1997 pursuant to which a special meeting of shareholders of record as of October 8, 1997 will be held on December 11, 1997 for purposes of voting on the Transactions and related actions.

          The Company announced on November 14, 1997 that it had declared a cash dividend of $.22 per share for the quarter ended September 30, 1997 payable on December 9, 1997 to shareholders of record on November 25, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

     The following discussion should be read in conjunction with the consolidated condensed financial statements of American Real Estate Investment Corporation (the "Company"), including Notes to Consolidated Condensed Financial Statements. The Company presently owns multifamily residential properties which comprise an aggregate of 810 units.


RESULTS OF OPERATIONS

     The following discussion of results of operations relates to the consolidated operations of the Company for the nine months ended September 30, 1997 and September 30, 1996 and the three months ended September 30, 1997 and September 30, 1996. Certain balances for the periods ended September 30, 1996 were reclassified for comparability to the current reporting classifications for the same periods in 1997.


NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996

     Rents and fees revenues decreased from $7,404,880 for the nine months ended September 30, 1996 to $5,560,580 for the same period in 1997 and from $2,487,705 for the three months ended September 30, 1996 to $1,642,334 for the same period in 1997, primarily as a result of the sale of International apartments ("International") on December 20, 1996, the sale of Timberleaf apartments ("Timberleaf") on February 28, 1997 and the sale of Sedona apartments ("Sedona") on August 29, 1997. Americana Lakewood apartments ("Americana") and Quadrangles Village apartments "(Quadrangles"), the Company's two remaining properties as of September 30, 1997, both experienced higher rents and fees revenues for the 1997 periods as a result of higher rental rates. In addition, lower vacancies occurred at Americana for both 1997 periods, contributing to higher rents and fees revenues in 1997.

     Other income increased from $215,723 to $270,302 for the nine months ended September 30, 1996 and September 30, 1997, respectively and from $71,909 to $95,184 for the three months ended September 30, 1996 and September 30, 1997, respectively, primarily as a result of interest earned on the net cash proceeds from the sale of International, Timberleaf and Sedona. This increase was partially offset by the sale of International, Timberleaf and Sedona.

     Repairs and maintenance decreased from $539,744 to $363,744 for the nine months ended September 30, 1996 and September 30, 1997, respectively, and from $236,366 to $123,344 for the three months ended September 30, 1996 and September 30, 1997, respectively. Repairs and maintenance decreased in both periods primarily as a result of the sale of International and Timberleaf. In addition, lower repairs and maintenance expenses were incurred by Quadrangles for both 1997 periods as a result of certain capital improvements completed in 1996.

     Property taxes decreased to $259,277 and $81,084, respectively, for the nine months ended September 30, 1997 and the three months ended September 30, 1997 from $323,910 and $112,120, respectively, for these same two periods in 1996. This decrease in property taxes from 1996 to 1997 was primarily due to the sale of International, Timberleaf and Sedona. In addition, 1997 property taxes decreased slightly for Quadrangles.

     Property management fees decreased from $262,720 to $198,102 for the nine months ended September 30, 1996 and September 30, 1997, respectively, and from $87,267 for the three months ended September 30, 1996 to $59,665 for the three months ended September 30, 1997 primarily due to the sale of International, Timberleaf and Sedona.

     Utilities decreased from $802,051 to $534,547, respectively, for the nine months ended September 30, 1996 and September 30, 1997 and from $271,299 to $132,339, respectively, for the three months ended September 30, 1996 and September 30, 1997 primarily as a result of the sale of International, Timberleaf and Sedona. The decreases were partially offset by higher utility expenses for Quadrangles for both 1997 periods.

     Payroll decreased to $455,009 for the nine months ended September 30, 1997 from $653,883 for the nine months ended September 30, 1996 and from $222,511 to $142,469, respectively, for the three months ended September 30, 1996 and September 30, 1997 as a result of the sale of International, Timberleaf and Sedona. In addition payroll costs for Quadrangles were higher for the nine months ended September 30, 1997, partially offsetting the decrease for this period resulting from the sale of the Company's three properties.

     Other property operations decreased for the nine months ended September 30, from $730,154 in 1996 to $538,218 in 1997, while decreasing from $253,679 in
1996 to $173,243 in 1997 for the three months ended September 30, primarily due to the sale of International, Timberleaf and Sedona. In addition, higher advertising expenses were incurred by Americana for both 1997 periods to improve and subsequently maintain occupancy levels and higher insurance expense was incurred by Americana and Quadrangles for the three months ended September 30, 1997 as a result of the renewal of the Company's annual insurance policy in July at higher premiums, both of which partially offset the decrease in other property operations.

     General and administrative expenses increased from $329,945 to $510,229 for the nine months ended September 30, 1996 and September 30, 1997, respectively, and from $45,577 to $99,204 for the three months ended September 30, 1996 and September 30, 1997, respectively. The primary factors for the increases in 1997 expenses were the following: a bonus was earned by the Chairman of the Board and accrued for the President and Treasurer in 1997; additional legal fees were incurred by the Company in conjunction with the settlement of the lawsuit relating to the Company's 50% general partner interest in Emerald Vista Associates, L.P. ("Emerald Vista") in April 1997; and the Company paid its self insurance retention for various incidents at Americana and Sedona, along with employee health insurance expenses, in the 1997 periods.

     Depreciation and amortization expense decreased from $981,183 for the nine months ended September 30, 1996 to $768,814 for the nine months ended September 30, 1997 and for the three months ended September 30 from $328,923 in 1996 to $233,440 in 1997. The decrease, which was primarily due to the sale of International, Timberleaf and Sedona, was partially offset by the slightly higher depreciation for Americana and Quadrangles associated with property improvements.

     Total financing expenses decreased from $2,931,078 to $2,403,823 for the nine month periods ended September 30, 1996 and 1997, respectively, and from $976,921 to $745,820 for the three months ended September 30, 1996 and September 30, 1997, respectively. The decrease in financing expenses resulted primarily from the assumption by the buyer of the mortgage loan collateralized by Timberleaf and the payoff of the mortgage loan collateralized by Sedona in conjunction with the sale of these properties in February 1997 and August 1997, respectively. The Company also restructured the mortgage note payable collateralized by Americana originally funded on April 27, 1995 by General Electric Capital Corporation ("GECC") whereby the interest rate was reduced by 130 basis points effective March 1, 1997.

     Allocations of $1,987,574 to minority interest resulted from operations for the nine months ended September 30, 1997 and for the three months ended September 30, 1997. In accordance with the terms of the partnership agreement of the Operating Partnership there were no allocations to minority interest based on results of operations for the nine months ended September 30, 1996 and the three months ended September 30, 1996.

     Equity in earnings from investment in partnership was $436,627 and $173,055, respectively, for the nine months ended September 30, 1997 and the three months ended September 30, 1997 as compared to $363,466 and $121,177 for the same two respective periods ended September 30, 1996. These amounts, which increased in 1997 primarily due to improved operating results of Emerald Pointe apartments during the third quarter of 1997, represent the Company's 50% general partnership interest in the earnings of Emerald Vista.

     Loss before gain on sale of properties was $(1,751,828) and $(1,867,609), respectively, for the nine months ended September 30, 1997 and the three months ended September 30, 1997 as compared to income before gain on sale of property of $429,401 for the nine months ended September 30, 1996 and $146,128 for the three months ended September 30, 1996. The loss for both periods in 1997 was due primarily to the allocations to minority interest, in addition to the sale of International, Timberleaf and Sedona.

     Gain on sale of properties of $4,608,233 for the nine months ended September 30, 1997 related to the sale of Timberleaf for a gross sales price of $9,115,000 on February 28, 1997, the sale of Sedona for a gross sales price of $9,150,000 on August 29, 1997 and the sale of the Company's 50% general partner interest in Emerald Vista for a price of $2,000,000 on September 26, 1997. Gain on sale of properties of $4,205,307 for the three months ended September 30, 1997 related to the sale of Sedona and the Company's interest in Emerald Vista. No property sales occurred in either of the 1996 periods.

     Net income of the Company was $2,856,405 and $2,337,698, respectively, for the nine months ended September 30, 1997 and the three months ended September 30, 1997 compared to net income of $429,401 for the nine months ended September 30, 1996 and $146,128 for the three months ended September 30, 1996. The increase in net income for the periods ended September 30, 1997 related primarily to the gain on the sale of Timberleaf, Sedona and the Company's interest in Emerald Vista. The net income increase was partially offset by the allocation to minority interest and the reduction in net income resulting from the sale of the Company's properties and partnership interest. The increase in net income for the periods from 1996 to 1997 was also attributable to the increased rents and fees revenues for Americana and Quadrangles and the reduced interest expense relating to the mortgage loan collateralized by Americana.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during the nine months ended September 30, 1997 were the sale of Timberleaf, Sedona and the Company's interest in Emerald Vista, the new mortgage loan with GMAC collateralized by Sedona and the Company's cash from operations. Principal cash outflows for the same nine month period were repayment of the mortgage loan collateralized by Sedona, repayment (through assumption by the buyer) of the mortgage loan collateralized by Timberleaf, refinancing of the bank installment loan collateralized by Sedona, nonrecurring transaction costs, dividends paid to holders of Common Stock (as defined below), distributions to limited partners (i.e. minority interest distributions) and interest payments.

     On August 20, 1997, the Company and American Real Estate Investment, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, entered into agreements with a group of investors (the "Investors") whereby, if approved by the Company's stockholders, the Investors will contribute cash, real estate properties and other assets to the Company and the Operating Partnership and in exchange the Investors will receive shares of common stock, par value $0.001 per share, of the Company ("Common Stock") and units of limited partnership interest (the "LP Units") in the Operating Partnership, each valued at $11.00 per share of Common Stock or LP Unit. See Note 2 in Notes to Consolidated Condensed Financial Statements for further details of the agreements. In the event stockholder approval is received and the transactions contemplated by the agreements referred to above are consummated, the Company will receive cash in the gross amount of approximately $30 million, before deductions for transaction related expenses incurred by the Company and the Investors in conjunction with the agreements. The capitalized nonrecurring transaction costs reflected in the Company's consolidated condensed balance sheet as of September 30, 1997 relate to such agreements with the Investors and are comprised primarily of legal fees, investment advisory and consulting fees, fairness opinion fees and tax research and accounting fees incurred by the Company in relation to the negotiation of the agreements, the completion of due diligence procedures and the preparation and filing of appropriate documents with the Securities and Exchange Commission. Additional costs will be incurred to finalize the documents filed with the Securities and Exchange Commission, obtain the requisite stockholder approval of the agreements and close the various transactions contained in such agreements. Subject to the completion of the Transactions, the Company intends to sell its remaining asset base of multifamily properties and may reinvest all or part of the cash proceeds from such sales in any future acquisitions or other corporate opportunities.
The proposed transactions described in the agreements are subject to the approval of the Company's stockholders, among other closing conditions. Management has no present plans for the Company to be operated other than as a REIT.

     In conjunction with the agreements executed with the Investors, the Company recently entered into a listing agreement with a national brokerage firm specializing in multifamily residential properties to market Americana and Quadrangles for the potential sale of both properties. The marketing procedures for Americana and Quadrangles are expected to be completed during the fourth calendar quarter of 1997. The eventual sale of both properties is subject to the receipt of an acceptable offer by the Company from an acceptable buyer and the negotiation of an acceptable sales contract, the completion of due diligence procedures and the fulfillment of stipulated closing conditions which will be included in the formal sales contract. The sales price of Americana is expected to be in excess of its net book value, which was approximately $7.7 million as of September 30, 1997. Revenues for Americana were $1,634,135 and $554,443 for the nine months ended September 30, 1997 and the three months ended September 30, 1997, respectively. Net income for Americana for the nine months ended September 30, 1997 was $258,056 and net income for the three months ended September 30, 1997 for Americana was $90,827. The sales price of Quadrangles is expected to be in excess of its net book value, which was approximately $21.1 million as of September 30, 1997. Revenues for Quadrangles were $2,669,985 and $873,003 for the nine months ended September 30, 1997 and the three months ended September 30, 1997, respectively. Net income for Quadrangles was $474,373 and $142,557, respectively, for the nine months ended September 30, 1997 and the three months ended September 30, 1997.

     The Company expects to meet its short term liquidity requirements generally through its cash flow provided by operations supplemented by cash generated from the sale of properties and, if the transactions contemplated by the agreements referred to above are consummated, cash provided by such transactions. The Company believes that such cash will be sufficient to meet operating requirements and to make dividend payments to stockholders in accordance with REIT qualification requirements.

     The Company had outstanding indebtedness of approximately $26,430,000 as of September 30, 1997, representing two non-recourse mortgage notes payable.

     One mortgage note payable, collateralized by Americana, which was restructured effective March 1, 1997, bears interest at GECC's composite commercial paper rate plus 2.45%, adjusted on a monthly basis, and matures on April 30, 2000. The mortgage note payable requires monthly interest payments, in addition to quarterly principal payments based on a stipulated percentage of the excess cash flow, as defined, from Americana. The note cannot be prepaid prior to March 1, 1998 unless such prepayment results from a sale of Americana and after March 1, 1998 the note may be prepaid in full without penalty. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000, the maturity date. Proceeds from the GECC loan were used to repay the previously existing first mortgage loan collateralized by Americana and the bridge loan which was originally obtained from a related party to provide a portion of the financing to acquire Quadrangles.

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

     On December 20, 1996, the Company sold its 150-unit International apartments located in Aurora, Colorado for a purchase price of $3,050,000. On February 28, 1997, the Company sold its 450-unit Timberleaf apartments located in Aurora, Colorado for a purchase price of $9,115,000. As part of the transaction, the buyer assumed the outstanding balance of the first mortgage loan of approximately $6,363,000 collateralized by Timberleaf apartments. On August 29, 1997 the Company sold its 276-unit Sedona apartments located in Denver, Colorado for a gross purchase price of $9,150,000 and used a portion of the sales proceeds to pay off the mortgage loan collateralized by Sedona. The Company may apply all or part of the cash proceeds from the sale of International, Timberleaf or Sedona or from any future property sales toward any future acquisitions or other corporate opportunities.

     On September 26, 1997, pursuant to the Mutual Release and Settlement Agreement (the "Settlement Agreement") dated April 30, 1997, the Company, through a limited partnership of which a wholly owned subsidiary is the general partner and the Operating Partnership is the sole limited partner, sold to Emerald Vista Associates, L.P. and certain affiliated entities, on exercise of an option granted in the Settlement Agreement, the Company's 50% general partner interest in Emerald Vista Associates, L.P., the owner of a 456 unit apartment complex known as the Emerald Pointe apartments, which is located at 333 North Emerald Drive, Vista, California in north San Diego county. The gross selling price for the general partner interest was $2,000,000.

     The Company has no material commitments for additional capital improvements to its properties.

     See the accompanying Consolidated Condensed Statements of Cash Flows included in the financial statements for a reconciliation of cash for the periods described therein.


THE YEAR 2000 ISSUE

     Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.


FUNDS FROM OPERATIONS

     Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity real estate investment trust ("REIT"), as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. NAREIT recently clarified the application of its FFO definition and recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company implemented the new application of the NAREIT FFO definition in the first quarter of 1996 and all amounts shown conform to the new NAREIT definition wherein amortization of loan costs aggregating $21,320 and $18,048, respectively, have not been included in FFO for the three months ended September 30, 1997 and 1996. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     The Company's FFO was $399,859 for the three months ended September 30, 1997 as compared to $544,349 for the three months ended September 30, 1996. The decline in FFO in 1997 was primarily attributable to the sale of International, Timberleaf and Sedona. FFO for the three months ended September 30, 1997 was calculated by deducting the gain on sale of property of $4,205,307 and deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista) of $173,055 from net income before minority interest of $4,325,272, and then adding depreciation and amortization of $233,440 and adding the Company's FFO allocation from Emerald Vista of $219,509. FFO for the three months ended September 30, 1996 was calculated by deducting the Company's equity in earnings from investment in partnership (i.e. the Company's unconsolidated investment in Emerald Vista) of $121,177 from net income before minority interest of $146,128, adding depreciation and amortization of $328,923, and then adding the Company's FFO allocation from Emerald Vista of $190,475.


INFLATION

     Substantially all of the leases at the Company's properties are for a term of one year or less which may enable the Company to seek increased rents upon renewal or reletting of apartment units. Such short-term leases generally minimize the risk to the Company of the adverse effects of inflation.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included herein is forward-looking, such as information set forth above in Management's Discussion and Analysis or Plan of Operation. Such forward-looking information involves important risks and uncertainties that could cause actual future results to differ significantly form those expressed in any forward-looking statements made by, or on behalf of, the Company or to render the Company unable to accomplish its business objectives. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions, development and divestitures of properties, operational and management changes, possible rapid growth of the Company, geographic concentrations of real estate, possible future tenant breaches of leases, and changes in the competitive environment in which the Company and the Investors operate.

PART II.  OTHER INFORMATION


  Item 6: Exhibits and Reports on Form 8-K


          (a)  Exhibits filed with this Form 10-QSB

               10.1 Master Investment Agreement (the "Master Agreement") dated August 20, 1997 by and among the Registrant, American Real Estate Investment, L.P. (the "Operating Partnership"), and the McBride Entities (as further identified in the Master Agreement), the FLIP Shareholders (as further identified in the Master Agreement), Jeffrey Kelter, Penn Square Properties, Inc. and Hudson Bay Partners, L.P. (incorporated by reference to Exhibit
               10.1 to the Company's Form 8-K/A dated August 20, 1997);

               10.2 Stock Purchase Agreement dated August 20, 1997 between the Registrant and Hudson Bay Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A dated August 20, 1997);

               10.3 Management Contribution Agreement dated August 20, 1997 among the Registrant, the Operating Partnership, Jeffrey Kelter and Penn Square Properties, Inc. (incorporated by reference to
               Exhibit 10.3 to the Company's Form 8-K/A dated August 20, 1997);

               10.4 McBride Contribution Agreement dated August 20, 1997 among the Registrant, the Operating Partnership and the parties identified on the signature page of the agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K/A dated August 20, 1997); and

               10.5 Agreement and Plan of Merger dated August 20, 1997 among the Registrant, Fair Lawn Industrial Park, Inc. and the parties identified on the signature page of the agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K/A dated August 20, 1997).


          (b) A Current Report on Form 8-K dated August 20, 1997 was filed in response to Items 5 and 7 during the fiscal quarter ended September 30, 1997

               A Current Report on Form 8-K/A dated August 20, 1997 relating to Form

               8-K dated August 20, 1997 was filed in response to Items 5 and 7 during the fiscal quarter ended September 30, 1997

               A Current Report on Form 8-K/A dated August 25, 1997 relating to Form 8-K dated February 28, 1997 was filed in response to Items 2 and 7 during the fiscal quarter ended September 30, 1997

               A Current Report on Form 8-K dated August 29, 1997 was filed in response to Items 2 and 7 during the fiscal quarter ended September 30, 1997

               A Current Report on Form 8-K dated September 26, 1997 was filed in response to Items 2 and 7 on October 3, 1997



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN REAL ESTATE INVESTMENT CORPORATION


                         By: /s/ EVAN ZUCKER
                            ____________________________________
                            Evan Zucker
                            President


                         By: /s/ RICK A. BURGER
                            ____________________________________
                            Rick A. Burger
                            Treasurer