Form 10KSB
period 1997-12-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1998-03-31
CIK 906113

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                  FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the Fiscal Year Ended December 31, 1997.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (no fee required) for the Transition Period from      to      .

                         COMMISSION FILE NUMBER 1-12514

                 AMERICAN REAL ESTATE INVESTMENT CORPORATION
                (Name of small business issuer in its charter)

             MARYLAND                         84-1246585
      (State or other jurisdiction      (IRS Employer Identification
           of incorporation or                  Number)
              organization)

     620 WEST GERMANTOWN PIKE, SUITE 200,           19462
     Plymouth Meeting, Pennsylvania               (Zip Code)
          (Address of principal
            executive offices)


    Issuer's Telephone Number (including Area Code): (610) 834-7950

        Securities registered under Section 12(b) of the Exchange Act:
              Title of each Class: Common Stock, $.001 Par Value
      Name of each Exchange on which Registered: American Stock Exchange

    Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) and been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Issuer's revenue for the year ended December 31, 1997 was approximately $8,197,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1998 was approximately $46,504,000.

The number of shares outstanding of each of the Issuer's common equity, as of March 25, 1998, was 5,469,715 shares of Common Stock.
--------------------------------------------------------------------------------

                                       PART I

ITEM 1. DESCRIPTION OF BUSINESS.
        -----------------------

    American Real Estate Investment Corporation (together with its subsidiaries, the "Company") is a self-administered, self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition and development of industrial and office properties. At December 31, 1997, the Company owned a portfolio of 23 properties comprised of 10 industrial properties, 10 office properties and 3 non-core properties comprised of a community shopping center and 2 multifamily properties (the 3 non-core properties are referred to herein as the "Non-Core Properties"). Since January 1, 1998, the Company has acquired 9 industrial properties aggregating approximately 2.1 million square feet and has sold 1 Non-Core Property. The Company currently owns, excluding the Non-Core Properties, 29 industrial and office properties containing an aggregate of 4.2 million square feet (the "Properties"). The Properties are located principally in the mid-Atlantic and Northeastern United States and are 97% leased to 60 tenants.

    The Company's industrial properties consist principally of large, high bay, warehouse and distribution facilities located in close proximity to major interstate and regional road systems in the mid-Atlantic and Northeastern United States. The majority of these bulk warehouse facilities are net leased to single users. Additionally, the Company owns a variety of single tenant and multi-tenant service, assembly, light manufacturing and research and development facilities in suburban, mixed-use developments or business parks.

    The Company's office properties consist principally of modern mid-rise and single-story suburban buildings, located principally in suburban office parks, and in certain instances, mixed-use developments. Substantially all of the office buildings are located within established and growing business communities with convenient access to regional and interstate road systems and highways.

    The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, American Real Estate Investment, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owns, at December 31, 1997, approximately 57.9% of the limited partnership interests (the "OP Units") in the Operating Partnership. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the directors of the Company own approximately 30% of the outstanding OP Units as of March 27, 1997. Each OP Unit may be redeemed by the holder for one share of Common Stock (subject to certain anti-dilution provisions), or, at the Company's option, the cash value of one share of Common Stock. With each such exchange, the Company's percentage interest in the Operating Partnership will increase.

    Prior to the Company's reorganization in December 1997, the Company was engaged in the ownership and acquisition of multi-family residential properties. Commencing in 1995, the Company began exploring the possible sale, merger, recapitalization or restructuring of the Company and subsequently disposed of all but two of its multi-family residential properties. On December 12, 1997, the Company entered into a series of transactions to transform the Company from a multi-family residential REIT into an office and industrial REIT (the "Reorganization"). Since the Reorganization, the Company has sold one of its multi-family residential properties and has entered into an agreement to sell the remaining multi-family residential property. The Reorganization involved (i) the acquisition by the Company of 15 properties (the "McBride Portfolio") totaling approximately 1.3 million square feet from McBride Hudson Bay, L.P. and various entities affiliated with it (collectively, "McBride") in exchange for approximately 4.1 million shares of Common Stock, 2.9 million OP Units, and the assumption of $45.0 million in long-term debt, (ii) the contribution by Jeffrey E. Kelter of a 95% non-voting equity interest in Penn Square Properties, Inc. ("Penn Square"), a full service real estate development, management, construction and brokerage company, in exchange for 363,636 OP Units, and (iii) $30.0 million in cash investments, in exchange for Common Stock and OP Units, led by Hudson Bay Partners II, L.P. ("Hudson Bay") along with CRA Real Estate Securities ("CRA"), McBride and Robert Branson (McBride, Penn Square, Mr. Kelter, Hudson Bay and CRA are collectively referred to herein as the "Investor Group"). McBride, Mr. Kelter and Hudson Bay received warrants to purchase 125,000 OP Units, 250,000 OP Units and 300,000 shares of Common Stock, respectively, at a price of $11.00 per OP Unit or share of Common Stock. Additionally, in conjunction with the Reorganization, the Company acquired the right to purchase 7 additional properties (the "Acquisition Properties"), totaling approximately 1.3 million square feet for an aggregate cost of approximately $39 million including closing costs. The Company acquired all 7 of the Acquisition Properties between December 12, 1997 and January 9, 1998. The Investor Group currently owns approximately 76% of the Company's outstanding Common Stock (assuming conversion of all outstanding OP Units to Common Stock).

    The Company was originally incorporated in Delaware in 1993 and was re-incorporated in Maryland in 1994. Since the Reorganization, the Company's executive offices have been located at 620 West Germantown Pike, Suite 200, Plymouth Meeting, Pennsylvania and its telephone number is 610-834-7950. The Company also maintains regional offices in Allentown, Pennsylvania and Franklin Lakes, New Jersey.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

    The Company's primary business objectives are to maximize total return to stockholders through growth in the Company's cash flow per share and to increase the size and value of its portfolio. The Company intends to pursue these objectives through aggressive asset and property management, acquiring and selectively developing new properties and opportunistically reinvesting capital currently invested in the Non-Core Properties, with a view towards maximizing cash flow. Though the Company currently is focusing its activities in the mid-Atlantic and Northeastern United States, no specific geographic limits have been established.

    The Company intends to accomplish its business objectives (i) through contractual increases in rental rates from existing leases, (ii) by maintaining and increasing occupancy levels in its properties, (iii) by increasing rental rates through aggressive management and re-leasing of space, (iv) by acquiring primarily new properties and portfolios in strategic situations and locations, (v) by targeting properties which have potential for additional growth through adaptive re-use and/or expansion and (vi) by generating build-to-suit development opportunities, particularly by maintaining strong landlord/tenant relationships and establishing local market prominence.

    The Company's strategy is to generate growth opportunities (i) in markets where it has a significant local market presence through cash acquisitions of single properties and portfolios and (ii) by entering targeted markets through strategic transactions with dominant local partners, often through the issuance of OP Units in tax deferred transactions. Management targets markets which exhibit strong, stable supply and demand fundamentals yet offer the opportunity to acquire high quality assets at discounts to replacement cost with attractive total returns. Management believes that these opportunities exist in primary markets which have lagged the national real estate recovery, primary markets in which there is a misperception that the market is dominated by a one or two significant players, and secondary markets which offer vital alternatives to cost sensitive tenants. In implementing its growth strategy, management does not generally aggressively pursue transactions which involve competitive bid situations.

    The Company believes that the combination of long-term net leased warehouse/distribution facilities and suburban office properties presents a balanced and complementary strategy for maximizing total shareholder return. The warehouse facilities are intended to provide stable long-term cash flow to the Company, as they generally represent established fixed income, require low recurring capital expenditures and have modest tenant exposure. The office portfolio provides greater internal cash flow growth opportunities through increases in contractual rent, lease-up of existing vacancy and operating efficiencies derived from economies of scale and management expertise.

RECENT ACQUISITIONS

    Since the Reorganization, the Company has acquired industrial properties encompassing an aggregate of approximately 3.0 million square feet for approximately $92.6 million, including closing costs. Set forth below is a summary of the Company's acquisition activity since the Reorganization. All of these properties are located in the mid-Atlantic and Northeastern United States.

    1. The Company acquired the Acquisition Properties, including the following facilities:

       - One Philips Drive, Mountain Top, PA: a 400,000 square foot warehouse/distribution facility on 28.7 acres, 100% net leased to Philips Electronics Corporation through 2007. The building was originally constructed in 1991 and was expanded in 1993.

       - 100 Oak Hill Road, Mountain Top, PA: a 105,000 square foot warehouse/distribution facility on 9.8 acres, 100% net leased to Dana Perfumes through October 2001. The building was constructed in 1996 and has the capacity to be expanded by 30,000 square feet. The tenant has an annual option to terminate upon the payment of certain penalties.

       - 1057 Arnold Road, Reading, PA: a 219,000 square foot warehouse/distribution facility on 29.0 acres, 100% net leased to Premium Beverage Packers, Inc. through 2000. The building was constructed in 1995 and has the capacity to be expanded by 80,000 square feet.

       - 1091 Arnold Road, Reading, PA: a 133,055 square foot warehouse/distribution facility on 28.0 acres, 100% net leased to Glidden Company through 2001. The building was constructed in 1996 and has the capacity to be expanded by 115,000 square feet.

       - 1305 Goshen Road, West Chester, PA: a 90,000 square foot warehouse/distribution facility on 10.2 acres, 100% net leased to Yves Rocher, Inc. through 2000. The building was constructed in 1991.

       - One Tabas Lane, Exton, PA: a 150,027 square foot warehouse/distribution facility on 10.0 acres, 100% net leased to International Envelope through 2007. The building was constructed in 1970 and renovated in 1990-1991.

        - Two Tabas Lane, Exton, PA: a 150,000 square foot warehouse/distribution facility on

          10.1 acres, 100% net leased to Alstrip, Inc., through 2012. The building was originally constructed in 1970 and was renovated in 1991.

    2. The Company acquired on January 8, 1998 a bulk warehouse facility at 101 Commerce Drive, Mechanicsburg, PA: a 597,100 square foot refrigerated warehouse/distribution facility on 48.0 acres, 100% net leased to Hershey Foods Corporation through 2012. The building was constructed in 1991.

    3. The Company acquired on March 27, 1998 a 5 building portfolio of warehouse/distribution facilities in Liverpool, New York, containing an aggregate of 655,500 square feet constructed on 28.0 acres. The buildings are 100% net leased to GATX Logistics, Inc. under leases expiring in 2001. The portfolio includes:

        - 4472 Steelway Boulevard Section A-F, Liverpool, NY: constructed in 1977, the facility contains 372,500 square feet, including a 50,000 square foot cooler.

       - 4472 Steelway Boulevard Section G, Liverpool, NY: constructed in 1978, the facility contains 64,000 square feet.

       - 4472 Steelway Boulevard Section H, Liverpool, NY: constructed in 1978, the facility contains 96,000 square feet.

       - 4580 Steelway Boulevard South, Liverpool, NY: consisting of 2 buildings constructed in 1972, the facility contains 123,000 square feet.

    4. The Company acquired on March 27, 1998 a 5 building, 468,309 square foot portfolio of regional warehouse/distribution facilities in Camp Hill and Middletown, PA. The portfolio is 88.1% occupied under leases averaging over 6 years. The portfolio includes:

        - Airport Corporate Center, 1011 AIP Drive, Middletown, PA: a 152,908 square foot warehouse/distribution facility constructed in 1991. The building is 80% net leased to Bayard Sales (60%) and, DAS Distributors (20%) with leases expiring in 2002 and 2000, respectively.

        - Airport Corporate Center, 1001 AIP Drive, Middletown, PA: a 132,588 square foot warehouse/distribution facility constructed in 1991. The building is 100% net leased to FDA Packaging (45%), T.P.D.C., Inc. (31%) and Reese Products (24%) with leases expiring in 2002, 2001, and 2001, respectively.

        - 2404 Gettysburg Road, Camp Hill, PA: a 124,902 square foot warehouse/distribution facility on 10.8 acres, originally constructed in 1993. The building is 100% leased, to Ezon, Inc. (58%) and Reckitt & Colman Inc. (42%) with leases expiring in 2001 and 1999, respectively.

        - 2410 Gettysburg Road, Camp Hill, PA: a 33,600 square foot warehouse/distribution facility on 3.2 acres, originally constructed in 1952 and renovated in 1993. The building is 100% leased to Purina Mills, Inc. through 2001.

        - 2400 Gettysburg Road, Camp Hill, PA: a 24,311 square foot warehouse/distribution facility on 1.5 acres, originally constructed in 1952 and renovated in 1993. The building was vacated in January 1998.

    The Company continues to actively seek and evaluate future acquisition opportunities, and believes that substantial opportunities exist to build successfully on its activity since the Reorganization.

SUBSEQUENT ACTIVITIES

    On February 4, 1998, the Company signed definitive agreements to acquire a 10 building portfolio (the "Galesi Portfolio") totaling approximately 790,000 square feet located in suburban Albany, New York for a total purchase price of $56 million. The portfolio consists of 7 office buildings, totaling approximately 390,503 square feet, and 3 state-of-the-art, partially refrigerated industrial buildings totaling approximately 396,645 square feet. The portfolio is to be contributed to the Operating Partnership by The Galesi Group, a real estate owner and investment firm, and its partners, in exchange for the issuance by the Company of approximately 1,362,940 OP Units and the assumption of certain indebtedness. As part of this transaction, The Galesi Group and Columbia Development will grant the Company additional rights and options related to other properties, development projects and land controlled by the seller. As part of the transaction, Francesco Galesi will be appointed as a Director of the Company upon the closing of the transaction and will be nominated as a

Director of the Company at the next meeting of the Company's stockholders. The closing of this transaction is subject to the receipt of certain approvals and the satisfaction of customary closing conditions. No assurance can be given that the Company will acquire these properties.

    The Company is currently evaluating in excess of 4.0 million square feet of individual and portfolio transactions. There can be no assurance that the Company will pursue any of these potential acquisitions, or that, if pursued, the Company will successfully acquire any such properties or that such properties once acquired will perform as expected.

MANAGEMENT AND EMPLOYEES

    Since the Reorganization, the Company has conducted its real estate management services business through American Real Estate Management Inc. (the "Management Company") (formerly Penn Square). At December 31, 1997, the Company managed all but 3 of the Properties through the Management Company; the Urban Farms Shopping Center, Americana Lakewood Apartments (sold by the Company on January 9, 1998) and Quadrangles Village Apartments are managed for the Company by unaffiliated third parties. The Company also manages, through the Management Company, additional properties on behalf of third parties. As of March 27, 1998, the Management Company was managing industrial and office properties containing an aggregate of approximately 6.9 million square feet, of which approximately 4.1 million square feet related to Properties owned by the Company, approximately 1.9 million square feet related to properties owned by unaffiliated third parties and approximately 865,000 square feet related to 2 properties owned by limited partnerships in which an officer and director of the Company has general partnership interests. Through its ownership of 100% of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company.

    The Company accounts for its investment in the Management Company in accordance with the equity method of accounting because it does not control its operations. The Company currently has 39 full-time employees, of whom 4 are employed in an executive capacity. Such persons provide services to both the Company and the Operating Partnership. The Company believes that its relations with its employees are satisfactory.

FINANCINGS

    The Company is in the process of concluding final negotiations with a lender group, including DLJ Capital Funding, Inc. and BankBoston, N.A., to enter into a 3-year $100,000,000 senior secured revolving credit facility (the "Credit Facility"). This Credit Facility will be used to fund new acquisitions, capital improvements, new development projects and for general working capital purposes. The Credit Facility will be recourse to the Company and the Operating Partnership and will be secured by cross-collateralized and cross-defaulted first mortgage liens on certain properties, either currently owned by the Operating Partnership or to be acquired as the result of future transactions. The interest will accrue on outstanding loans under the Credit Facility at a variable rate per anum equal to the sum of a Eurodollar rate plus 1.6% per anum. The availability of loans under the Credit Facility will be limited to 65% of the aggregate purchase price or appraised value of the respective properties securing the Credit Facility and will be subject to certain stated debt service coverage ratios. The Credit Facility will be subject to optional prepayments at any time and mandatory prepayments upon the occurrence of certain conditions, and will contain financial covenants which are standard for these types of revolving credit facilities. The Credit Facility is subject to final negotiation of its terms, and therefore no assurance can be given that this arrangement will be ultimately consummated, or if consummated, that it will be based upon the terms described above.

COMPETITION

    The Properties are located in the mid-Atlantic and Northeastern United States. There are numerous other office and industrial properties and real estate companies within the market area of each of such properties which competes with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company's competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located. With respect to development and acquisition opportunities, the Company competes with other REITs and investors in office and industrial properties seeking to develop or acquire properties in the areas where the Company will concentrate its activities. The Company will experience strong competition in pursuing development and acquisition opportunities.

    The Company's financial performance and its ability to make distributions to stockholders continues to be particularly sensitive to the economic conditions in Northern New Jersey and Eastern Pennsylvania. Like other real estate markets, the Northern New Jersey and Eastern Pennsylvania commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's operations or cash available for distribution. The Company's revenues and the value of the Properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties). These factors, when and if they occur in an area in which the Properties are located, would adversely affect the Company's ability to make distributions to its stockholders.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

    Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of its properties, the Company or the Operating Partnership, as the case may be, may be potentially liable for such costs.

    All of its properties have been subject to Phase I or similar environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments included an historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where Phase I assessments resulted in specific recommendations for remedial actions, the recommended action has been taken.

    The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its properties will not be affected by tenants and occupants of its properties, by the condition of properties in the vicinity of its properties (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

    Environmental inspections indicate that there are minor amounts of asbestos containing materials ("ACMs") in certain of its properties, primarily in the form of floor tiles and ceiling materials, which are generally in good condition. The presence of such amounts of ACMs is in compliance with current law.

    The Company believes that its properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Neither the Company nor the Operating Partnership has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present properties.

    From time to time legislation is proposed which, if enacted, would require installation of various items of safety equipment, such as smoke alarms and sprinkler equipment. If such legislation should be enacted and be applicable to its properties, the Company could be required to expend material sums in fulfilling these requirements.

ITEM 2. DESCRIPTION OF PROPERTY.
        -----------------------

SUMMARY PROPERTY TABLE

    The following table sets forth certain information with respect to each of the Properties and Non-Core Properties (excluding Americana Lakewood Apartments which was sold by the Company on January 9, 1998) as of December 31, 1997 and includes certain information with respect to the Properties acquired by the Company since Decemebr 31, 1997 (denoted by an asterisk) as if such Properties were owned by the Company on December 31, 1997(1):

                                                                                                                    ANNUALIZED
                                                               % OF                                                   RENT
                                                              PORTFOLIO                            % OF               PER
                                            YEAR              RENTABLE                         PORTFOLIO              LEASED
                                           BUILT/    SQUARE    SQUARE       %     ANNUALIZED   ANNUALIZED  # OF      SQUARE
BUILDINGS                   LOCATION     RENOVATED    FEET      FEET     LEASED    RENT (2)       RENT    LEASES      FOOT(3)
------------------------  ------------- ----------- -------- ----------  ------   -----------  --------  -------   ----------
Office:
------
40 Potash Road (4)......  Oakland, NJ          1992   60,994   1.3%      100%    $1,216,377    5.1%        1         $19.94
1655 Valley Road (4)....  Wayne, NJ            1989  155,700   3.4%      100%     2,307,474    9.6%        1          14.82
16-00 Route 208 (4).....  Fairlawn, NJ         1983   54,805   1.2%       64%       527,258    2.2%       17          15.03
128 Bauer Drive.........  Oakland, NJ          1981   41,450   0.9%       84%       189,358    0.8%        3           5.44
22-08 Route 208.........  Fairlawn, NJ      1960/68   78,253   1.7%       74%       673,514    2.8%        6          11.63
15-00 Pollitt Drive (4).  Fairlawn, NJ      1970/92   18,614   0.4%      100%       162,873    0.7%        1           8.75
19-00 Pollitt Drive (4).  Fairlawn, NJ  1970/84, 95   77,262   1.7%      100%       687,632    2.9%        1           8.90
95 Bauer Drive (4)......  Oakland, NJ       1974/91    6,792   0.1%      100%        88,296    0.4%        1          13.00
99 Bauer Drive (4)......  Oakland, NJ          1971   20,449   0.5%      100%       141,303    0.6%        1           6.91
88 Mary Street..........  Paterson, NJ         1976  114,000   2.5%      100%       525,000    2.2%        1           4.61
                                                     -------  -----     -----    ----------   -----     ----         ------
Sub-Total Office Properties                          628,319  13.8%     92.6%    $6,519,085   27.2%       33         $10.38

Industrial:
----------
5 Thornton Road (4).....  Oakland, NJ       1973/81  151,874    3.3%      100%   $  905,169    3.8%        1         $ 5.96
2 Volvo Drive...........  Rockleigh, NJ     1966/93   67,460    1.5%      100%      502,577    2.1%        1           7.45
17-01 Pollitt Drive (4).  Fairlawn, NJ         1968  105,367    2.3%       71%      547,000    2.3%        2           7.31
19-05 Nevins Road (4)...  Fairlawn, NJ         1955  151,700    3.3%      100%      620,930    2.6%        1           4.09
1 Philips Drive*........  Mountaintop, PA   1991/93  400,000    8.8%      100%    1,188,000    5.0%        1           2.97
100 Oak Hill Road.......  Mountaintop, PA      1996  105,000    2.3%      100%      366,590    1.5%        1           3.49
1057 Arnold Road........  Reading, PA          1995  219,120    4.8%      100%      654,766    2.7%        3           2.99
1091 Arnold Road........  Reading, PA          1996  133,055    2.9%      100%      465,692    1.9%        1           3.50
1305 Goshen Parkway.....  West Chester, PA     1991   90,000    2.0%      100%      503,280    2.1%        1           5.59
One Tabas Lane..........  Exton, PA         1970/91  150,027    3.3%      100%      450,084    1.9%        1           3.00
Two Tabas Lane..........  Exton, PA         1970/91  150,000    3.3%      100%      762,520    3.2%        1           5.08
101 Commerce Drive*.....  Mechanicsburg, PA    1991  597,100   13.2%      100%    2,376,446    9.9%        1           3.98
4472 Steelway Boulevard*  Syracuse, NY      1977/78  532,500   11.7%      100%    1,462,200    6.1%        3           2.75
4580 Steelway Boulevard*  Syracuse, NY         1972  123,000    2.7%      100%      307,500    1.3%        1           2.50
1001 Airpark Drive*.....  Middletown, PA       1991  132,588    2.9%      100%      454,980    1.9%        3           3.43
1011 Airpark Drive*.....  Middletown, PA       1991  152,908    3.4%       80%      394,758    1.6%        2           3.23
2400 Gettysburg Road*...  Camp Hill, PA     1952/93   24,311    0.5%        0%            0      0%        0              0
2404 Gettysburg Road*...  Camp Hill, PA        1993  124,902    2.8%      100%      456,780    1.9%        2           3.66
2410 Gettysburg Road*...  Camp Hill, PA     1952/93   33,600    0.7%      100%      109,200    0.5%        1           3.25
                                                   ---------  -----     -----    ----------   -----     ----         ------
Sub-Total Industrial
Properties..............                           3,444,512   75.9%     97.5%  $12,528,472   52.3%       27         $ 3.64
                                                   ---------  -----     -----    ----------   -----     ----         ------
Non-Core Properties:
--------------------
Urban Farms Shopping
Center.................. Franklin Lakes, NJ 1965/82   91,008    2.0%       90%    1,129,570    4.7%       35          13.79
1255 East University
Drive (Quadrangles
Village Apartments)(5)..  Tempe, AZ            1987  375,660    8.3%       97%     3,761,460   15.7%     493          10.32
                                                   ---------  -----     -----    ----------   -----     ----         ------
Sub-Total Non-Core
Properties..............                             466,668   10.3%     95.6%    $4,891,030   20.4%     528         $10.48
                                                   ---------  -----     -----    ----------   -----     ----         ------
GRAND TOTAL.............                           4,539,499  100.0%     95.2%   $23,938,587  100.0%     588         $ 5.27
                                                   ---------  -----     -----    ----------   -----     ----         ------
                                                   ---------  -----     -----    ----------   -----     ----         ------

------------------------------
 (1) The information provided in this Summary Property Table and throughout this
     Item 2: (a) includes 101 Commerce, One Philips Drive, 4472 and 4580 Steelway Boulevard, 1001 and 1011 Airpark Drive and 2400, 2404 and 2410 Gettysburg Road, all of which were acquired between January 8, 1998 and March 27, 1998, and (b) does not include the Americana Lakewood

     Apartments located at 12598 West Dakota Avenue, Lakewood, Colorado, which was sold by the Company on January 9, 1998.

(2) Annualized Rent, as used throughout this Annual Report, represents the total contractual rent under existing leases for the month ended December 31, 1997 before any rent abatement and excluding any expense reimbursements.

(3) Annualized Rent Per Leased Square Foot, as used throughout this Annual Report, represents Annualized Rent, as described in Footnote (2) above, presented on a per leased square foot basis.

(4)  This property secures the Nomura debt. See "--Summary of Indebtedness."


(5) The Company entered into an agreement to sell this property on February 26, 1998. The consummation of sale is subject to the buyer's due diligence and related approvals from the United States Department of Housing and Urban Development ("HUD") and the lender under the bond indenture.

SIGNIFICANT PROPERTIES

    Other than Quadrangle Village Apartments, which the Company has agreed to sell, as of December 31, 1997, the only property with a book value that accounted for 10% or more of the Company's total assets was 1655 Valley Road, Wayne, New Jersey. The following table sets forth certain information for this property for the years indicated.

                                           ANNUALIZED RENT
             % LEASED     ANNUALIZED RENT  PER SQUARE FOOT
           -------------  ---------------  ---------------
1993.....          100%    $   2,050,676      $   13.20
1994.....          100%    $   3,070,404      $   19.70
1995.....          100%    $   2,879,670      $   18.50
1996.....          100%    $   2,307,474      $   14.80
1997.....          100%    $   2,307,474      $   14.80


    The property is occupied by a single tenant, Reckitt & Colman, Inc. and is used for office space related to food distribution activities. The property is subject to the Nomura debt described in "--Summary of Indebtedness." There are no plans to make any material renovations or improvements to this property. The property has a Federal tax basis of approximately $10.7 million and depreciation is being taken on the property on a straight line basis at the rate of 3.2% per year. The property has an estimated life of 31.5 years. Real estate taxes in 1997 were $494,050, equal to $2.41 per $100 of assessed valuation. See "--Description of Properties--Office Properties" for additional information relating to this property.

    On January 8, 1998, the Company acquired a property located at 101 Commerce Drive in Mechanicsburg, PA which had a purchase price in excess of 10% of the company's total assets at December 31, 1997. The following table sets forth certain information for this property for the years indicated.

                                            ANNUALIZED RENT
             % LEASED     ANNUALIZED RENT   PER SQUARE FOOT
           -------------  ---------------  -----------------
1993.....          100%    $   2,933,822       $    4.91
1994.....          100%    $   2,933,822       $    4.91
1995.....          100%    $   2,933,822       $    4.91
1996.....          100%    $   2,933,822       $    4.91
1997.....          100%    $   2,788,293       $    4.67


    The property is occupied by a single tenant, Hershey Foods Corporation, and is used as a food warehouse/distribution facility. The property is subject to the mortgage described under "--Summary of Indebtedness." There are no plans to make any material renovations or improvements to this property. The property has a Federal tax basis of approximately $26.2 million and depreciation is being taken on the property on a straight line basis at the rate of 3.2% per year. The property has an estimated useful life of 31.5 years. Real estate taxes are paid directly by the tenant under the terms of this lease. See "--Description of Properties--Industrial Properties" for additional information relating to this property.

DESCRIPTION OF PROPERTIES

OFFICE PROPERTIES

    40 POTASH ROAD was constructed in 1992 and is located in the Oakland Industrial Park, Oakland, New Jersey. The park is located within five miles of each of US Route 202, US Route 208 and I-287. The building is a 3-story office building with 60,994 square feet, a 3-bay truck service area, loading docks, 2 elevators, ample parking spaces and is situated on 7 acres. As of December 31, 1997, the building was 100% leased to TCI of Northern New Jersey under a lease expiring November 10, 2012, subject to four 5-year renewal options, and generated an Annualized Rent of $1,216,377 on a net basis. The tenant has the right to purchase the premises during 2002 and 2012 at fair market value.

    1655 VALLEY ROAD was constructed in 1989 as an office building and is located in the Wayne Office and Research Park, Wayne, New Jersey. The park is located within 10 miles of each of US Route 202, US Route 208 and I-287. The building contains 155,700 square feet and 6 elevators and is situated on 11 acres with 438 parking spaces. As of December 31, 1997, the building was 100% leased to Reckitt & Colman Inc. under a lease expiring December 14, 2003, subject to two 5-year renewal options, and generated an Annualized Rent of $2,307,474 on a net basis.

    16-00 Route 208 was constructed in 1983 and renovated by the Company in 1998 and is located in the Fair Lawn Industrial Park, Fair Lawn, New Jersey. The park is located on US Route 208 and is within 5 miles of each of US Route 4 and I-80 and within 10 miles of I-287. The building is a 4-story multi-tenanted office building with 54,805 square feet, 2 elevators, 235 parking spaces and is situated on 3.3 acres. As of December 31, 1997, the building was 64% leased and generated Annualized Rent of $527,258. No tenant leases more than approximately 8,500 square feet.

    128 Bauer Drive was constructed in 1981 and is located in the Oakland Industrial Park, Oakland, New Jersey. The park is located within 5 miles of each of US Route 202, US Route 208 and I-287. The building is a one-story office building containing 41,450 square feet and is situated on 5 acres. It has 80 parking spaces, 4 tailgate loading docks, 2 drive-in ramps and 22' clear ceiling heights in the warehouse. As of December 31, 1997, the building was 84% leased and generated an Annualized Rent of $189,358. Effective July 1, 1997, the major tenants were Total Office which leases 25% of the building, N-D Industries, which leases 34% of the building, and TCI of Northern New Jersey, Inc., which leases approximately 25% of the building.

    22-08 Route 208 was constructed in 1960 as a light industrial building, which has since been converted to a multi-tenanted office building, and is located in the Fair Lawn Industrial Park, Fair Lawn, New Jersey. The park is located on US Route 208 and is within 5 miles of each of US Route 4 and I-80 and within ten miles of I-287. The building is a one-story multi-tenanted office building containing 78,253 square feet (including a partial basement) and is situated on 5.5 acres. It has 330 parking spaces. As of December 31, 1997, the building was 75% leased and generated an Annualized Rent of $673,514. The major tenant is Maxell Corp. of America which leases 28% of the building.

    15-00 Pollitt Drive was constructed in 1970 and was completely renovated in 1992 at which time all mechanical and electrical systems, windows and entries were replaced. It is located in the Fair Lawn Industrial Park, Fair Lawn, New Jersey. The park is located on US Route 208 and is within 5 miles of each of US Route 4 and I-80 and within 10 miles of I-287. The building is a one-story office building containing 18,614 square feet, 106 parking spaces and is situated on 2.7 acres. As of December 31, 1997, the building was leased 100% to New Jersey Bell Telephone Company under a lease expiring February 28, 2001 and generated an Annualized Rent of $162,873 on a net basis.

    19-00 Pollitt Drive was constructed in 1970 as an office building and is located in the Fair Lawn Industrial Park, Fair Lawn, New Jersey. The park is located on US Route 208 and is within 5 miles of each of US Route 4 and I-80 and within 10 miles of I-287. In 1984 the building was completely renovated and in 1995 was extensively upgraded. The building is a one-story office/computer center containing 77,262 square feet with approximately 400 parking spaces and is situated on 5.1 acres. As of December 31, 1997, the building was 100% leased to Paid Prescriptions, Inc., and guaranteed by Merck & Co., Inc., under a lease expiring January 31, 2006, subject to two 5-year renewal options, and generated an Annualized Rent of $687,632 on a net basis.

    95 Bauer Drive was constructed in 1974 as a two-story office building and is located in the Oakland Industrial Park, Oakland, New Jersey. The park is located within 5 miles of each of US Route 202, US Route 208 and I-287. In 1991, the building was retro-fitted to accommodate its current use as a day care center. It contains 6,792 square feet, 29 parking spaces, a partial basement and is situated on 2 acres. As of December 31, 1997, the building was 100% leased to Greentree Learning Centers Inc. under a lease expiring September 30, 2004, subject to one 5-year renewal option, and is guaranteed by Children's Discovery Centers of America, Inc. and generated an Annualized Rent of $88,296 on a net basis.

    99 Bauer Drive was constructed in 1971 as an office building and is located in the Oakland Industrial Park, Oakland, New Jersey. The park is located within 5 miles of each of US Route 202, US Route 208 and I-287. It contains 20,449 square feet with 75 parking spaces and is situated on 3 acres. As of December 31, 1997, the building was 100% leased to Addison-Wesley Educational Publishers, Inc., successor to Scott, Forsman and Company, under a lease expiring September 11, 2001 and generated an Annualized Rent of $141,303 on a net basis. Effective April 17, 1997, the lease was assigned to Stratton Travel, Inc. for the balance of the lease term. Stratton Travel, Inc. executed a primary lease to commence upon expiration of the current lease and to continue until September 11, 2006, subject to one 5-year renewal option.

    88 Mary Street was constructed in 1976 and is located in Paterson, New Jersey. It is within 1/4 mile of I-80 and is adjacent to St. Joseph's Hospital and Medical Center, which uses the building for medical offices and residential units for the staff. The building is an eleven-story office/ residential building containing 114,000 square feet, 3 elevators and is situated on 1 acre. The land on which the building is situated is owned by St. Joseph's Hospital and Medical Center and is leased to the Company for $1 per year, and the Company in turn subleases the building to St. Joseph's Hospital and Medical Center under a sublease expiring July 1, 2004. As of December 31, 1997, the building was 100% subleased to St. Joseph's Hospital and Medical Center and generated an Annualized Rent of $525,000 on a net basis. The sub-tenant has the right to purchase the building at the expiration of the sublease for $10.00.

INDUSTRIAL PROPERTIES

    5 Thornton Road was constructed in 1973 as an industrial building, was expanded in 1976, 1978 and 1981 and is located in the Oakland Industrial Park, Oakland, New Jersey. The park is located within 5 miles of each of US Route 202, US Route 208 and I-287. It contains 151,874 square feet with 230 parking spaces and is situated on 8.7 acres. As of December 31, 1997, the building was 100% leased to Aramis, Inc., successor to Len-Ron Mfg. Co., and guaranteed by Estee Lauder, Inc., under a lease expiring April 30, 2003, subject to two 5-year renewal options, and generated an Annualized Rent of $905,169 on a net basis. The tenant has a right of first refusal in the event of a sale of the property to a third party unrelated to the owner.

    2 Volvo Drive was constructed in 1966 and is located in the Rockleigh Office/Research Park, Rockleigh, New Jersey. The park is located within 10 miles of each of US Route 9W, I-87 and I-287. In 1993 the office area was completely renovated. The building is a one-story industrial building with mezzanine containing 67,460 square feet with 173 parking spaces and is situated on 5 acres. As of December 31, 1997, the building was 100% leased to National Medical Care Medical Products Division, Inc. under the terms of a lease expiring December 12, 2002, subject to two 5-year renewal options, and generated an Annualized Rent of $502,577 on a net basis. The tenant vacated these premises in 1997 but is continuing to pay the rent under the terms of the lease.

    17-01 Pollitt Drive was constructed in 1968 and is located in the Fair Lawn Industrial Park, Fair Lawn, New Jersey. The park is located on US Route 208 and is within 5 miles of each of US Route 4 and I-80 and within 10 miles of I-287. The building is a one-story multi-tenanted industrial building containing 105,367 square feet, 255 parking spaces, 4 tailgate loading docks, 16'8" ceiling heights in the warehouse and is situated on 7.1 acres. As of December 31, 1997, the building was 71% leased and generated an Annualized Rent of $547,000 on a net basis. The tenants are MDA Services, Inc., which leases 40% of the building and Symtron Systems, Inc., which leases 31% of the building.

    19-05 Nevins Road was constructed in 1955 and is located in the Fair Lawn Industrial Park, Fair Lawn, New Jersey. The park is located on US Route 208 and is within 5 miles of each of US Route 4 and I-80, within 10 miles of I-287 and has a railroad siding. The building is a one-story industrial building containing 151,700 square feet with 100 parking spaces and is situated on 8.4 acres. As of December 31, 1997, the building was 100% leased to RoadCon Systems, Inc. under the terms of a lease expiring September 30, 2004, and generated an Annualized Rent of $620,930 on a net basis.

    1 Philips Drive was constructed between 1991 and 1993 and is located in Mountaintop, Pennsylvania, near Wilkes-Barre, Pennsylvania. The property is within 1 to 10 miles of 4 major highways; Interstates 80, 81 and 476 and US Route 309. The building is a 400,000 square foot, one-story warehouse/ distribution structure with 25 to 33 foot clear ceiling heights, 34 tailgate dock doors and is situated on 28.7 acres. As of December 31, 1997, the building was 100% leased to Philips Electronics North American Corporation and generated Annualized Rent of $1,188,000 on a net basis. The lease expires December 31, 2007, subject to two 5-year renewal options, and the tenant has an option to terminate the lease effective January 1, 2003 with a termination penalty of $1,500,000. The Company acquired this property on January 9, 1998.

    100 Oak Hill Road was constructed in 1996 and is also located in Mountaintop, Pennsylvania, near Wilkes-Barre, Pennsylvania. The property is within 1 to 10 miles of 4 major highways; Route 309 and Interstates 80, 81 and 476. The building is a 105,000 square foot, one-story warehouse/ distribution structure with 30 foot clear ceiling heights, 8 tailgate dock doors and is situated on 9.8 acres. As of December 31, 1997, the building was 100% leased to Dana Perfumes Corporation and generated Annualized Rent of $366,590 on a net basis. The lease expires October 31, 2001 (subject to two 5-year renewal options). The tenant has an option to terminate the lease effective November 1, 1998 and each year thereafter with decreasing termination penalties of 12, 6, 6 and 3 months rent. Additionally, the tenant has an ongoing option to purchase the property.

    1057 Arnold Road was constructed in 1995 and is located in Reading, Pennsylvania. The building is adjacent to the

Reading Regional Airport and within 1 mile of US Routes 222 and 61. The property is a ground leasehold interest together with the improvements built thereon. The ground lease expires in 2029 with one 14-year renewal option. At December 31, 1997, the Annualized Rent under the ground lease was $56,971. The building is a 219,120 square foot one-story warehouse/distribution structure with 30 foot clear ceiling heights, 47 tailgate dock doors and is situated on 29 acres. As of December 31, 1997, the building was 100% leased. The primary tenant, Premium Beverage Packers, Inc., leases 91% of the building. The building generates aggregate Annualized Rent of $654,766 on a net basis. The Company acquired this property on December 24, 1997.

    1091 Arnold Road was constructed in 1996 and is located in Reading, Pennsylvania. The building is adjacent to the Reading Regional Airport and within 1 mile of US Routes 222 and 61. The property is a ground leasehold interest together with the improvements built thereon. The ground lease expires in 2031 with one 14-year renewal option. The Annualized Rent under the ground lease is $34,594, the payment of which has been waived until October 31, 1999. The building, consisting of 133,055 square feet, is a one-story warehouse/distribution structure with 24 foot clear ceiling heights, 16 tailgate dock doors and is situated on 28 acres. As of December 31, 1997, the building was 100% leased to The Glidden Company and generated on Annualized Rent of $465,692 on a triple net basis. The tenant has the right to require the lessor to expand the building by up to 100,000 square feet with the additional rent to be negotiated in good faith or as determined by arbitration. The Company acquired this property on December 19, 1997.

    1305 Goshen Parkway was constructed in 1991 and is located in West Chester, Pennsylvania. The building is located within 1 mile of US Route 202 and less than 10 miles from the Pennsylvania Turnpike (I-76). The building is a 90,000 square foot, one-story warehouse/distribution structure with 18 foot clear ceiling heights and is situated on 10.2 acres. As of December 31, 1997, the building was 100% leased to Yves Rocher, Inc. and generated on Annualized Rent of $503,280 on a net basis. The lease expires December 31, 2000, subject to one 3-year renewal option, and the tenant has an option to terminate the lease effective December 31, 1998 with a termination penalty of 1 year's rent and additional rent. This property was purchased on December 17, 1997.

    One Tabas Lane was constructed in 1970 and is located in Exton, Pennsylvania. The building is located within 1 mile of US Route 202 and within 10 miles of the Pennsylvania Turnpike (I-76). The building is a 150,027 square foot, one-story warehouse/distribution structure with 24 foot clear ceiling heights. As of December 31, 1997, the building was 100% leased to Alstrip, Inc., a subsidiary of Allegheny Ludum, and generated Annualized Rent of $450,084 on a net basis. The lease expires in 2011 and Alstrip has an option to terminate the lease effective August 31, 2001 and 2006 with termination penalties of $200,000 and $100,000 respectively. The tenant has a right of first refusal to purchase the premises. This property was purchased on December 17, 1997.

    Two Tabas Lane was constructed in 1970 and is located in Exton, Pennsylvania. The building is located within 1 mile of US Route 202 and within 10 miles of the Pennsylvania Turnpike (I-76). The building is a 150,000 square foot building with 24 foot ceiling heights substantially renovated in 1991 with a 90,000 square foot air-conditioned production area, 22,000 square feet of 2 story office space and the balance is warehouse. As of December 31, 1997, the building was 100% leased to International Envelope Co. and generated Annualized Rent of $762,520 on a net basis. The lease expires in 2007 and International Envelope has an option to terminate its lease effective March 31, 2002 with a termination penalty of $1,295,592. This property was purchased on December 17, 1997.

    101 Commerce Drive was constructed in 1991 and is located in Mechanicsburg, Pennsylvania. The building is located within 20 miles of Harrisburg, Pennsylvania. The building is a 597,100 square foot, one-story refrigerated warehouse/distribution center with 28 foot clear ceiling heights, 82 tailgate dock doors and is situated on 48 acres. As of December 31, 1997, the building was 100% leased to Hershey Foods Corporation and generated Annualized Rent of $2,376,446 on a net basis. The lease expires December 31, 2012, subject to four 5-year renewal options. The Company acquired this property on January 8, 1998. The purchase price of the property, including closing costs, was $26.2 million.

    4472 Steelway Boulevard consists of 3 buildings constructed in 1977 through 1978 located in suburban Syracuse, New York. The buildings are located in close proximity to major highways such as I-90, I-81 and the New York State Thruway. The buildings are one-story warehouse/distribution facilities, totaling 532,500 square feet, of which 50,000 square feet is cooler space. The buildings have clear ceiling heights ranging from 24 to 30 feet, and includes 5 rail doors and 42 truck doors with levels and closures. As of December 31, 1997, the buildings were 100% leased by GATX Logistics, Inc. and generated Annualized Rent of $1,462,200 on a net basis. The leases expire May 31, 2001. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $13.0 million including closing costs. Included in the purchase price is 4580 Steelway Boulevard (described below).

    4580 Steelway Boulevard consists of 2 buildings constructed in 1972 and is located in suburban Syracuse, New York. The facility is located in close proximity to major highways such as I-90, I-81 and the New York State Thruway. The buildings are one-story warehouse/ distribution facilities, totalling 123,000 square feet. The buildings have 24 foot clear ceiling heights and include 10 rail doors and 24 truck doors with levels and closures. As of December 31, 1997, the facility is 100% leased by GATX Logistics, Inc. and generated Annualized Rent of $307,500 on a net basis. The lease expires May 31, 2001. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $13.0 million including closing costs. Included in the purchase price is 4472 Steelway Boulevard (described above).

    1011 Airpark Drive was constructed in 1991 and is located in Middletown, Pennsylvania. The building is located within 20 miles of Harrisburg, Pennsylvania. The building is a 152,908 square foot, one-story industrial facility with 30 foot clear ceiling heights and 28 tailgate dock doors. As of March 27, 1998, the building was 80% leased and generated Annualized Rent of $394,758. As of March 27, 1998, the major tenants were Bayard Sales Corporation which leases 60% of the building, and DAS Distributors which leases approximately 20% of the building. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $14.4 million including closing costs. Included in the purchase price are 1001 Airpark Drive and 2400, 2404 and 2410 Gettysburg Road.

    1001 Airpark Drive was constructed in 1991 and is located in Middletown, Pennsylvania. The building is located within 20 miles of Harrisburg, Pennsylvania. The building is a 132,588 square foot one-story industrial facility with 30 foot clear ceiling heights and 24 tailgate dock doors. As of March 27, 1998, the building was 100% leased and generated Annualized Rent of $454,980. As of March 27, 1998, the major tenants were T.P.D.C., Inc. which leases 31% of the building, Reese Products which leases 23% of the building and FDA Packaging which leases 45% of the building. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $14.4 million including closing costs. Included in the purchase price are 1011 Airpark Drive and 2400, 2404 and 2410 Gettysburg Road.

    2404 Gettysburg Road was constructed in 1993 and is located in Camp Hill, Pennsylvania. The building is located within 10 miles of Harrisburg, Pennsylvania. The building is a 124,902 square foot, one-story warehouse/distribution facility with 30 foot clear ceiling heights and 20 tailgate dock doors. As of March 27, 1998, the building was 100% leased and generated Annualized Rent of $456,780 on a net basis. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $14.4 million including closing costs. Included in the purchase price are 1001 and 1011 Airpark Drive and 2400 and 2410 Gettysburg Road.

    2410 Gettysburg Road was constructed in 1952 with an expansion in 1993 and is located in Camp Hill, Pennsylvania. The building is located within 10 miles of Harrisburg, Pennsylvania. The building is a 33,600 square foot, one-story warehouse/distribution facility with 16 foot clear ceiling heights and 5 tailgate dock doors. As of March 27, 1998, the building was 100% leased and generated Annualized Rent of $109,200 on a net basis. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $14.4 million including closing costs. Included in the purchase price are 1001 and 1011 Airpark Drive and 2400 and 2404 Gettysburg Road.

    2400 Gettysburg Road was constructed in 1952 with an expansion in 1993 and is located in Camp Hill, Pennsylvania. The building is located within 10 miles of Harrisburg, Pennsylvania. The building is a 24,311 square foot, one-story warehouse/distribution facility with 17 foot clear ceiling heights and 6 tailgate dock doors. As of March 27, 1998, the building was 100% vacant and generated no Annualized Rent. The Company acquired this property on March 27, 1998. The purchase price of the property was approximately $14.4 million including closing costs. Included in the purchase price are 1001 and 1011 Airpark Drive and 2404 and 2410 Gettysburg Road.

NON-CORE PROPERTIES

    Urban Farms Shopping Center consists of 3 buildings constructed in stages between 1965 and 1982 and is located in Franklin Lakes, New Jersey. It is located within 5 miles of US Route 202, US Route 208 and I-287. The property contains 3 buildings totaling approximately 91,008 square feet, including an office building, a retail shopping center/office building and a gas station. As of December 31, 1997, the property was 90% leased and generated an Annualized Rent of approximately $1.2 million. At such time, the major tenants were Market Basket which leases 12% of the property, Hudson United Bank which leases 10% of the property and Clarks Hallmark which leases 7% of the property.

    1255 East University Drive was constructed in 1987 and is located in Tempe, Arizona. Known as the Quadrangles Village Apartments, the property is a 510 unit multifamily residential apartment complex and includes 18 studio apartments, 246 one bedroom apartments and 246 two bedroom two bathroom apartments. The apartments range in size from 493 to 848 square feet with a total of 375,660 square feet or an average of approximately 736 square feet per unit. The complex is located on approximately 17.9 acres and contains 498 covered parking spaces and 478 open parking spaces. Amenities include 3 swimming pools, of which one is heated, 2 Jacuzzi/spas, a clubhouse, a workout/exercise room and barbecue grills. As of December 31, 1997 asking rental rates per unit ranged from $555 to $745 with an average asking rental rate of approximately $663 per unit ($.86 per square foot). The average occupancy rate for Quadrangles Village apartments was 97% as of December 31, 1997. Average occupancy was 94%, 95% and 92% for 1996, 1995 and 1994, respectively. Average rental rate per square foot was $.79, $.75 and $.69 for 1996, 1995 and 1994, respectively. This property was acquired on December 2, 1994. At December 31, 1997, the property had a Federal tax basis of approximately $20.8 million and depreciation is being taken at the rate of 3.7% per year. Annual property taxes were approximately $169,000 ($1.22 per $100 of assessed valuation) at December 31, 1997. On February 26, 1998, the Company signed an Agreement to sell Quadrangles Village Apartments for a gross selling price of approximately $27,000,000. The consummation of this sale is subject to the buyer's due diligence and related approvals from HUD and the lender under the bond indenture.

PRINCIPAL TENANTS

    The following table sets forth information regarding the leases with respect to the current 10 largest tenants at the properties, based on the Annualized Rent received from such tenants as of December 31, 1997 including the Properties acquired after December 31, 1997 as if such Properties were owned by the Company on December 31, 1997:

                                                                                 PERCENTAGE OF                PERCENTAGE OF
                                                                        TOTAL      AGGREGATE                    AGGREGATE
                                                         REMAINING     LEASED      PORTFOLIO                    PORTFOLIO
                                                         LEASE TERM    SQUARE       LEASED       ANNUALIZED    ANNUALIZED
TENANT(1)                             PROPERTY           IN MONTHS      FEET      SQUARE FEET       RENT          RENT
-------------------------     -------------------------  ----------   ---------  -------------   -----------  -------------

Hershey Foods Corporation     101 Commerce Drive (3)(4)     180         597,100      13.2%       $ 2,376,446       9.9%
Reckitt & Colman, Inc.        1655 Valley Road               70         155,700       3.4          2,307,474       9.6
GATX Logistics, Inc.          4472/4580 Steelway Blvd. (3)   41         655,500      14.4          1,769,700       7.4
TCI of Northern NJ            40 Potash Road                177          60,994       1.3          1,216,377       5.1
Philips Lighting Co., a       1 Philips Drive (3)           118         400,000       8.8          1,188,000       4.9
  Division of Philips
  Electronics North
  American Corp.
Len Ron Mfg. Co./Aramis       5 Thornton Road                62         151,874       3.3            905,169       3.8
International Envelope        Two Tabas Lane                111         150,000       3.3            762,520       3.2
  Co.
Merck-Medco                   19-00 Pollitt Drive            95          77,262       1.7            687,632       2.9
Road Con Systems, Inc.        19-05 Nevins Lane              93         151,700       3.3            620,930       2.6
Premium Beverage Packers,     1057 Arnold Road               26         199,520       4.4            574,618       2.4
  Inc.
                                                            ---       ---------      ----        -----------      ----
Total/Weighted Average(2)                                    98       2,599,650      57.3%       $12,408,866      51.6%
                                                            ---       ---------      ----        -----------      ----
                                                            ---       ---------      ----        -----------      ----

------------------------------
(1) This list is not intended to be representative of the Company's tenants as a whole.

(2) Weighted average calculation based on total rentable square footage leased by each tenant.

(3) These properties were acquired subsequent to December 31, 1997.

(4) This tenant did not take possession until January 1998.


LEASE EXPIRATIONS

    The following table sets forth the annual lease expirations and certain other information for leases existing at the Properties and Non-Core Properties (other than Quadrangles Village Apartments), including information with respect to those Properties acquired after December 31, 1997 as if such Properties were owned by the Company on December 31, 1997 (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                             Square                      Annualized    Annualized Rent
                                          Footage of    Percentage of    Rent of          Per Leased
  Year of Lease            Number of       Expiring     Total Leased     Expiring      Square Foot of
   Expiration           Expiring Leases     Leases      Square Feet      Leases            Leases
--------------------   -----------------  -----------  ---------------  ----------     ---------------
1998................          13           185,867        4.5%         $  588,628        $  3.17
1999................           9            72,339        1.7             387,952           5.36
2000................          16           407,873        9.8           1,894,312           4.64
2001................          19         1,134,310       27.2           3,806,754           3.36
2002................          16           274,855        6.6           1,572,448           5.72
2003................           5           314,053        7.5           3,298,630          10.50
2004................           3           272,492        6.5           1,234,226           4.53
2005................           1             7,000        0.2              29,748           4.25
2006................           4           102,806        2.5             919,600           8.94
2007................           3           551,850       13.3           1,974,520           3.58
Thereafter..........           6           840,394       20.2           4,470,309           5.32
                              --        -----------     -----          ----------      ---------
TOTAL...............          95         4,163,839      100.0%        $20,177,127      $    4.85
                              --        -----------     -----         ----------       ---------
                              --        -----------     -----         ----------       ---------
SUMMARY OF INDEBTEDNESS


                                                                       Amortization
                              December 31, 1997 Interest   Maturity      Period           Annual
Debt Component                     Balance        Rate       Date      (in years)         Payment         Collateral
------------------------------  --------------   --------   --------   ------------   --------------     --------------
                                   (in thousands)                                     (in thousands)
Nomura Asset Capital Corp.....     $ 44,910         7.71%   10/2022         25           $ 4,065         (1)
First Union...................        1,155           (2)    9/2000        N/A                90         100 Oak Hill Road
Equitable of Iowa.............        2,872         8.25     9/2000         20               309         One Tabas Lane
Equitable of Iowa.............        4,374         8.50     9/2005         20               479         Two Tabas Lane
Equitable of Iowa.............        3,351         8.50     9/2005         20               367         1305 Goshen Parkway
HUD...........................       16,251         6.35     5/2026         33             1,236         Quadrangles Village
GECC..........................       10,088(3)        (3)    4/2000         (3)              975         Americana Lakewood
Column Financial..............        3,500           (4)    4/1998        N/A               810         1057 Arnold Road
                                     ------                                               ------
Total December 31, 1997.......     $ 86,501                                               $8,331
                                     ------                                               ------
Column Financial..............                               1/2008         30           $   600         1 Philips Drive(5)
Column Financial..............                               1/2008         30             1,356         101 Commerce Drive(5)
Column Financial..............                               7/1998        N/A               162         4472 Steelway Blvd (5)
                                                                                                         4580 Steelway Blvd(5)
Column Financial..............                               7/1998        N/A               180         1001 Airpark Drive(5)
                                                                                          ------
                                                                                                         1011 Airpark Drive(5)
                                                                                                         2400 Gettysburg Road(5)
                                                                                                         2404 Gettysburg Road(5)
                                                                                                         2410 Gettysburg Road (5)

Total ........................                                                           $10,629
                                                                                         -------
                                                                                         -------



                                 March 27, 1998
Debt Component                     Balance
-----------------------------    --------------
                                 (In thousands)
Nomura Asset Capital Corp.....        44,759
First Union...................         1,155
Equitable of Iowa.............         2,860
Equitable of Iowa.............         4,356
Equitable of Iowa.............         3,338
HUD...........................        16,199
GECC..........................           --
Column Financial..............         3,500

Column Financial..............         7,488
Column Financial..............        16,972
Column Financial..............         8,430

Column Financial..............         9,350
                                   ------------
Total March 27, 1998                $118,407
                                   ------------
                                   ------------



------------------------------
(1) Secured by a first lien on 10 properties (see "--Summary Property Table")
      subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(2) Debt service is payable monthly at LIBOR Plus 175 basis points, interest only. Rate as of December 31, 1997 was 7.50%. The Company has 2 one-year renewal options which allows the extension of the maturity of this debt through 9/2000.

(3) Debt service is payable monthly at the GECC commercial paper rate plus 245 basis points. Rate at December 31, 1997 was 8.24%. Quarterly principal payments are required based on a stipulated percentage of Excess Cash
      Flow, as defined, from Americana Lakewood Apartments. This debt was re-paid from the proceeds of the sale of Americana Lakewood on January 9, 1998.

(4) Debt service is payable monthly at LIBOR plus 200 basis points, interest only. Rate as of December 31, 1997 was 7.71%. Annual payment is based on interest payments only at 7.71% until April 2, 1998.

(5) These properties were acquired between January 8, 1998 and March 27, 1998.

(6) Debt service is payable monthly at LIBOR plus 200 basis points, interest only. Rate as of March 27, 1998 was 7.70%. Annual payment is based on interest payments only at 7.70% until July 1, 1998.


DEPRECIATION

    See "Schedule III -- Real Estate and Accumulated Depreciation" herein.

GENERAL

    In the opinion of management, the Properties are adequately covered by insurance. The Company has no plans to make any material renovations or improvements to any of the Properties.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

    The following is a discussion of the Company's current investment and financing policies. The Company's policies with respect to these activities have been determined by the Directors of the Company and may be amended or revised from time to time at the discretion of the Directors without a vote of the stockholders of the Company.

INVESTMENT POLICIES

    The Company's primary business objectives are to maximize total return to stockholders through growth in the Company's cash flow per share and to increase the size and value of its portfolio. The Company intends to pursue these objectives through aggressive asset and property management, acquiring and selectively developing new properties and opportunistically reinvesting capital currently invested in the Non-Core Properties with a view towards maximizing cash flow. Though the Company is currently focusing its activities in the mid-Atlantic and Northeastern United States, no specific geographic limitations have been established.

    The Company intends to accomplish its business objectives (1) through contractual increases in rental rates from existing leases, (ii) by maintaining and increasing occupancy levels in its properties, (iii) by increasing rental rates through aggressive management and re-leasing of space, (iv) by acquiring primarily new properties and portfolios in strategic situations and locations, (v) by targeting properties which have potential for additional growth through adoptive re-use and/or expansion) and (vi) by generating build-to-suit development opportunties, particuarly by maintaining strong landlord/tenant relationships and establishing local market prominence. The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property. The key criterion for new investments will be that they offer total returns likely to enhance stockholder value and the opportunity for growth in cash flows from operating activities and asset value.

    The Company may purchase or develop properties for long-term investment, expand, renovate and improve its properties or sell any of its existing or acquired properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership through joint ventures or other types of shared ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

    Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property. The Company may decide, under favorable economic circumstances, to develop properties.

    While the Company intends to emphasize equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests. Mortgage investments may include participating or convertible mortgages. The Company's investment in mortgages may include investments as a strategy for ultimately acquiring a property, and might also include the purchase of non-performing loans at a discounted price. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, the Company may also invest in securities of entities engaged in real estate activities or securities of other issuers. In the future, the Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments are consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an "investment company" under the Investment Company Act of 1940, and the Company intends to divest securities before any such registration would be required.

FINANCING POLICIES

    The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-Total Market Capitalization ratio. As of December 31, 1997 and March 27, 1998 the Company had a debt-to-Total Market Capitalization ratio of approximately 37.8% and 46.4%, respectively (based on the closing price of $19.25 and $17.88 per share of Common Stock on December 31, 1997 and March 27, 1998 , respectively). "Total Market Capitalization" means the sum of the aggregate market value of the Company's outstanding Common Stock, the carrying amount of the minority interest and the total debt of the Company on the date thereof. The debt-to-Total Market Capitalization ratio, which is based upon the market value of the Company's equity and, accordingly, fluctuates with changes in the price of the Common Stock, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions, the Company's debt-to-Total Market Capitalization may change. The Company believes that debt-to-Total Market Capitalization provides a more appropriate indication of leverage for a company whose assets are primarily operating real estate.

    The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offers of senior securities), debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code") concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed to use all commercially reasonable efforts to maintain a level of indebtedness at least equal to the level of indebtedness immediately following the closing of the Reorganization and to cause its lenders to permit McBride to guarantee such level of indebtedness.

    In the event the Board of Directors determines to raise additional equity capital, the Board of Directors has the authority, without stockholder approval, to issue additional shares of Common Stock up to the maximum number authorized, or other capital stock, on such terms and for such consideration it deems appropriate, including in exchange for property. Existing stockholders will have no preemptive right to purchase capital stock issued in any such offerings, and any such offerings might cause a dilution of a stockholder's investment in the Company.

    To the extent that the Board of Directors determines to obtain additional debt financing, the Company intends to do so generally through loans secured by mortgages on its properties and lines of credit. These mortgage loans may be recourse, non-recourse or cross-collateralized and may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on any particular property or the amount of the loans secured by such mortgages, but mortgage financing instruments usually limit additional indebtedness on such properties. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be with recourse to all or any part of the property of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions of new properties or expansions of existing or new properties.

    The Company intends to seek to acquire additional real estate assets using shares of Common Stock to pay all or a portion of the purchase price. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances may not be dilutive to the Company's existing stockholders. In addition, shares of Common Stock may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended (the "Securities Act"). Sales of those shares may adversely affect the market price of the Company's outstanding shares of Common Stock.

    The Company may also acquire additional real estate assets in exchange for OP Units. This creates the opportunity for tax deferred transactions for the seller.

EXECUTIVE OFFICES

    The Company's executive offices are located at 620 West Germantown Pike, Suite 200, Plymouth Meeting, Pennsylvania 19462. These facilities, which include approximately 5,900 square feet of office space, are sub-leased from Platinum Technology, Inc., pursuant to a sub-lease expiring March 31, 2000 at an annual rental of approximately $112,000 plus the Company's proportionate share of costs of services and property taxes.

ITEM 3. LEGAL PROCEEDINGS.
        ------------------

    Neither the Company nor the Properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

    During the 4th quarter of the year ended December 31, 1997, a Special Meeting of Stockholders of the Company was held on Thursday, December 11, 1997 in which the following matters were submitted to a vote of the stockholders of the Company in connection with the Reorganization.

        1. A proposal to approve the consummation of an agreement with McBride providing for the contribution to the Company or the Operating Partnership of (i) interests in certain entities owning real properties, cash and agreements to acquire office and industrial properties, and (ii) $2 million, in exchange for Common Stock and OP Units;

        2. A proposal to approve the consummation of the merger (the "Merger") of Fair Lawn Industrial Park, Inc., a New York corporation ("FLIP"), which was owned by certain persons associated with McBride, with and into the Company pursuant to which the Company issued to the stockholders of FLIP shares of Common Stock of the Company and, as a consequence of the Merger, resulted in the adoption of Amended and Restated Articles of Incorporation of the Company and the reconstitution of the Company's Board of Directors; and

        3. A proposal to approve the consummation of an agreement providing for the purchase by Hudson Bay and certain other investors of a total of 1,963,635 shares of Common Stock of the Company.

    The Stockholders of the Company approved all 3 matters by the following votes in person or by proxy:

                        VOTES CAST
           -------------------------------------

MATTER        FOR      AGAINST      WITHHELD    ABSTENTIONS   BROKER NON-VOTES
---------  ---------  ---------     ---------  -------------  -----------------
    1      619,767     12,750           0           2,460            5,054
    2      620,667     12,750           0           2,460            4,154
    3      619,467     11,750           0           2,460            6,354


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        --------------------------------------------------------

    On January 26, 1994, the Company's Board of Directors declared an initial cash dividend of $0.11 per share to each stockholder of record on February 7, 1994. As set forth below, the Company has paid a cash dividend for each calendar quarter subsequent to its initial cash dividend.

    The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol REA. The high and low last sale prices as reported by the AMEX for each calendar quarter from January 1, 1996 to December 31, 1997 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:

                              SALES PRICE
                          --------------------
  YEAR/QUARTER        HIGH        LOW       DIVIDENDS
-------------------  --------   --------  -------------

1996:
  1st Quarter....... $8 5/8      $7 7/8     $0.21125
  2nd Quarter....... $9 1/4      $8 1/4      $0.2125
  3rd Quarter....... $8 11/16    $7 11/16   $0.21375
  4th Quarter....... $8 3/4      $7 3/4      $0.2150
1997:
  1st Quarter....... $10 1/4     $8 1/2     $0.21625
  2nd Quarter....... $9 15/16    $8 5/8      $0.2175
  3rd Quarter....... $16 3/4     $9 5/8     $0.21875
  4th Quarter....... $19 1/4     $13 7/8     $0.2200


    As of December 31, 1997, the Company had 93 stockholders of record and believes that it had in excess of 1,200 beneficial holders.

    The following table lists the number of shares of Common Stock of the Company and each recipient of such shares who received shares pursuant to the Reorganization. The Company issued these shares to such recipients without registration under the Securities Act pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. In determining that the issuance of Common Stock of the Company to each of such recipients complied with Section 4(2) of the Securities Act, the Company relied on each such recipient's declaration that it is an accredited investor as that term is defined in the Securities Act.


NAME                                                NUMBER OF SHARES
                                                    ----------------

Hudson Bay Partners II, L.P.......................     1,454,545
CRA Real Estate Securities, L.P...................       454,545
Robert Branson....................................        27,273
The Branson Family L.L.C..........................        27,272
Urban Holdings, L.L.C.............................           882
Margaret Mary McBride Revocable
         Trust UID 3/10/88,
         Timothy B. McBride, Trustee..............           202
Mary Kay McBride..................................           101
John Nevins McBride, Article Third Testamentary
  Trust "B", UWD 3/26/93, David F. and W. Peter
  McBride, Trustees...............................           101
Joseph A. McBride.................................           203



Urban Holdings, L.L.C.............................        14,580
Francis V. McBride, Jr. Revocable Trust UID
  4/22/96, Antoinette R. McBride, Trustee.........       163,528
Joan H. McBride...................................       163,528
M. Virginia DeKorte...............................       163,528
Timothy B. McBride................................       163,528
Timothy B. and Marcia G. McBride..................        11,364
Kathryn Kruckel...................................       130,823
Miora Murphy......................................       130,822
J. Nevins McBride, Jr.............................       130,822
W. Peter McBride..................................       130,822
David F. McBride..................................       130,822
Terence A. McBride................................       163,528
Sheila James......................................       163,528
Michael X. McBride................................       174,892
Mark J. McBride...................................       163,528
Evan Zucker.......................................        30,253
Evan Zucker Rabbi Trust...........................        45,434
James Mulvihill...................................        30,253
James Mulvihill Rabbi Trust.......................        38,616
Rick A. Burger....................................        26,710
                                                    ----------------
        Total.....................................     4,136,033


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATION.

OVERVIEW

    The following discussion should be read in conjunction with the 1997 and 1996 financial statements appearing elsewhere herein.

    At a special meeting of the Company's stockholders on December 11, 1997, the Company's stockholders approved a series of transactions, as part of the Reorganization, that effectively transferred the Company from a multi-family residential REIT into an office and industrial REIT. The
Reorganization, which was consummated on December 12, 1997, involved the following transactions (i) the acquisition by the Company of interests in 15 properties totaling 1.2 million square feet located in Northern New Jersey and $8,400,000 in cash from McBride in exchange for approximately 4.1 million shares of common stock, 2,998,867 OP Units, 125,000 OP Unit warrants with an exercise price of $11 per OP Unit and the assumption of $45,000,000 in mortgage debt,
(ii) the contribution by Jeffrey Kelter of a non-voting equity interest in Penn Square, a full service real estate development, management, construction and brokerage company, in exchange for approximately 363,636 OP Units and 250,000 7-year OP Unit warrants with an exercise price of $11 per OP Unit, and (iii) $30,000,000 in cash investments, in exchange for common stock and OP Units, led by Hudson Bay along with CRA, McBride and Robert Branson. The Company has also acquired 15 additional industrial properties aggregating approximately 3.0 million square feet between December 12, 1997 and March 27, 1998.

    Additionally, the Company has implemented its strategy to dispose of all its remaining multi-family properties in order to re-invest the proceeds in office and industrial properties. Two multifamily properties and an equity interest in another property were sold in 1997. At December 31, 1997, 2 multifamily properties remained, 1 of these properties was sold on January 9, 1998. On February 26, 1998, the Company signed an agreement to sell the last multi-family property for a gross selling price of approximately $27,000,000. The consummation of this sale is subject to the completion of the buyer's due diligence and the receipt of certain approvals from HUD and the lender under the bond indenture.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net income of the Company was $1,243,000 in 1997 as compared to $1,104,000 in 1996.

    Rents and fees revenues decreased from $9,943,000 in 1996 to $7,732,000 in 1997 primarily as a result of the sale of International Apartments ("International") on December 20, 1996, the sale of Timberleaf Apartments ("Timberleaf") on February 28, 1997 and the sale of Sedona Apartments ("Sedona") on August 29, 1997. Americana Lakewood Apartments ("Americana") and Quadrangles Village Apartments ("Quadrangles"), the Company's 2 remaining properties as of December 31, 1997, both experienced higher rents and fees revenues in 1997 as a result of higher rental rates. Lower vacancies occurred at Americana in 1997, contributing to higher rents and fees revenues. In addition, rent revenue increased by $675,000 in 1997 as a result of the acquisition of the McBride Portfolio and other industrial properties on December 12, 1997.

    Other income increased to $465,000 in 1997 from $297,000 in 1996 primarily as a result of interest earned on the net cash proceeds generated from sales of various multifamily properties in 1997 and of International in December 1996. This increase was partially offset by reductions in other income from the sale of International, Timberleaf and Sedona.

    Operating expenses increased to $11,090,000 in 1997 from $10,128,000 in 1996. This increase was the result of the following: a $217,000 increase in general and administrative expenses from additional legal fees incurred by the Company primarily in conjunction with the settlement of the lawsuit relating to the Company's 50% general partner interest in Emerald Vista Associates, L.P. ("Emerald Vista"); $3,203,000 of non-recurring expenses in 1997 associated with the buyout of employment contracts with 3 former Company officers and the cancellation of outstanding options held by these officers and warrants held by certain other individuals in conjunction with the transactions which were consummated on December 12, 1997. These increases were offset by various decreases in property operating expenses as a result of the various multifamily property sales in 1997 and the fourth quarter of 1996. Operating expenses increased approximately $200,000 as a result of the acquisitions which occurred on December 12, 1997.

    The $2,893,000 operating loss for 1997 is primarily the result of the $3,203,000 expense associated with the buyout of the employment agreements and options of the former executives of the Company. Excluding this non-recurring expense, operating income would have increased approximately $200,000 over 1996.

    The minority interest allocation was $876,000 in 1997 as compared to $1,364,000 in 1996. Income before the allocation to minority interest for 1997 and 1996 was $2,119,000 and $2,468,000, respectively. The proportionate decrease in the minority interest's share of income in 1997 is primarily a result of the $605,000 carryover preference allocated to the minority interest in 1996, which reduced the cumulative carryover amount due to the limited partners in the Operating Partnership to zero at December 31, 1996.

    The $4,608,000 aggregate gain from property sales in 1997 was the result of the Company's successful execution of it's decision to sell the various multi-family assets. In 1997, the Company realized gains from the sales of Timberleaf ($403,000) on February 28, 1997, the sale of Sedona ($3,453,000) on August 29, 1997 and the September 26, 1997 sale of the Company's 50% general partner interest in Emerald Vista which generated a gain of approximately $752,000. This compares to the $1,786,000 gain realized in December 1996 related to the sale of International apartments for a gross sales price of $3,050,000.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, cash and cash equivalents totaled $17,672,000 and additional amounts aggregating $3,764,000 were available to the Company from escrows for use in future acquisitions. As discussed above, on December 12, 1997, the Company consummated the Reorganization with the Investor Group which resulted in a cash infusion of $30,000,000, of which $8,400,000 was provided by McBride. This equity infusion combined with the $9,600,000 of net cash proceeds, after debt repayment, generated from the sale of several multifamily assets in 1997, allowed the Company to consummate the acquisition of 6 industrial properties in December 1997 which contained an aggregate of 847,000 square feet for an aggregate purchase price of approximately $27,900,000, including $11,773,000 of assumed debt, and to pay transaction costs related to the Reorganization. During January 1998, the Company utilized approximately $12,400,000 of these cash reserves and $24,500,000 of debt financing at 7.03%, a 10-year term and 30-year amortization period, to fund the acquisition of 2 additional industrial facilities which aggregated 997,000 square feet for an aggregate purchase price of $37,400,000. On March 27, 1998, the Company acquired 7 industrial facilities aggregating approximately 1,100,000 square feet for an aggregate purchase price of $27,400,000. These acquisitions were funded with $17,780,000 of variable rate debt (LIBOR plus
2%) and $9,620,000 in cash payments.

    As of December 31, 1997, the Company had approximately $86,501,000 of mortgage notes outstanding consisting of 8 mortgage loans which had a weighted average interest rate of 7.59%. Approximately $4,600,000 of this debt matures in 1998. At December 31, 1997, the Company's total market capitalization was approximately $229 million, and the Company's consolidated debt represented approximately 37.8% of total market capitalization. As of March 27, 1998, after the effect of the 1998 acquisitions discussed herein, the Company's total market capitalization was approximately $255 million, and the Company's consolidated debt represented approximately 46.4% of total market capitalization.

    The Company is in the process of concluding final negotiations with a lender group, including DLJ Capital Funding, Inc. and BankBoston, N.A., to enter into a 3-year $100,000,000 senior secured revolving credit facility. This Credit Facility will be used to fund new acquisitions, capital improvements, new development projects and for general working capital purposes. The Credit Facility will be recourse to the Company and the Operating Partnership and will be secured by cross-collateralized and cross-defaulted first mortgage liens on certain properties, either currently owned by the Operating Partnership or to be acquired as the result of future transactions. The interest will accrue on outstanding loans under the Credit Facility at a variable rate per anum equal to the sum of a Eurodollar rate plus 1.6% per anum. The availability of loans under the Credit Facility will be limited to 65% of the aggregate purchase price or appraised value of the respective properties securing the Credit Facility and will be subject to certain stated debt service coverage ratios. The Credit Facility will be subject to optional prepayments at any time and mandatory prepayments upon the occurrence of certain conditions, and will contain financial covenants which are standard for these types of revolving credit facilities. The Credit Facility is subject to final negotiation of its terms, and therefore no assurance can be given that this arrangement will be ultimately consummated, or if consummated, that it will be based upon the terms described above.

    During 1997 and 1996, the Company paid distributions totaling $.87 and $.85 per common share, respectively, which aggregated $985,000 and $943,000. On February 18, 1998, the Company announced a dividend of $.22 per common share for the fourth quarter of 1997 which was paid on March 16, 1998. In addition, the Company announced its intention to adjust the amount of its quarterly dividend annually. Management currently anticipates that it will review its dividend payout at the end of the second quarter of 1998, at which time, the Company will adjust the dividend amount to better reflect: (i) the increase in earnings and cash flow expected from recent acquisitions and (ii) capital needs associated with future growth opportunities.

    The Company expects to meet its short-term (1 year or less) liquidity needs based on its cash flow from operations. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, recurring capital improvements, debt service and distributions to its stockholders and holders of OP Units.

    The Company expects to meet long-term liquidity requirements including property acquisitions, debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and non-secured indebtedness and the issuance of additional equity securities. Additional cash flow will be generated from the sale of 2 remaining multifamily assets in 1998, 1 of which was sold on January 9, 1998 which resulted in $4,500,000 of additional net cash proceeds available to fund future acquisitions. As discussed above, the last remaining multi-family asset is under agreement of sale which is subject to the completion of the buyer's due diligence and the receipt of certain approvals from HUD and the lender under the bond indenture. Based upon the current agreed selling price for this asset of approximately $27,000,000, additional net cash proceeds of approximately $10,000,000 would be available in 1998 for reinvestment in future acquisitions.

CASH FLOWS

    Cash and cash equivalents were approximately $17,700,000 and $1,342,000 at December 31, 1997 and 1996, respectively. The overall increase in cash and cash equivalents primarily resulted from proceeds generated from the sale of multifamily properties and the cash infusions into the Company as a result of the Reorganization.

    Net cash provided by operating activities was $2,087,000 in 1997 compared to $2,254,000 in 1996. Operating cash flows in 1997 were positively effected by an increase of approximately $140,000 in net income and increases in accrued expenses. These increases in cash flow were offset by reductions in operating cash flow as a result of the multifamily asset sales which occurred in 1997.

    Investing activities in 1997 resulted in a use of cash of $3,134,000 as compared to net cash provided of $2,571,000 in 1996. The increase in the use of cash in investing activities primarily resulted from an increase in capital improvements at 1 of the multifamily properties (Sedona) in order to improve the property prior to its sale and the increase in cash held in escrows of $3,764,000 which resulted from the sale of Sedona in the 3rd quarter of 1997 which were not yet reinvested until the January 1998 acquisition of 101 Commerce Drive.

    Cash provided by financing activities increased by approximately $21,500,000 in 1997 over 1996 primarily as a result of the Investor Group's net investment of $20,780,000 as part of the Reorganization. Additionally, the Company refinanced a $4,200,000 bank installment loan outstanding at December 31, 1996 with a $5,700,000 mortgage note on January 31, 1997. This mortgage note was later repaid from the proceeds of the sale of Sedona on August 29, 1997. A $3,500,000 mortgage note was obtained in order to finance the acquisition of 1057 Arnold Road in December 1997. The Company incurred $694,000 of financing costs related to the various acquisitions which were consummated in December 1997.

FUNDS FROM OPERATIONS

    Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. NAREIT recently clarified the application of its FFO definition and recommended the implementation of the new application of its FFO definition no later than for fiscal periods beginning in 1996. The Company implemented the new application of the NAREIT FFO definition in the 1st quarter of 1996 and all amounts shown conform to the new NAREIT definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

    FFO, Pro Forma FFO and cash flows and Pro Forma cash flows for the 2 years ended December 31, 1997 and 1996 are summarized in the following table ( in thousands, except per share data):

                                                                               1997                     1996
                                                                             PROFORMA       1997      PRO FORMA      1996
                                                                            -----------  ----------  -----------  ----------
                                                                            (UNAUDITED)              (UNAUDITED)
Net income before minority interest.......................................       7,121       $2,119       5,634       $2,468
(Less) Plus:
  Gains on sales of real estate...........................................      --           (4,608)     --           (1,786)
  Equity in (earnings) losses from investments in partnership and
    management company....................................................         340         (404)        268         (570)
(Less) Plus:
  Depreciation related to real estate.....................................       4,763          909       4,740        1,306
  Termination of employment agreements and options and warrants buyout....      --            3,203      --           --
  Cash received in excess of revenue recognized on direct financing
    lease.................................................................         183       --             157       --
FFO contribution (loss) from equity investments...........................        (180)         630        (108)         748
                                                                            -----------  ----------  -----------  ----------
Funds from Operations.....................................................     $12,227       $1,849     $10,691       $2,166
                                                                            -----------  ----------  -----------  ----------
                                                                            -----------  ----------  -----------  ----------
Cash flow from operating activities.......................................      13,541       $2,087      12,390       $2,254
Cash flow from investing activities.......................................     (53,028)      (3,134)    (49,180)       2,571
Cash flow from financing activities.......................................      49,657       17,377      47,211       (4,119)
                                                                                         ----------               ----------
Net increase in cash......................................................       -          $16,330        -            $706
                                                                            -----------  ----------  -----------  ----------
                                                                            -----------  ----------  -----------  ----------
Weighted average number of common shares--basic...........................   5,363,281    1,347,297   5,242,297    1,106,379
Weighted average number of common shares--diluted.........................   9,461,426    2,404,004   9,285,546       --


    Pro forma FFO and Pro forma cash flow information for 1997 and 1996 as shown above, combines the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 1997 and subsequent to December 31, 1997, including adjustments for depreciation, based upon the acquisition price associated with the property acquisitions, and interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the respective year. The above pro forma amounts are also adjusted to reflect the impact of the multi-family property dispositions in 1997 and 1996 as if they were disposed of as of the beginning of the respective year.

    These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been, assuming the above property acquisitions had been consummated at the beginning of 1997 or 1996, nor do they purport to represent the future results of the Company.

    In 1997, the Company added back to FFO the $3,203,000 of costs associated with the termination of employment agreements and options issued to certain officers and the costs associated with the buyout of certain outstanding warrants in order to eliminate their impact on FFO as these items are unusual and were associated with the Reorganization and therefore will not have a continuing impact on the Company.

    The decrease in FFO from 1996 is a direct result of the Company's execution of its disposition plan for the multifamily assets in 1997. The sales of International (December 20, 1996), Timberleaf (February 28, 1997), Sedona (August 29,

1997) and its partnership interest in Emerald (September 26, 1997) all adversely impacted FFO in 1997 as the transactions, which reorganized the Company as an office and industrial REIT, occurred on December 12, 1997. Accordingly, reported FFO for 1997 only includes a slight amount of the accretive effects of the December 1997 transactions. Additionally, it is negatively impacted by the reduced FFO from the multifamily assets which were sold throughout 1997 and the lack of complete reinvestment of these sale proceeds in 1997 which reinvestment occurred or will occur in the first half of 1998.

    Cash flows from operating activities in 1997 did not decrease in proportion to the decrease in FFO in 1997 as a result of the increase in certain accrued expenses in 1997 which resulted in a source of cash flow from operating activities. Cash flows from operating, investing and financing activities are discussed in further detail above in "--Cash Flows."

INFLATION

    The Company's leases for commercial office and industrial properties generally require tenants to pay either their share of operating expenses, including common area maintenance, real estate taxes and insurance or pay 100% of these costs directly (for triple net leases), as a result, the Company's exposure to increases in costs and operating expenses is reduced. The Company does not anticipate that inflation will have a significant impact on its operating results in the near future.

THE YEAR 2000 ISSUE

    The Company utilizes 3rd party software in order to maintain its accounting and property management systems. This software is either already year 2000 compliant or is scheduled to be upgraded in order to be compliant by the end of the 3rd quarter of 1998. Based upon its review of the status of the existing systems, management does not anticipate that the Company will incur significant costs in 1998 in order to bring the existing systems into compliance with year 2000 requirements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included herein is forward-looking, such as information set forth above in Management's Discussion and Analysis of Financial Condition and Results of Operations. Such forward-looking information involves important risks and uncertainties that could cause actual future results to differ significantly form those expressed in any forward-looking statements made by, or on behalf of, the Company or to render the Company unable to accomplish its business objectives. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions, development and divestitures of properties, operational and management changes, possible rapid growth of the Company, geographic concentrations of real estate, possible future tenant breaches of leases, and changes in the competitive environment in which the Company and its investors operate.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this Item 7 is included as a separate section of this annual report on Form 10-KSB. See pages F-1, et seq.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company's principal independent accountant neither resigned nor was dismissed during the 2 most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
       EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth, for each person who was a Director or Executive Officer of the Company as of December 31. 1997, the class of Directors to which such Director belongs or the title of such Executive Officer, the name and age of such Director, and the year in which such person first became a Director or Executive Officer of the Company:

                                                                                                    YEAR FIRST
                                                                                                    ELECTED AS
                                                                                                     DIRECTOR/
                                                                                                     EXECUTIVE
NAME                                                                                TITLE             OFFICER        AGE
--------------------------------------------------------------------------  ----------------------  -----------      ---
Directors Whose Terms Will Expire at the Annual Stockholders Meeting held in 1998:
  Evan Zucker.............................................................         Director               1993           32
  Timothy McBride.........................................................         Director               1997           51
Directors Whose Terms Will Expire at the Annual Stockholders Meeting held in 1999:
  Jeffrey E. Kelter.......................................................         Director               1997           43
  Robert Branson..........................................................         Director               1997           49
Directors Whose Terms Will Expire at the Annual Stockholders Meeting held in 2000:
  James Mulvihill.........................................................         Director               1993           33
  David Lesser............................................................         Director               1997           32
  David F. McBride........................................................         Director               1997           50
Executive Officers:
  David F. McBride........................................................         Chairman               1997           50
  Jeffrey E. Kelter.......................................................        President               1997           43
  Steven J. Butte.........................................................   Vice President/Secretary/    1997           38
                                                                                Assistant Treasurer
  Rick A. Burger..........................................................        Treasurer               1993           39

    Mr. Zucker was President of the Company from August 1993 until December 1997 when he was replaced by Jeffrey E. Kelter pursuant to the terms of the Reorganization. From its inception in 1990, he has been President of Alpine Real Estate Investments, Inc., and subsequently of Black Creek Capital, LLC, both Denver-based real estate investment firms. At Alpine and Black Creek Capital, LLC, Mr. Zucker's responsibilities include acquisitions and financing of all real property purchased by the firms. From 1988 to 1990, he served as General Partner in charge of acquisition and finance for Zucker Properties, a local Denver real estate investment firm. In 1985, Mr. Zucker traded on The New York Futures Exchange for his own account. Mr. Zucker graduated from Stanford University in 1987 with a B.A. in Economics.

    Timothy McBride has been the Director of Tax and Finance of McBride since 1991 and a board member of McBride and affiliated companies since 1979. A graduate of Santa Clara University and Georgetown University Law Center with both a law degree and a Masters of Law in Taxation, Mr. McBride was a partner in the Washington, DC law firm of Heenan Althen & Roles where he remains Of Counsel. In addition, Mr. McBride has served as disinterested trustee of several non-McBride private funds since 1991. Mr. McBride also has served on Georgetown University's Board of Regents since 1996. Mr. McBride is a member of the bars of Washington, DC, Virginia, and New Jersey. He is a former U.S. Air Force officer and served as an Assistant U.S. Attorney in the Department of Justice, Tax Division. Messrs. Timothy and David McBride are first cousins.

    Mr. Kelter has been President of the Company since December 1997 pursuant to the terms of the Reorganization. He has over 17 years of experience in all phases of commercial real estate including development, third-party management and construction. Upon graduating from Trinity College in Hartford, Connecticut in 1976, Mr. Kelter was employed by The Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982, Mr. Kelter was employed by Vector Properties in Tulsa, Oklahoma, where he was in charge of the development and finance of several downtown Tulsa office building renovations. In 1982, Mr. Kelter founded Penn Square Properties, Inc. in Philadelphia and has served as chief executive officer and president. Mr. Kelter also serves on the Board of Directors of the Central Philadelphia Development Corporation (CPDC), a non-profit urban planning commission. He has developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets.

    Mr. Branson has been a principal of Branson & Associates, a real estate consulting firm, since January 1997. Prior thereto, from October 1981 to December 1996, he was a principal of Linden & Branson, a certified public accounting firm specializing in the real estate industry. Prior to October 1981, Mr. Branson was employed by Arthur Andersen & Co.

    Mr. Mulvihill was Chairman of the Board of the Company from December 1993 until December 1997. Since 1990, Mr. Mulvihill has been actively investing in the Denver real estate market. In 1993, he formalized his activities with the formation of Black Creek Capital, LLC, a firm specializing in Denver real estate investment, including residential and commercial land development, tax exempt housing and golf course construction and ownership. Prior to November 1993, he was, commencing in November 1992, Senior Vice President of Finance and Acquisitions at Jerry J. Moore Investments, an owner and manager of shopping centers in Texas. Previously, from January 1992 to November 1992, Mr. Mulvihill was a Vice President of Chemical Bank's Real Estate Investment Banking Group, where he managed the Real Estate Owned Distribution Group. From 1986 to January 1992, Mr. Mulvihill was an officer of Manufacturers Hanover Trust Company's Real Estate Banking and Investment Banking Groups. Mr. Mulvihill graduated from Stanford University in 1986 with a B.A. in Political Science.

    Mr. Lesser formed Hudson Bay in May 1996 and is the President of its general partner. Prior to founding Hudson Bay, from April 1995 until May 1996, he was the Senior Vice President for Business Development of Crescent Real Estate Equities Company, in charge of acquisition, finance and strategic investments. From July 1988 until April 1995, Mr. Lesser worked for Merrill Lynch & Co. in the Real Estate Investment Banking Division where he was a Director. Mr. Lesser received a B.S. and M.B.A. from Cornell University.

    David F. McBride has been Chairman of the Board of the Company since December 1997 pursuant to the terms of the Reorganization. He was appointed Secretary of the Company in January 1998. He has served as Chief Executive Officer of McBride and affiliated family real estate, construction and brokerage companies since 1987 and has been a director of McBride and such enterprises since 1975. Mr. McBride has served as a Director of Midlantic Corporation, Midlantic National Bank and various subsidiaries for thirteen years prior to its merger with PNC Bank in 1996. Prior to 1987, he was a partner in the law firm of Harwood Lloyd from 1981 to 1987, a partner in the law firm of Murphy, Ellis & McBride from 1977 to 1981, and an associate in the firm of Robinson, Wayne & Greenberg from 1973 to 1977, all located in New Jersey. He received B.A. and J.D. degrees from Georgetown University in 1969 and 1973, respectively. He remains Of Counsel to Harwood Lloyd and is a member of the bars of New Jersey and New York. Messrs. David and Timothy McBride are first cousins.

    Mr. Butte is a Certified Public Accountant and currently serves as a Vice-President of the Company with primary responsibility for acquisition due diligence and financing. Prior to joining Penn Square Properties, Inc. in 1988, he spent 5 years in pubic accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry. Mr. Butte is a 1984 graduate of Villanova University with a B.S. in Accounting and obtained a Masters in Taxation from Villanova in 1994.

    Mr. Burger is a Certified Public Accountant and has been Treasurer and Chief Financial Officer of the Company since its inception in November 1993. Mr. Burger was employed performing specialized consulting services in finance, audit and acquisitions from May 1992 to November 1993. Mr. Burger was previously employed from 1984 to 1992 by the Maddox Interests, a private equity syndication firm. From 1981 to 1984, Mr. Burger was employed by Arthur Andersen & Co. as a senior auditor in the real estate and financial services division. Mr. Burger graduated in 1981 from the University of Illinois with a B.S. in Accounting.

FAMILY RELATIONSHIPS

    Timothy McBride and David McBride are first cousins.

RECENT DEVELOPMENTS

    In January 1998, the Board of Directors of the Company elected Timothy McKenna as Treasurer of the Company. Mr. Burger is employed by the Company through April 1998.

    Mr. McKenna is a Certified Public Accountant and serves as Treasurer of the Company. Mr. McKenna was previously employed as a Senior Manager in the Real Estate Services Group of Arthur Andersen LLP's

Philadelphia office. He has over 12 years of experience in providing consulting and accounting services to publicly and privately-owned real estate companies, over 11 years of his experience was obtained as an employee of Arthur Andersen LLP. Mr. McKenna is a 1985 graduate of the University of Scranton with a B.S. in Accounting.


    Upon consummation of the acquisition of the Galesi Portfolio, Francesco Galesi will be appointed as a Director of the Company and will be nominated as a Director of the Company at the next meeting of the Company's stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth, for the 3 years ended December 31, 1997, the compensation earned by or paid to each of the Company's chief executive officers who served in such capacity during such fiscal year, as well as each other executive officer of the Company serving as an executive offer of the Company on December 31, 1997 whose total annual salary and bonus for the fiscal year ended December 31, 1997 exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                      ----------------------------------   -------------------------
NAME AND                                                    OTHER ANNUAL   AWARDS OF     ALL OTHER
  PRINCIPAL POSITION(1)         YEAR   SALARY      BONUS    COMPENSATION   OPTIONS(#)   COMPENSATION
------------------------------  ----  --------    --------  ------------   ----------   ------------
David F. McBride
  Chairman....................  1997  $235,000    $ 70,000     $    0             0      $         0
Jeffrey E. Kelter
  President...................  1997  $320,000    $      0     $    0             0      $         0
Evan Zucker
  President...................  1997  $ 71,000(2) $ 25,000     $    0        25,000      $ 1,116,383(5)
                                1996  $ 75,000(3) $ 25,000     $    0        25,000      $         0
                                1995  $ 75,000    $ 25,000     $    0        25,000      $         0
Rick A. Burger(4)
  Treasurer...................  1997  $ 85,000    $ 25,000     $    0        20,000      $   393,972(5)

------------------------------

(1) Mr. Zucker resigned as President and Mr. Kelter and Mr. McBride became Executive Officers of the Company on December 12, 1997 as part of the Reorganization. Messrs. Kelter and McBride have executed Employment Agreements with the Company whereby their respective annual base salary is set at $200,000 each. See "Employment Agreements" below.

(2) Mr. Zucker's compensation of $71,000 for the year ended December 31, 1997 was paid through the issuance of 2,027 shares of Common Stock at the fair market value on the last trading date of the quarter ended 3/31/97 and $52,250 in cash payments.

(3) Mr. Zucker's compensation of $75,000 for the year ended December 31, 1996 was payable quarterly by issuance of shares of the Company's Common Stock at their fair market value on the last trading date of the quarter with respect to which payment was made. During 1996, Mr. Zucker was issued an aggregate of 9,005 shares pursuant to the foregoing arrangement.

(4) In January 1998, Timothy McKenna was named by the Board of Directors as Treasurer of the Company. Mr. Burger is employed by the Company through April 1998 in a similar capacity.

(5) Evan Zucker and Rick Burger's employment agreements were terminated effective December 12, 1997. As a result of the termination of these agreements all outstanding options held by these individuals were cancelled. Messrs. Zucker and Burger received 75,687 and 26,710 shares, respectively, as payment for the termination of these agreements and the options. The market value of these shares on December 12, 1997 was $14.75 per share. See "Termination of Employment and Consulting Agreements" below.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1997

    The following table provides information with respect to the above named executive officers regarding options or stock appreciation rights ("SARs") granted to such persons during the Company's year ended December 31, 1997. All options granted in 1997 vested 25% for each quarter in the fiscal year and had an exercise price in excess of the market price on the date of the grant.

                     OPTION/SARS GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                                                                         PERCENT OF
                                                                           NUMBER OF    TOTAL OPTIONS
                                                                          SECURITIES    SARS GRANTED
                                                                          UNDERLYING    TO EMPLOYEES    EXERCISE OR
                                                                         OPTIONS/SARS     IN FISCAL     BASE PRICE    EXPIRATION
NAME                                                                      GRANTED(1)        YEAR         PER SHARE       DATE
-----------------------------------------------------------------------  -------------  -------------  -------------  -----------
David F. McBride (1)...................................................            0              0%        --            --
Jeffrey E. Kelter (1)..................................................            0              0%        --            --
Evan Zucker (2)........................................................       25,000           55.5%         10.00      12/31/06
Rick A. Burger (2).....................................................       20,000           44.5%         10.00      12/31/06
                                                                              ------         ------
                                                                              45,000         100.00%
                                                                              ------         ------
                                                                              ------         ------

------------------------------

(1) Excludes the 7-year warrant issued to Jeffrey Kelter and David McBride, respectively, to purchase 250,000 and 125,000 OP Units at $11 per OP Unit in conjunction with the Reorganization.

(2) These option grants were cancelled effective December 12, 1997. See "Termination of Employment and Consulting Agreements" below.

    During the year ended December 31, 1997, none of such executive officers owned or exercised any stock option or SARs other than Messrs. Zucker and Burger, whose option grants were cancelled effective December 12, 1997. See "Termination of Employment and Consulting Agreements" below.

COMPENSATION OF DIRECTORS

    During the year ended December 31, 1997, Mr. Mulvihill was paid cash compensation at the quarterly rate of $18,750 payable quarterly commencing April 1, 1997, in addition to a $25,000 bonus earned and paid in 1997. In addition, Mr. Mulvihill received compensation in the form of 2,027 shares of the Company's Common Stock at a fair market value of $9.25 as of the last trading date of the quarter (March 31, 1997) with respect to which payment was made.

    In 1997, each of Messrs. Rotchford, Hardin and O'Keefe received compensation of $3,784 which consisted of cash payments aggregating $2,785 and 108 shares of Common Stock at a fair market value of $9.25 as of the last trading date of the quarter (March 31, 1997) with respect to which payment was made.

    Messrs. Timothy McBride, Kelter, Branson, Lesser and David McBride became directors of the Company on December 12, 1997 and therefore did not receive any compensation as directors for the year ended December 31, 1997.

    The Company reimburses the Directors for travel expenses incurred in connection with their activities on behalf of the Company.

EMPLOYMENT AGREEMENTS

    Concurrently with the closing of the Reorganization, the Company entered into employment agreements with each of David F. McBride and Jeffrey E. Kelter to serve as the Chairman and President of the Company, respectively. The initial term of each of such agreements is for 3 years with successive one-year renewal terms thereafter until terminated. Each agreement provides for an annual base salary of $200,000 together with such additional compensation as may be awarded from time to time by the Company's Board of Directors and further provides that each of Messrs. McBride and Kelter shall devote substantially all of their working time to the Company's business activities. In the event of the death, disability or termination of the employment without cause or the involuntary termination of such executive's employment, the executive is entitled to receive a lump sum payment equal to the executive's base salary plus the prior year's bonus times the longer of 1 year or the remainder of the term of the employment agreement. Each agreement also restricts such executive from engaging in activities in competition with the Company in the ownership, development, construction, management or operation of office or industrial properties (except that Mr. McBride may continue to be a Director of certain McBride family real estate related companies) during his term of employment and during the period during which he serves as a Director of the Company and ending 1 year after the later of the termination of his employment and the date he ceases to be a Director of the Company.

TERMINATION OF EMPLOYMENT AND CONSULTING AGREEMENTS

    Upon the closing of the Reorganization, the employment agreements of Messrs. Zucker and Burger and the oral consulting agreement of Mr. Mulvihill were terminated. The Company agreed to pay to such persons the sums of $225,000, $85,000 and $150,000, respectively, in consideration for the termination of such agreements. Such persons elected to receive such payments in the form of shares of Common Stock valued at $11 per share. Accordingly, they received 68,869, 75,687 and 26,710 shares, respectively, in order to terminate these Agreements and cancel their existing options, which had a fair market value of $14.75 per share on December 12, 1997. In addition, each of Messrs. Zucker and Mulvihill executed a non-competition agreement with the Company which agreement will continue in effect throughout the term he is a Director of the Company and prohibits him from engaging in activities involving the acquisition, development or operation of office and industrial properties throughout the United States.

    The aggregate amount payable to such persons was arrived at in negotiations with the Investor Group on the basis of the terms of the employment agreements between Messrs. Zucker and Burger and the oral consulting agreement of Mr. Mulvihill with the Company. Messrs. Zucker's and Burger's employment agreements provided that in the event of certain major corporate transactions, such persons are to be paid an amount equal to twice their current base salary. The Investor Group agreed to pay such persons an aggregate amount approximately equal to twice their currently expected compensation from the Company. The amounts of the aggregate sum payable to each of Messrs. Mulvihill, Zucker and Burger was determined by discussions among such persons.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of December 31, 1997, information with respect to each person (including any "group" as that term is used in the instructions to Item 403 of Regulation S-B) who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock as well as shares of Common Stock beneficially owned by all Directors and executive officers of the Company and all Directors and executive officers of the Company as a group. The table also includes the number of OP Units owned, as of December 31, 1997, by such persons. Any owner of OP Units may convert its OP Units into shares of Common Stock (the "Conversion Right"), or, at the election of the Company, the cash equivalent thereof. As of December 31, 1997, the Company had 5,363,281 shares of Common Stock outstanding, not including 4,058,270 and 731,500 shares, respectively, reserved for issuance upon conversion of OP Units and other outstanding options and OP Unit and Common Stock warrants.

                                                                              AMOUNT AND
                                                                              NATURE OF
                     NAME AND ADDRESS OF BENEFICIAL                           BENEFICIAL      PERCENT OF   OWNERSHIP OF
                      HOLDER OR IDENTITY OF GROUP                              OWNER(1)          CLASS       OP UNITS
------------------------------------------------------------------------  ------------------  -----------  ------------
Evan Zucker.............................................................           127,685(2)       2.37%       29,391(2)
  1670 Broadway--Suite 3350
  Denver, CO 80202
Rick A. Burger..........................................................            37,210(3)       0.69%            0
  1670 Broadway--Suite 3550
  Denver, CO 80202
Timothy McBride.........................................................           176,384(4)       3.28%      221,137(4)(5)
  4939 Quebec Street Northwest
  Washington, DC 20016
Jeffrey E. Kelter.......................................................                 0            --       613,636(5)(6)
  40 Duck Pond Road
  Glencove, NY 11542
Robert Branson..........................................................            54,545(7)       1.02%       22,727(5)
  Linden & Branson
  1133 Connecticut Avenue NW
  Suite 902
  Washington, DC 20036
James Mulvihill.........................................................           365,627(8)       6.55%      216,402(8)
  5700 Piedmont
  Cherry Hills Village, CO 80111
David Lesser............................................................         1,764,372(9)      31.10%      181,818(5)(9)
  c/o Hudson Bay Partners II, L.P.
  237 Park Avenue, Suite 900
  New York, NY 10017
David F. McBride........................................................           131,954(10)      2.46%      424,442(5)(10)
  1000 Scioto Drive

                                                                              AMOUNT AND
                                                                              NATURE OF
                     NAME AND ADDRESS OF BENEFICIAL                           BENEFICIAL      PERCENT OF   OWNERSHIP OF
                      HOLDER OR IDENTITY OF GROUP                              OWNER(1)          CLASS       OP UNITS
------------------------------------------------------------------------  ------------------  -----------  ------------
  Franklin Lakes, NJ 07417
Hudson Bay Partners II, L.P.............................................         1,754,545(9)      30.98%      181,818(5)(9)
  237 Park Avenue, Suite 900
  New York, NY 10017
CRA Real Estate Securities, L.P.........................................           454,545          8.48%            0
  259 Radnor-Chester Road -- Suite 200
  Radnor, PA 19087
All Officers and Directors as a group...................................         2,657,777         46.93%    1,709,553

------------------------------

(1) Includes shares issuable on exercise of the Conversion Right if such right is exercisable within 60 days of December 31, 1997.

(2) Includes 29,391 shares of Common Stock issuable on exercise of the Conversion Right; which number includes 1,027 of such OP Units held by Mr. Zucker's parents and siblings, as to which Mr. Zucker disclaims beneficial ownership. Also includes 750 shares held by Mr. Zucker's parents, as to which Mr. Zucker disclaims beneficial ownership. Includes 75,687 shares owned by Mr. Zucker which are subject to a Lock-up Agreement until December 12, 1998, including 45,434 shares held by a Rabbi Trust of which Wells Fargo, N.A. is the Trustee.

(3) Includes 10,000 shares of Common Stock held by Mr. Burger's father, as to which Mr. Burger disclaims beneficial ownership. Includes 26,710 shares which are subject to a Lock-up Agreement until December 12, 1998.

(4) Includes 11,364 shares of Common Stock held jointly by Mr. McBride and his wife and 1,290 shares of Common Stock owned by a limited liability corporation in which Mr. McBride has an ownership interest and 202 shares of Common Stock owned by a trust, in the name of Mr. McBride's mother, for which Mr. McBride is the sole trustee. OP Unit ownership includes 211,977 OP Units beneficially owned through a limited partnership interest in McBride and 9,160 OP Units owned by a trust, in the name of Mr. McBride's mother, for which Mr. McBride is the sole trustee.

(5) The OP Units are subject to a Lock-up Agreement prohibiting exercise of the Conversion Right on such OP Units until December 12, 1998.

(6) Includes a warrant to purchase 250,000 OP Units held by Mr Kelter.

(7) Includes 27,272 shares of Common Stock held by a limited liability company in which Mr. Branson is a principal owner. OP Unit ownership includes 22,727 OP Units beneficially owned through a limited partnership interest in McBride.

(8) Includes 76,389 OP Units and 190 shares held by Mr. Mulvihill's wife, as to which Mr. Mulvihill disclaims any beneficial interest. Includes 128,456 and 2,194 OP Units held by Mr. Mulvihill's parents and siblings, respectively, and 57,359 shares directly and indirectly owned by Mr. Mulvihill's parents, as to which Mr. Mulvihill disclaims any beneficial interest. Also includes 68,869 shares owned by Mr. Mulvihill which are subject to a Lock-up Agreement until December 12, 1998 including 38,616 shares held by a Rabbi Trust of which Wells Fargo, N.A. is the Trustee.

(9) Includes 300,000 shares of Common Stock issuable to Hudson Bay Partners II, L.P. upon exercise of a stock purchase warrant at an exercise price of $11.00 per share, which expires on December 12, 2004. Mr. Lesser is President, sole director and sole shareholder of Hudson Bay Partners, Inc., the general partner of Hudson Bay Partners II, L.P., and, as a result of such affiliation, may be deemed to have shared voting and dispositive power over the 1,754,545 shares of Common Stock owned by Hudson Bay Partners II, L.P.; however, Mr. Lesser expressly disclaims beneficial ownership of any Common Stock not directly owned by him. OP Unit ownership includes 181,818 OP Units beneficially owned by Hudson Bay through a limited partnership interest in McBride; however Mr. Lesser expressly disclaims beneficial ownership of any OP Units not directly owned by him.

(10) Includes 1,031 shares of Common Stock owned by a limited liability corporation in which Mr. McBride has an ownership interest and 101 shares of Common Stock owned by a trust, in the name of Mr. McBride's deceased father, for which Mr. McBride is a trustee. Also includes a warrant to purchase 125,000 OP Units held by Mr. McBride. OP Unit ownership includes 294,572 OP Units beneficially owned through a limited partnership interest in McBride and 4,870 OP Units owned by a trust, in the name of Mr. McBride's deceased father, for which Mr. McBride is the sole trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In connection with the Reorganization, the Company entered into a series of transactions in which certain individuals who are currently executive officers, directors and beneficial owners of more than 5% of the Common Stock (each, a "5% Holder") had a direct or indirect material interest (as described below).

    EMPLOYMENT AGREEMENTS. As part of the Reorganization, Messrs. David McBride (Chairman, Secretary and a director of the Company) and Kelter (President and a director of the Company) entered into employment agreements with the Company. Messrs. Zucker (a director of the Company), Burger (an officer of the Company) and Mulvihill (a director of the Company) agreed to receive $225,000, $85,000 and $150,000, respectively, in consideration for the termination of employment agreements of Messrs. Zucker and Burger and the oral consulting arrangement of Mr. Mulvihill. See "Item 10 -- Executive Compensation --Employment Agreements" hereto.

    SPIN-OFF. As part of the Reorganization, the Company organized and agreed to spin-off at a later date a subsidiary of the Company to enable Messrs. Mulvihill and Zucker to pursue real estate investment opportunities other than in the office and industrial sectors. The spin-off has not yet been consummated.

    OP UNITS AND COMMON STOCK. The Investor Group (which includes McBride (a 5% Holder), Penn Square, Kelter, Hudson Bay (a 5% Holder) and CRA (a 5% Holder)) received in the Reorganization 3,362,503 OP Units and 7-year warrants to purchase 300,000 shares of Common Stock at $11 per share and 375,000 OP Units at $11 per OP Unit. Mr. Lesser (a director of the Company) is the president, sole director and sole shareholder of the general partner of Hudson Bay. Messrs. Timothy McBride (a director of the Company) and David McBride, and Hudson Bay, have an interest in McBride. See "Item 5 -- Market for Common Equity and Stockholder Matters" of this Annual Report for a list of the shares of Common Stock of the Company issued pursuant to the Reorganization to such persons as well as certain family members and entities related to such persons.

    LEASES. The Company has leases with companies in which David McBride is an officer, and for certain of these companies, a shareholder. The annual aggregate base rental revenue under these leases was approximately $236,000, of which approximately $12,000 is included in rental income in the accompanying financial statements as these leases relate to properties acquired in the Reorganization.

    PRORATIONS AND ADJUSTMENTS. At December 31, 1997, the Company owed approximately $200,000 to an affiliate of David McBride, related to certain prorations and adjustments for properties acquired in the Reorganization.

    MANAGEMENT COMPANY. Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. Mr. Kelter, Hudson Bay Partners, L.P. and McBride, own 40%, 30% and 30%, respectively, of the common stock of the Management Company. Mr. Lesser, is the president, sole director and sole shareholder of the general partner of Hudson Bay Partners, L.P., and Hudson Bay. Hudson Bay (a 5% Holder) is an affiliate of Hudson Bay Partners, L.P. Messrs. Timothy McBride and David McBride and Hudson Bay, have an interest in McBride. The Management Company currently manages all but 2 of the Company's properties. The Operating Partnership advanced to the Management Company $150,000 in December 1997 to fund working capital needs. The Operating Partnership does not currently have a formal contract with the Management Company for property management.

    The Management Company also manages 2 properties which are owned by entities in which Mr. Kelter has a general partnership interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)                                                                EXHIBITS:
             ---------------------------------------------------------------------------------------------------------------------
         3(a) Certificate of Incorporation (1)
          (b) Certificate of Amendment filed October 6, 1993 (1)
          (c) Amended and Restated Certificate of Incorporation filed November 9, 1993 (1)
          (d) Amended and Restated Certificate of Incorporation filed December 12, 1997 (1)
          (e) By-laws of Registrant (1)
         4(a) Specimen Certificate for Common Stock (1)
        10(a) Amended and Restated Agreement of Limited Partnership of American Real Estate Investment, L.P.
          (b) 1993 Omnibus Incentive Plan (1)
          (c) Registration Rights Agreement (1)
          (d) Employment Agreement between American Real Estate Investment, L.P. and Evan Zucker (1)
          (e) Warrant Agreement between Dickinson & Co. and Registrant (1)
          (f) Employment Agreement between American Real Estate Investment, L.P. and Rick A. Burger (1)
          (g) Sub-Tenant Agreement dated December 1, 1993 between First Meridian Group, Inc. and Registrant (1)
          (h) Loan Agreement dated as of May 1, 1993 between The Industrial Development Authority of the City of Tempe, Arizona and
             Quadrangles I Limited Partnership (1)
             (i) Modification of Deed of Trust, Note and Deed of Trust dated May 14, 1993 (1)
             (ii) Modification Agreement dated December 1, 1994 (1)
             (iii) Assignment of the Loan Agreement, the Arbitrage Regulation Agreement and the Amended and Restated Regulatory
             Agreement as to Tax Exemption dated December 2, 1994 (1)
          (i) Loan Agreement dated December 2, 1994 between American Quadrangles Partners, L.P., Virginia Street Associates Limited
             Partnership, American Timberleaf Partners, L.P., American Real Estate Investment Corporation and D.H. Blair Holdings,
             Inc. (1)
          (j) Promissory Note dated December 2, 1994 in the principal amount of $3,500,000 issued to D.H. Blair Holdings, Inc. (1)
          (k) Stock Purchase Warrant dated December 27, 1994 issued, on transfer, to Rosalind Davidowitz (1)
          (l) Loan Agreement dated May 31, 1994 between the Operating Partnership and First Interstate Bank of Denver, N.A. (1)
             (i) Promissory Note dated June 1, 1994 (1)
             (ii) First Amendment dated August 31, 1995 to Loan dated May 31, 1994 between the Operating Partnership and First
             Interstate Bank of Denver, N.A. (1)
             (iii) Amended and Restated Promissory Note dated August 31, 1995 in the principal amount of $5,904,143 (1)
             (iv) Promissory Note dated August 31, 1995 in the principal amount of $500,000 (1)
          (m) Contract for Purchase and Sale of International Apartment Project (1)
          (n) Adjustable Rate Note in the principal amount of $5,700,000 dated January 31, 1997 payable to GMAC Commercial Mortgage
             Corporation (1)
          (o) Promissory Note dated January 8, 1998 between American Sedona Partners, L.P., American Real Estate Investment
             Corporation and Column Financial, Inc. in the principal amount of $17,000,000 (2)
          (p) Dana Perfumes Mortgage Note dated September 11, 1997 by Fair Lawn Industrial Park, Inc. and First Union National Bank
             in the principal amount of $1,155,000 (2)
          (q) L&W Promissory Note dated August 4, 1995 between L&W Associates and USG Annuity & Life Company in the principal sum of $3,525,000 (2)
          (r) Northfield Business Center Promissory Note dated December 24, 1997 between McBride Properties, Inc. and Column
             Financial, Inc. in the principal amount of $3,500,000 (2)
          (s) One Tabas Promissory Note dated August 9, 1995 between Hough-Loew Associates, Inc. and USG Annuity & Life Company in
             the principal amount of $3,025,000 (2)
          (t) Phillips Promissory Note dated January 5, 1998 between McBride Properties, Inc. and Column Financial, Inc. in the
             principal amount of $7,500,000 (2)
          (u) Two Tabas Promissory Note dated August 9, 1995 between Hough-Loew Associates, Inc. and USG Annuity & Life Company in
             the principal amount of $4,600,000 (2)
          (v) Loan Agreement dated September 23, 1997 by and between FLOP/BRE, Inc., OIP/BRE, L.L.C., MBP/BRE, L.L.C., and NJA/BRE,
             L.L.C., and Nomura Asset Capital Corporation (2)
          (w) Master Investment Agreement dated as of August 20, 1997 by and between American Real Estate Investment Corporation and The Parties Listed on the Signature Pages Thereto (1)
          (x) Stock Purchase Agreement dated as of August 20, 1997 by and between American Real Estate Investment Corporation and
             Hudson Bay Partners, L.P. (1)
          (y) Management Contribution Agreement dated as of August 20, 1997 among American Real Estate Investment, L.P., American
             Real Estate Investment Corporation, Jeffrey Kelter, and Penn Square Properties, Inc. (1)

          (z) McBride Contribution Agreement between American Real Estate Investment Corporation, American Real Estate Investment,
             L.P., and The Other Parties Listed on the Signature Pages of the Agreement (1)
          (aa) Agreement and Plan of Merger among American Real Estate Investment Corporation and Fair Lawn Industrial Park, Inc.,
             and The Other Parties Listed on the Signature Pages Thereto (1)
          (ab) Agreement of Sale and Purchase and Assignment of Agreement of Sale and Purchase--101 Commerce Drive (2)
          (ac) Agreement of Sale and Purchase--One and Two Tabas Lane with First, Second, Third and Fourth Amendments (2)
          (ad) Agreement of Sale and Purchase--Northfield Business Center (1057 and 1091 Arnold Road) with First, Second, Third,
             Fourth and Fifth Amendments (2)
          (ae) Agreement of Sale and Purchase--1305 Goshen Parkway with First, Second, Third and Fourth Amendments (2)
          (af) Agreement of Sale Americana Lakewood I & II and addendum (2)
          (ag) Employment Agreement, dated December 12, 1997, by and between American Real Estate Investment Corporation and Jeffrey
             Kelter (2)
          (ah) Employment Agreement, dated December 12, 1997, by and between American Real Estate Investment Corporation and David
             McBride (2)
          (ai) Agreement of Sale and Purchase dated July 17, 1997, with John D. Moran Sr. with Amendment One and Assignment (2)
          (aj) Warrant Agreement between American Real Estate Investment, L.P. and Jeffrey Kelter (2)
          (ak) Warrant Agreement between American Real Estate Investment, L.P. and David McBride (2)

21. Subsidiaries of the Registrant: The Registrant has subsidiaries carrying on the same line of business as the Registrant as follows:

                                                                                                     STATE OF
                                                                                                  INCORPORATION/
NAME                                                                                               ORGANIZATION
---------------------------------------------------------------------------------------------  ---------------------
American Real Estate Investment, L.P.                                                                Delaware
Virginia Street Associates Limited Partnership                                                       Colorado
American Emerald Partners, L.P.                                                                      Delaware
American Timberleaf Partners, L.P.                                                                   Delaware
American Quadrangles Partners, L.P.                                                                  Delaware
American Sedona Partners, L.P.                                                                       Colorado
American Emerald Corp.                                                                               Delaware
American Timberleaf Corp.                                                                            Delaware
American Quadrangles Corp.                                                                            Delaware
American Sedona Corp.                                                                                Colorado
RROP, L.L.C.                                                                                        New Jersey
McBride Properties                                                                                  New Jersey
New Jersey Associates                                                                               New Jersey
UFSC, L.L.C.                                                                                        New Jersey
OIP/BRE, L.L.C.                                                                                     New Jersey
MBP/BRE, L.L.C.                                                                                     New Jersey
NJA/BRE, L.L.C.                                                                                     New Jersey
FLIP/BRE II, L.L.C.                                                                                 New Jersey
REA/SPC II, Inc.                                                                                    New Jersey
American Real Estate Management Inc.                                                               Pennsylvania
Avalanche Investment Corporation                                                                     Maryland

27. FINANCIAL DATA SCHEDULE

------------------------------

(1) Previously filed.

(2) Filed herewith.

    (B) REPORTS ON FORM 8-K: A Current Report on Form 8-K dated November 12, 1997 was filed in response to Item 7 during the last quarter of the year ended December 31, 1997.

    A Current Report on Form 8-K dated December 12, 1997 was filed in response to Items 2, 5 and 7 during the last quarter of the year ended December 31, 1997.

    A Current Report on Form 8-K dated January 9, 1998 was filed on January 23, 1998 in response to Items 2 and 7 related to acquisitions which were consummated in December 1997 and January 1998 and the closing of the sale of Americana Lakewood Apartments.

    A Current Report on Form 8-K/A (Amendment #1) dated December 12, 1997 was filed on February 25, 1998 related to Items 5 and 7.

    (C) S-1 Report of Independent Public Accountants on Schedule

    S-2 FINANCIAL STATEMENT SCHEDULE: Schedule III--Real Estate and Accumulated Depreciation

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of
American Real Estate Investment Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American Real Estate Investment Corporation and subsidiaries included in the Form 10-K, and have issued our report thereon dated March 10, 1998, except with respect to the matters discussed in Note 12 to the consolidated financial statements, as to which the date is March 27, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in Item 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rule and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in al material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 10, 1998

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (IN 000S)

                                                                                                      GROSS AMOUNT CARRIED
                                                                              COSTS CAPITALIZED   AT CLOSE OF PERIOD 12/31/97
                                                         INITIAL COSTS          SUBSEQUENT TO     ----------------------------
                         LOCATION          (C)       ----------------------    ACQUISITION OR                  BUILDING AND
BUILDING ADDRESS       (CITY/STATE)   ENCUMBRANCES     LAND      BUILDINGS       COMPLETION         LAND       IMPROVEMENTS
---------------------  -------------  -------------  ---------  -----------  -------------------  ---------  -----------------
Office Properties:
40 Potash Road.......  Oakland, NJ         (a)       $   2,312   $   9,742           --           $   2,312      $   9,742
1655 Valley Road.....  Wayne, NJ           (a)           4,580      19,299           --               4,580         19,299
16-00 Route 208......  Fairlawn, NJ        (a)             646       2,722           --                 646          2,722
128 Bauer Drive......  Oakland, NJ                         420       1,770           --                 420          1,770
22-08 Route 208......  Fairlawn, NJ                        990       4,172           --                 990          4,172
15-00 Pollitt          Fairlawn, NJ
  Drive..............                      (a)             308       1,296           --                 308          1,296
19-00 Pollitt          Fairlawn, NJ
  Drive..............                      (a)           1,450       6,102           --               1,450          6,102
95 Bauer Drive.......  Oakland, NJ         (a)             160         674           --                 160            674
99 Bauer Drive.......  Oakland, NJ         (a)             276       1,163           --                 276          1,163
                       -------------  -------------  ---------  -----------          ------       ---------       --------
Subtotal Office
  Properties.........                                   11,142      46,940           11,142          46,940         58,082
                       -------------  -------------  ---------  -----------          ------       ---------       --------
Industrial
  Properties:
5 Thornton Road......  Oakland, NJ         (a)           1,844       7,770           --               1,844          7,770
2 Volvo Drive........  Rockleigh, NJ                       994       4,189           --                 994          4,189
17-01 Pollitt          Oakland, NJ
  Drive..............                      (a)           1,200       5,050           --               1,200          5,050
19-05 Nevins Road....  Oakland, NJ         (a)           1,200       5,050           --               1,200          5,050
                       Mountaintop,
100 Oak Hill Road....  PA                  (b)             546       2,271              546           2,271          2,817
1057 Arnold Road.....  Reading, PA         (b)           1,152       4,742           --               1,152          4,742
1091 Arnold Road.....  Reading, PA                         768       3,197           --                 768          3,197
1305 Goshen            Westchester,
  Parkway............  PA                  (b)             900       3,818              900           3,818          4,718
One Tabas Lane.......  Exton, PA           (b)             840       3,470           --                 840          3,470
Two Tabas Lane.......  Exton, PA           (b)           1,210       4,994           --               1,210          4,994
                       -------------  -------------  ---------  -----------          ------       ---------       --------
Subtotal
  Industrial.........                                   10,654      44,551           10,654          44,551         55,205
                       -------------  -------------  ---------  -----------          ------       ---------       --------
Non-Core Properties:
Urban Farms Shopping   Franklin
  Center.............  Lakes, NJ                         1,540       6,611                            1,540           6,611
Americana Lakewood...  Lakewood, CO        (b)           2,297       6,020              707           2,297           6,727
Quadrangles            Tempe, AZ
  Village............                      (b)           4,220      17,836              625           4,220         18,461
                       -------------  -------------  ---------  -----------          ------       ---------       --------
Subtotal Non-Core
  Properties:........                                    8.057      30,467            1,332           8,057         31,799
                       -------------  -------------  ---------  -----------          ------       ---------       --------
Total All
  Properties:........                                $  29,853   $ 121,958        $   1,332       $  29,853      $ 123,290
                       -------------  -------------  ---------  -----------          ------       ---------       --------
                       -------------  -------------  ---------  -----------          ------       ---------       --------


                                    ACCUMULATED       YEAR     DEPRECIABLE
                                   DEPRECIATION      BUILT/       LIVES
BUILDING ADDRESS         TOTAL       12/31/97      RENOVATED     (YEARS)
---------------------  ---------  ---------------  ----------  ------------
Office Properties:
40 Potash Road.......  $  12,054     $      12        1992         (d)
1655 Valley Road.....     23,879            23        1989         (d)
16-00 Route 208......      3,368             3        1983         (d)
128 Bauer Drive......      2,190             2        1981         (d)
22-08 Route 208......      5,162             5      1960/68        (d)
15-00 Pollitt
  Drive..............      1,604             2      1970/92        (d)
19-00 Pollitt
  Drive..............      7,552             7     1970/84,95      (d)
95 Bauer Drive.......        834             1      1974/91        (d)
99 Bauer Drive.......      1,439             1        1971         (d)
                       ---------        ------     ----------  ------------
Subtotal Office
  Properties.........     58,082            56
                       ---------        ------     ----------  ------------
Industrial
  Properties:
5 Thornton Road......      9,614             9      1973/81        (d)
2 Volvo Drive........      5,183             5      1966/93        (d)
17-01 Pollitt
  Drive..............      6,250             6        1968         (d)
19-05 Nevins Road....      6,250             6        1955         (d)

100 Oak Hill Road....      2,817             3        1996         (d)
1057 Arnold Road.....      5,894             6        1995         (d)
1091 Arnold Road.....      3,965             4        1996         (d)
1305 Goshen
  Parkway............      4,718             5        1991         (d)
One Tabas Lane.......      4,310             4        1970         (d)
Two Tabas Lane.......      6,204             6      1970/91        (d)
                       ---------        ------     ----------  ------------
Subtotal
  Industrial.........     55,205            53
                       ---------        ------     ----------  ------------
Non-Core Properties:
Urban Farms Shopping
  Center.............      8,151             8      1965/82        (d)
Americana Lakewood...      9,024         1,249        1985         (d)
Quadrangles
  Village............     22,681         1,589        1987         (d)
                       ---------        ------     ----------  ------------
Subtotal Non-Core
  Properties:........     39,856         2,846
                       ---------        ------     ----------  ------------
Total All
  Properties:........  $ 153,143     $   2,955
                       ---------        ------     ----------  ------------
                       ---------        ------     ----------  ------------

------------------------------

(a) Collateralizes the Normura mortgage notes payable.

(b) Collateralizes various mortgage notes payable.

(c) See description of encumbrances in Note 5 to Notes to Consolidated Financial Statements.

(d) Depreciation is computed based on the following estimated lives: Buildings and Improvements--35 years Tenant/Leasehold Improvements--Life of lease

(e) At December 31, 1997, the aggregate cost of land, buildings and equipment for federal income tax reporting was $87,000,000.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

    SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (IN 000s)

Summary of Real Estate and Accumulated Depreciation Activity:

                                                                           1997                       1996
                                                                 -------------------------  ------------------------
                                                                              ACCUMULATED               ACCUMULATED
                                                                    COST     DEPRECIATION     COST     DEPRECIATION
                                                                 ----------  -------------  ---------  -------------
Balance at beginning of year...................................  $   46,193    $   3,827    $  47,286    $   3,004
Property acquisitions..........................................     121,438            0            0            0
Capital improvements...........................................       1,152            0          424            0
Properties sold................................................     (15,640)      (1,781)      (1,517)        (543)
Depreciation...................................................           0          909            0        1,366
Balance at end of year.........................................  $  153,143    $   2,955    $  46,193    $   3,827

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...........................  F-2

Consolidated Balance Sheet as of December 31, 1997.................  F-3

Consolidated Statements of Operations for the years ended
December 31, 1997 and 1996.........................................  F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996...................................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1997 and 1996.........................................  F-6

Notes to Consolidated Financial Statements.........................  F-8

                                      F-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of American Real Estate Investment Corporation:

We have audited the accompanying consolidated balance sheet of American Real Estate Investment Corporation (a Maryland Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ending December 31,1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Real Estate Investment Corporation as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ending December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


                                          /s/ Arthur Andersen LLP

Philadelphia,Pa.
  March 10, 1998, (except with respect
  to the matters discussed in Note 12, as to which the date is March 27, 1998)

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997

                                     ASSETS


INVESTMENT IN REAL ESTATE
   Land and land improvements                               $   23,336,000
   Buildings and improvements                                   98,102,000
   Assets held for sale                                         31,705,000
                                                             --------------
                                                                153,143,000
   Less- Accumulated depreciation                                (2,955,000)
                                                             --------------
                                                                150,188,000
   Investment in direct financing lease                           1,920,000
                                                             --------------
       Total investment in real estate, net                     152,108,000

CASH AND CASH EQUIVALENTS                                        17,672,000
RESTRICTED CASH                                                   1,243,000
CASH ESCROWS                                                      3,764,000
ACCOUNTS RECEIVABLE                                                 132,000
DEFERRED FINANCING COSTS ,net of accumulated
   amortization of $6,000                                           688,000
DEFERRED LEASING COSTS                                              782,000
INVESTMENT IN AMERICAN REAL ESTATE MANAGEMENT  INC., at
   equity                                                         4,377,000
OTHER ASSETS, net of accumulated amortization of $112,000           189,000
                                                             --------------
       Total assets                                          $  180,955,000
                                                             --------------
                                                             --------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Mortgage notes payable                                    $   86,501,000
   Accounts payable                                                 378,000
   Accrued interest payable                                         540,000
   Accrued expenses and other liabilities                         1,593,000
   Security deposits                                                650,000
                                                             --------------
       Total liabilities                                         89,662,000
                                                             --------------
MINORITY INTEREST                                                39,364,000
                                                             --------------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value; 65,000,000 shares
      authorized; 5,363,281 shares issued
      and outstanding                                                 5,000
   Warrants                                                         685,000
   Additional paid-in capital                                    51,726,000
   Cumulative net income                                          3,118,000
   Cumulative dividends                                          (3,606,000)
                                                             --------------
       Total shareholders' equity                                51,929,000
                                                             --------------
       Total liabilities and shareholders' equity            $  180,955,000
                                                             --------------
                                                             --------------

                 The accompanying notes are an integral part of
                     this consolidated financial statement.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                          December 31
                                                    -------------------------
                                                        1997         1996
                                                    -------------------------
REVENUE:
   Rents and fees                                   $7,732,000   $9,943,000
   Other income                                        465,000      297,000
                                                    ----------   ----------
                 Total revenue                       8,197,000   10,240,000
                                                    ----------   ----------
OPERATING EXPENSES:
   Repairs and maintenance                             427,000      708,000
   Property taxes                                      376,000      417,000
   Property management fees                            252,000      353,000
   Utilities                                           637,000    1,034,000
   Payroll                                             551,000      894,000
   Other property operations                           869,000      944,000
   General and administrative                          732,000      515,000
   Depreciation and amortization                       909,000    1,366,000
   Buyout of employment agreements, options and
     warrants                                        3,203,000         ---
   Interest expense                                  3,134,000    3,897,000
                                                    ----------   ----------
                 Total operating expenses           11,090,000   10,128,000
                                                    ----------   ----------
                 Operating (loss) income            (2,893,000)     112,000

MINORITY INTEREST                                      876,000    1,364,000

EQUITY IN EARNINGS FROM INVESTMENTS                    404,000      570,000
                                                    ----------   ----------

LOSS BEFORE GAIN ON SALES OF
   PROPERTY                                         (3,365,000)    (682,000)

GAIN ON SALES OF PROPERTY                            4,608,000    1,786,000
                                                    ----------   ----------
                 Net income                         $1,243,000   $1,104,000
                                                    ==========   ==========
BASIC EARNINGS PER SHARE                            $      .92   $     1.00
                                                    ==========   ==========
DILUTED EARNINGS PER SHARE                          $      .88   $     1.00
                                                    ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Retained
                                               Common Stock                       Additional   Earnings/      Total
                                          -----------------------                  Paid-in   (Accumulated  Shareholders
                                            Shares       Amount      Warrants      Capital     Deficit)       Equity
                                          ----------   ----------   ----------   -----------  -----------  ------------
BALANCES, JANUARY 1, 1996                  1,096,004   $    1,000           --   $ 5,159,000  $ (906,000)  $ 4,254,000
   Net income                                     --           --           --            --   1,104,000     1,104,000
   Dividends paid ($.85 per share)                --           --           --            --    (943,000)     (943,000)
   Common stock issued for
      services provided                        6,176           --           --        53,000          --        53,000
   Common stock issued to
      officers and directors                  19,450           --           --       162,000          --       162,000
                                          ----------   ----------   ----------   -----------  ----------   -----------

BALANCES, DECEMBER 31, 1996                1,121,630   $    1,000           --   $ 5,374,000  $ (745,000)  $ 4,630,000
   Net income                                     --           --                         --   1,243,000     1,243,000
   Common stock issued for cash, net of
      $870,000 of issuance costs           1,963,635        2,000           --    20,728,000          __    20,730,000
   Common stock issued for
      FLIP net assets                      2,001,132        2,000           --    22,010,000          --    22,012,000
   Common stock  issued to
      terminate employment
      agreements and options                 171,266           --           --     2,536,000          --     2,536,000
   Warrants issued                                --           --      685,000            --          --       685,000
   Dividends paid ($.87 per share)                --           --           --            --    (985,000)     (985,000)
   Common stock issued to
      officers and directors                   9,378           --           --        99,000          --        99,000
   Common stock issued for OP
      Unit conversions                        96,240           --           --       979,000          --       979,000
                                          ----------   ----------   ----------   -----------  ----------   -----------

BALANCES, DECEMBER 31, 1997                5,363,281   $    5,000   $  685,000   $51,726,000  $ (487,000)  $51,929,000
                                          ==========   ==========   ==========   ===========  ==========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended
                                                             December 31,
                                                           1997         1996
                                                      -------------------------
OPERATING ACTIVITIES:
   Net income                                         $  1,243,000  $ 1,104,000
   Adjustments to reconcile net income to net cash
      Provided by operating activities-
         Depreciation and amortization                     909,000    1,366,000
         Gain on sales of property                      (4,608,000)  (1,786,000)
         Buyout of employment agreements                 2,536,000           --
         Equity in earnings from investment
            In partnership                                (404,000)    (570,000)
         Amortization of investment in partnership in
            Excess of underlying equity                    356,000      530,000
         Common stock compensation                          41,000      162,000
         Minority interest allocation                      876,000    1,364,000
         Cash provided by (used in) --
            Restricted cash                                (11,000)      50,000
            Accounts receivable                            (11,000)      17,000
            Other assets                                   314,000       45,000
            Accrued interest                               283,000       69,000
            Accrued property taxes                              --      (43,000)
            Accrued expenses and other liabilities         652,000      (33,000)
            Security deposits                              (89,000)     (21,000)
                                                      ------------  -----------
               Net cash provided by
                  operating activities                   2,087,000    2,254,000
                                                      ------------  -----------

INVESTING ACTIVITIES:
   Properties acquired, net of cash acquired           (17,933,000)          --
   Advances to American Real Estate Management, Inc.      (150,000)          --
   Capital expenditures                                 (1,152,000)    (566,000)
   Increase in cash escrows                             (3,764,000)          --
   Proceeds from sales of property, net                 19,840,000    2,907,000
   Partnership cash distributions received                  25,000      230,000
                                                      ------------  -----------
               Net cash provided by
                  investing activities                  (3,134,000)   2,571,000
                                                      ------------  -----------


                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                            Year Ended
                                                            December 31,
                                                         1997          1996
                                                     --------------------------
FINANCING ACTIVITIES:
   Issuances of common stock, net of issuance costs  $ 20,780,000            --
   Dividends paid                                        (985,000)     (943,000)
   Minority interest distributions                       (688,000)     (675,000)
   Proceeds from mortgage notes payable                 9,200,000            --
   Increase in deferred financing costs                  (694,000)
   Repayment of mortgage notes payable                (10,236,000)     (322,000)
   Repayment of other notes payable                            --       (83,000)
   Repayment of other note payable from sale                   --    (2,096,000)
                                                     ------------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    17,377,000    (4,119,000)
                                                     ------------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              16,330,000       706,000

CASH AND CASH EQUIVALENTS, beginning of year            1,342,000       636,000
                                                     ------------   -----------

CASH AND CASH EQUIVALENTS, end of year               $ 17,672,000   $ 1,342,000
                                                     ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

      Cash paid for interest                         $  3,188,000   $ 3,084,000
                                                     ============   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:


See Notes 3 and 5 for disclosure of non-cash investing and financing activities in 1997.

             The accompanying notes are an integral part
              of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1. Organization and Operations:

      American Real Estate Investment Corporation (the "Company") is a self-administered and self managed equity real estate investment trust ("REIT") which was organized in the state of Maryland in 1994. The Company was previously engaged in the ownership and operation of multifamily residential properties located in certain markets within the Southwestern United States, including the Denver, Phoenix and San Diego metropolitan areas. In connection with the transactions that were consummated on December 12, 1997 and discussed further in Note 3, the Company has modified it's strategy to focus on the acquisition of industrial and office properties located in the mid-Atlantic and Northeastern United States and has implemented a plan of disposition of the multi-family properties.

      As of December 31, 1997, as a result of the transactions discussed in Note 3, the Company owns 19 office and industrial properties located in Eastern Pennsylvania and Northern New Jersey containing an aggregate of approximately 1,800,000 square feet which have an overall occupancy of 95 %, two multi-family properties located in Denver and Phoenix, a community shopping center located in Northern New Jersey and an investment in a direct financing lease related to a property located in Northern New Jersey. The sales of various multi-family properties in 1996, 1997 and 1998 are discussed in Note 3. Of the 22 properties owned by the Company, 17 are indirectly or directly owned by American Real Estate Investment, L.P. (the "Operating Partnership") and 5 are owned directly by the Company. The Company conducts all of it's service operations, including leasing, property management and other services through an equity investee of the Operating Partnership, American Real Estate Management, Inc., formerly Penn Square Properties, Inc. (the "Management Company") which was acquired as a result of the transactions consummated on December 12, 1997.

2. Summary of Significant Accounting Policies:

   Principles of Consolidation

      The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 57% at December 31, 1997. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly- owned subsidiaries as of December 31, 1997 and their operations for the years ended December 31, 1997 and December 31, 1996 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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


                                                         Years
                                                       ----------
           Buildings and improvements                    10-35
           Land improvements                                15
           Furnishings and equipment                      3-10

      The Company accounts for properties as assets held for sale when they have committed to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. The two remaining multi-family assets of the Company have been shown in the accompanying balance sheet as assets held for sale. In accordance with Financial Accounting Standard No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of",("SFAS No. 121") the Company has suspended depreciation charges on these assets since August 20, 1997, the date the agreements with McBride and Hudson Bay were executed and the disposition plans were adopted.

      In accordance with SFAS No. 121, the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss. The impairment loss is measured as the amount that the carrying value of the asset exceeds the fair value of the asset. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows. Based upon Management's review, no such provision is necessary at December 31, 1997.

The Company has a $1,920,000 net investment in a lease, acquired as part of the McBride Portfolio acquisition (Note 3), which has been accounted for as a direct financing lease as a result of the tenant's purchase option at the end of the lease term in 2004. At December 31, 1997, the net investment in this lease consists of the gross investment of $3,150,000, net of unearned income of $1,230,000. The unearned income is amortized over the lease term as annual rent payments of $525,000 are collected in order to produce a constant periodic rate of return on the net investment in this lease.

   Equity Method Investments

      The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the preferred stock of the Management Company. The Company sold its non-controlling general partner interest in Emerald Vista Associates, L.P. in September 1997 as discussed in Note 3. Summarized financial information for Emerald Vista Associates, L.P. is shown in
Note 11.

   Cash and Cash Equivalents and Restricted Cash

      For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents security deposits from tenants and amounts in escrow for payment of property taxes, insurance or capital improvements, as required by the Company's lenders and amounts held by qualified intermediaries for future deferred exchanges in accordance with
Section 1031 of the Internal Revenue Code.

   Deferred Financing and Leasing Costs

      Deferred financing costs are amortized on a straight-line basis over the life of the related mortgage loans. Amortization is included in interest expense in the accompanying statements of operations. Deferred leasing costs are amortized on a straight-line basis over the life of the related leases.

   Fair Value of Financial Instruments

      Fair values of current assets and payables approximate their carrying amount due to their short-term nature. The carrying amounts of the mortgage notes payable at December 31, 1997 approximated their respective fair values, as determined by using yearend interest rates and market conditions.

   Allocations of Income and Distributions of Cash

      Effective with the December 12, 1997 amendment to the Operating Partnership agreement, net income and losses of the Operating Partnership are allocated to the Company and limited partners in accordance with their respective ownership interests which were 57% and 43%, respectively, at December 31, 1997. For the periods prior to this amendment, the net income of the Operating Partnership for each year was allocated as follows: an amount representing 80% of the number of common shares outstanding at the end of each calendar year (equivalent to approximately $904,000 and $897,000, respectively, for 1997 and 1996) was allocated to the Company. Any remaining net income for each such year was then allocated to the limited partners until the cumulative net income allocated to the limited partners for the current and all prior years is equal to approximately 42% of total cumulative net income since inception. In 1996, approximately $605,000 of net income, was allocated to the limited partners in accordance with this provision. As a result of the additional amounts allocated to minority interest during 1996, no additional amounts of cumulative net income were allocated to the minority interest in 1997. Thereafter, all net income was allocated to the Company and the limited partners in accordance with their percentage interests.

      Net losses of the Operating Partnership are allocated to all the partners in proportion to their percentage interests in accordance with the terms of the partnership agreement.

      In the event of liquidation of the Operating Partnership, its assets will be distributed in accordance with all the partners' capital accounts. Liquidating distributions to the limited partners will be adversely affected to the extent profits were allocated to the Company rather than the limited partners. In certain instances in which cash distributions by the Operating Partnership exceed its net income, distributions to holders of Common Stock may be taxed as dividends whereas distributions to limited partners may constitute a return of capital.

   Revenue Recognition

      Revenue is recognized on the accrual basis of accounting. Rental income under leases in excess of one year in length is recognized using the straight line method under which contractual rent increases are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company.

   Income Taxes and Other

      The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury Regulations, commencing with its taxable year ended December 31, 1993. The Company believes that it is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code.

      A REIT is generally not subject to Federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders as the REIT provisions of the Internal Revenue Code generally allow a REIT to deduct dividends paid to its shareholders to the extent it distributes annually at least 95% of its taxable income and satisfies certain other requirements.Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax at regular corporate rates on its taxable income. The Company's dividends of approximately $0.87 and $0.85 per share paid in 1997 and 1996, respectively, were allocated to the shareholders on the following basis for 1997 and 1996, approximately $0.06 and $0.52 per share represented ordinary income and approximately $0.81 and $0.33 per share represented return of capital and long-term capital gain, respectively.

      The Company and certain of its subsidiaries are subject to certain state and local taxes. The provision for these taxes has been reflected in general and administrative expense in the accompanying financial statements. The Management Company is subject to Federal, state and local taxes on it's income as it is organized as a "C" corporation.

      There are differences in the Company's bases of assets and liabilities, specifically relating to minority interest, between financial reporting and the tax basis used for completion of annual Federal and state income tax returns. The Federal tax basis of the Company's real estate at December 31, 1997 was approximately $87,000,000.

   Earnings per Share

      In 1997, The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which is effective for periods after December 15, 1997 and requires the restatement of all prior period earnings per share ("EPS") data presented. SFAS No. 128 established simplified standards for computing and presenting EPS and supercedes the standards in APB Opinion No.15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

   Reclassifications

      Certain amounts in the 1996 consolidated financial statements have been reclassified in order to present these amounts on a basis consistent with the presentation in the 1997 consolidated financial statements.

3. Significant 1997 and 1996 Transactions:

   December 12, 1997 Transactions

      On December 12, 1997, the Company consummated the acquisition of the McBride Portfolio which was effected through the contribution by McBride Hudson Bay, L.P. and various entities affiliated with it (collectively, "McBride") of interests in certain entities owning 15 office and industrial properties located in Northern New Jersey, the merger of Fairlawn Industrial Park, Inc. ("FLIP") with and into the Company and $8,400,000 in cash in return for the issuance of 2,001,132 shares of Common Stock, 2,998,867 units of limited partnership interests of the Operating Partnership ("OP Units"), representing aggregate consideration valued at approximately $55,000,000, a seven year warrant to acquire 125,000 OP Units at an exercise price of $11 per OP Unit and the assumption of $45,000,000 of mortgage debt. These transactions were accounted for in accordance with purchase accounting. In connection with these transactions, the Company also acquired McBride's rights to acquire seven industrial properties totaling approximately 1,200,000 square feet, which are discussed further below. These acquisitions were consummated in December 1997 and January 1998.

      The Company also acquired all of the outstanding preferred stock of the Management Company, a full service real estate management, leasing, construction and brokerage company located in Plymouth Meeting, Pennsylvania in consideration for the issuance of 363,636 OP Units valued at $4,000,000, and seven year warrants to acquire 250,000 OP Units at an exercise price of $11 per OP Unit. This transaction was accounted for in accordance with purchase accounting. Simultaneous with these transactions, Hudson Bay Partners II, L.P. ("Hudson Bay"), CRA Real Estate Securities and Robert Branson, a new director of the Company, invested an aggregate of $21,600,000 in the Company in return for the issuance of an aggregate of 1,963,635 shares of Common Stock. Hudson Bay was issued a seven year warrant to purchase 300,000 shares of Common Stock at an exercise price of $11 per share. Hudson Bay is a discretionary investment fund formed to make strategic investments in real estate and real estate related securities.

      As a result of these transactions, David F. McBride became Chairman of the Board and a director of the Company, Jeffery E. Kelter became President and a director of the Company, and three other individuals were elected directors of the Company. James Mulvihill and Evan Zucker, the former Chairman and President, respectively, will remain as directors of the Company however; their respective consulting and employment agreements and outstanding options, along with the employment agreement and outstanding options of Rick Burger, an officer of the Company, were terminated on December 12, 1997. Pursuant to the terms of their agreements with the Company, these executives elected to receive the termination payments in the form of 171,266 shares of Common Stock. The cost of terminating these agreements and canceling 388,700 of outstanding options to these executives was $2,536,000, and was recorded as compensation expense upon the consummation of the transactions.

      In addition, 107,500 warrants issued to Dickenson & Co. and 175,000 warrants issued to D.H. Blair Holdings, Inc., an affiliate of a limited partner of the Operating Partnership, in conjunction with the acquisition of Quadrangles Village Apartments, were terminated for cash payments, which were expensed upon the consummation of the transactions, aggregating $667,000.

   Other Industrial Property Acquisitions

      In December 1997, the Company, through it's Operating Partnership, acquired the following industrial properties, which were accounted for in accordance with purchase accounting, all of which are located in Eastern
Pennsylvania:

                                                                         Net
                                       Acquisition     Debt Assumed   Leasable
    Property            Location          Price         or Funded    Square Feet
------------------  ----------------- --------------   ------------  -----------
One Tabas Lane      Exton, PA          $4,310,000      $2,878,000      150,000
Two Tabas Lane      Exton, PA           6,200,000       4,382,000      150,000
1305 Goshen Road    West Chester, PA    4,718,000       3,358,000       90,000
100 Oak Hill Drive  Mountain Top, PA    2,816,000       1,155,000      105,000
1057 Arnold Road    Reading, PA         5,894,000       3,500,000      219,000
1091 Arnold Road    Reading, PA         3,965,000        ---           133,000
                                      -----------      -----------     -------
                                      $27,903,000      $15,273,000     847,000
                                      ===========      ===========     =======

   Sales of MultiFamily Residential Properties and Interest in Limited
Partnership

      The Company sold the following during 1997:



Property/Partnership
Interest               Timberleaf       Sedona     Emerald Vista
(Transaction date)   (February 28)    (August 29)  (September 26)   Totals
------------------   -------------    -----------  --------------   ------
Sales price            $ 9,115,000    $ 9,150,000    $  2,000,000   $ 20,265,000
Less:
Transaction costs           16,000        406,000           3,000        425,000
Net book value of
property at sale
date                     8,696,000      5,291,000       1,245,000     15,232,000
                       -----------    -----------    ------------   ------------

Gain on sales          $   403,000    $ 3,453,000    $    752,000   $  4,608,000
                       ===========    ===========    ============   ============


      The $3,080,000 of proceeds from the Sedona sale were reinvested as part of a deferred exchange in accordance with Section 1031 of the Internal Revenue Code. This deferred exchange was consummated on January 9, 1998 as part of the acquisition of 101 Commerce (Note 12). Accordingly, no taxable gain was generated in 1997 from the Sedona sale.

      On December 20, 1996, the Company sold a 150 unit multi-family residental property known as the International Apartments located in Denver, Colorado area for a gross selling price of $3,050,000 and recorded a gain of $1,786,000 on this sale.

      See Note 12 for the Company's pro forma of the property acquisitions and dispositions discussed above and the for the transactions which occurred subsequent to December 31, 1997.

4. Investment in Real Estate:

At December 31, 1997, the Company owned and operated multi-family residential, industrial, office and other properties as follows:



                  Land and Land  Buildings and                Accumulated
Asset Type        Improvements   Improvements      Total      Depreciation
----------        ------------   -------------  ----------    ------------
Multi-family     $  6,517,000   $ 25,188,000   $ 31,705,000   $  2,838,000
Industrial         10,654,000     44,551,000     55,205,000         53,000
Office             11,142,000     46,940,000     58,082,000         56,000
Other               1,540,000      6,611,000      8,151,000          8,000
                 ------------   ------------   ------------   ------------
Total            $ 29,853,000   $123,290,000   $153,143,000   $  2,955,000
                 ============   ============   ============   ============

       A 300 unit apartment complex known as Americana Lakewood was sold by the Company on January 9, 1998 (Note 12 ). The Company owned a general partner interest in Emerald Vista Associates, L.P. ("Emerald Vista") through American Emerald Partners, L.P. Emerald Vista owned the 456 unit Emerald Pointe multifamily residential property. In accordance with the terms of the amended partnership agreement of Emerald Vista, American Emerald Partners, L.P. was entitled to receive 50% of the excess cash flow available for distribution after the payment of a 15% cumulative preferential return on its net equity investment. The Company sold it's general partnership interest in this property on September 26, 1997 for a gross selling price of approximately $2,000,000.

      The Company owned a 450 unit multifamily residential property known as Timberleaf apartments. This property was sold for $9,115,000 on February 28, 1997. The Company owns a 510 unit multifamily residential property known as Quadrangles Village apartments. On February 26, 1998, an agreement of sale was signed for this property for a selling price of approximately $27,000,000 . The consummation of this transaction is subject to the completion of the buyer's due diligence and approvals from HUD and the lender under the bond indenture.

      The multifamily assets owned at December 31, 1997 are shown in the accompanying balance sheet as assets held for sale in accordance with the Company's policy discussed in Note 2.

5. Mortgage Notes Payable:

The following table presents outstanding mortgage notes payable as of December 31, 1997:


                                                                       Balloon
                                              Periodic                 Payment
                       Interest   Maturity    Payment    Principal      Due At
                         Rate       Date       Date       Balance      Maturity
                       --------  -----------  --------  -----------   ----------
Office / Industrial

Nomura (various
properties)            7.71%     10/01/2022     (1)    $44,910,000   $ 2,919,000
One Tabas Lane         8.25%     09/01/2000     (1)      2,872,000     2,657,000
Two Tabas Lane         8.50%     09/01/2005     (1)      4,374,000     3,220,000
1305 Goshen Parkway    8.50%     09/01/2005     (1)      3,351,000     2,467,000
100 Oak Hill Drive     7.50%     09/01/2000     (3)      1,155,000     1,155,000
1057 Arnold            7.75%     04/02/1998     (2)      3,500,000     3,500,000
                                                       -----------
                                 Weighted              $60,162,000
                       7.84%    average rate           ===========

Multifamily

Americana Lakewood
Apartments             8.24%     04/30/2000     (4)     $10,088,000  $10,088,000
Quadrangles Village
Apartments             6.35%     05/01/2026     (5)     16,251,000
                                                       -----------
                                                        26,339,000
                                                       -----------
     Total all properties                              $86,501,000
                                                       ===========

(1)   Amortizing monthly with a balloon payment at maturity.
(2) Non-amortizing. Interest is payable at a variable rate equal to 1 month LIBOR plus 2%
(3)   Non-amortizing.
(4) Non-amortizing. Interest is payable at a variable rate equal to GECC Commercial Paper Rate plus 2.45%.
(5)   Fully amortizing through maturity.

Office/Industrial Properties

      As a result of the McBride transactions (Note 3), the Company assumed an aggregate of approximately $45,000,000 for four separate mortgage notes payable with Nomura Asset Capital Corporation which originated on September 22, 1997. These mortgage notes payable consist of four separate notes which bear interest at a fixed rate of 7.71%. Aggregate monthly principal and interest payments of $338,717 are due until the notes mature in October 2022. The notes are not prepayable until after October 24, 1999, the second anniversary of the effective date of the securitization of these notes, and are prepayable from that time through July 11, 2007, with the payment of a prepayment penalty. On or after July 11, 2007, the notes can be prepaid without a prepayment penalty.

      Commencing on October 11, 2007, the interest rate on these notes will change to the greater of 12.71% or the Treasury Rate, as defined, plus 6.5% (the "Additional Interest Rate"). To the extent Excess Cash Flow, as defined, generated from ten of the properties acquired from McBride ("the Mortgaged

Properties"), is insufficient to pay interest at the Additional Interest Rate, the remaining interest will be deferred and accrued to the principal balance of the notes. Beginning November 11, 2007, 100% of the Excess Cash Flow, as defined, attributable to the Mortgaged Properties shall be paid monthly to reduce the then outstanding principal and accrued interest, if any. These notes are secured by a first lien on the Mortgaged Properties and contain cross-default and cross-collateralization provisions among the three borrowing entities which are indirectly owned by the Operating Partnership and another entity which is owned by the Company. In addition, certain individuals affiliated with McBride who are stockholders in the Company and limited partners in the Operating Partnership have guaranteed $20,000,000 of the outstanding principal at December 31, 1997.

As a condition of the mortgage notes payable, initial cash reserves of approximately $330,000 were required to be established to fund real estate taxes, insurance, tenant rollover costs and capital reserves. The Company is required to continue to fund these reserves on a monthly basis. The aggregate amount funded on a monthly basis is approximately $33,000. Funds in the tenant rollover and capital reserves accounts are to be utilized by the Company to fund certain capital improvements, repairs, tenant improvements and leasing commissions related to the properties. The aggregate balance in these reserve accounts at December 31, 1997 was approximately $330,000.

The Company has five additional mortgages outstanding which aggregate $15,252,000 as of December 31, 1997 which were assumed or originated to fund the acquisition of certain properties during 1997 (Note 3). These mortgages have maturity dates ranging from 1998 through 2005. Four of the five mortgages have fixed interest rates ranging from 7.50% to 8.50%. The other mortgage, which has a balance of $3,500,000 at December 31, 1997, has an interest rate equal to one-month LIBOR plus 2.0% ( 7.50 % at December 31, 1997). The fixed rate mortgages, excluding the mortgage note related to 100 Oak Hill Drive, require prepayment penalties upon prepayment which are equal to 1% of the balance prepaid for each year remaining on the mortgage note until its maturity. The One Tabas, Two Tabas and 1305 Goshen Parkway mortgages are cross-collaterlized and cross-defaulted.

Multi-family Properties

      In April 1995, the Company refinanced the mortgage note payable collateralized by Americana Lakewood Apartments with a $10,500,000 mortgage loan from General Electric Capital Corporation ("GECC"). On March 31, 1997, the GECC mortgage note payable was modified and the interest rate was reduced to GECC's composite commercial paper rate plus 2.45% from the composite commercial paper rate plus 3.75%. The mortgage note payable requires monthly interest payments through April 2000. In addition, quarterly principal payments are required based on a stipulated percentage of the Excess Cash Flow, as defined, from Americana Lakewood Apartments. The note requires a balloon payment in the amount of the outstanding principal balance on April 30, 2000 and is prepayable prior to March 1, 1998 only in the event the prepayment results from a sale of the property. This mortgage note was prepaid without penalty on January 9, 1998 as a result of the sale of the property.

      The mortgage note payable collateralized by the Timberleaf apartments property had a principal balance of $6,372,130 as of December 31, 1996 and bore interest at 9.0%. The note payable required monthly principal and interest payments of $52,300 through March 2004. The $6,363,000 outstanding balance of this note was assumed by the buyer as a result of the sale of this property on February 28, 1997.

      The mortgage note payable collateralized by the Quadrangles Village apartments property had a principal balance of approximately $16,251,000 and 16,448,000 as of December 31, 1997 and 1996, respectively and bears interest at 6.35% under financing provided by the United States Department of Housing and Urban Development. . The note payable requires monthly principal and interest payments of $103,031 through May 1, 2026. The note cannot be prepaid prior to June 2003, and thereafter contains a prepayment penalty as follows: 2% from June 2003 to May 2004; 1% from June 2004 to May 2005; 0% thereafter. Under the terms of the existing agreement of sale for this property this debt will be assumed by the buyer.

      The installment loan collateralized by Sedona apartments had a principal balance of approximately $4,212,000 as of December 31, 1996. This loan which bore interest at the bank's prime rate plus 0.5% (8.75% at December 31, 1996) was due on August 31, 1998. On January 31, 1997, this loan was refinanced by a $5,700,000 mortgage note from GMAC Commercial Mortgage Corporation. This note bore interest at one-month LIBOR plus 2.5%, required principal and interest payments based on a 25 year amortization schedule and was scheduled to mature August 1, 1998. This loan was repaid from the proceeeds of the sale of Sedona on August 29, 1997.

      Maturities of mortgage notes payable as of December 31, 1997 are as follows:


                     Office/Industrial       Multifamily             Total
                    -------------------  -------------------   -----------------
        1998           $ 4,345,000          $   210,000          $ 4,555,000
        1999               915,000              224,000            1,139,000
        2000             2,146,000           10,324,000           12,470,000
        2001             1,073,000              255,000            1,328,000
        2002             1,163,000              271,000            1,434,000
2003 and thereafter     50,520,000           15,055,000           65,575,000
                       -----------          -----------          -----------

                       $60,162,000          $26,339,000          $86,501,000
                       ===========          ===========          ===========

6. Related Party Transactions:

      The Company subleases office space in Denver, Colorado from Black Creek Capital, LLC . The lease agreement contains provisions for a monthly lease payment of $1,346 and expires December 31, 1999. A former officer and current director and another director of the Company are principal officers and members of Black Creek Capital, LLC. In connection with the December 12, 1997 transactions, the Company will close this office in the second quarter of 1998 and is obligated to continue these payments through December 31,1999. The cost of the termination of approximately $40,000 has been accrued at December 31, 1997.

      The former President and Chief Executive Officer and Treasurer of the Company each earned a bonus of $25,000 during 1997 and 1996 for achieving the funds from operations benchmark which was stipulated in the Company's original prospectus dated November 3, 1993.

      The former President and Chief Executive Officer, and former Chairman of the Company each received compensation on a quarterly basis in the form of Common Stock issued by the Company. Members of the Board of Directors who are not officers of the Company received a portion of their compensation on a quarterly basis in the form of Common Stock issued by the Company. Total Common Stock compensation was approximately $41,000 and $162,000 to officers and directors of the Company for the years ended December 31, 1997 and December 31, 1996, respectively.

      The Company issued Common Stock during 1996 in the amount of $52,500 at its then current market price to an entity, of which a limited partner of the Operating Partnership is Chief Executive Manager, in settlement of the balance of its fee earned for securing the Company's mortgage loan with GECC which was accrued as of December 31, 1995.

      The Company has leases with companies in which the Chairman of the Board is an officer, and for certain of these companies, a shareholder. The annual aggregate base rental revenue under these leases is approximately $236,000., of which approximately $12,000 is included in rental income in the accompanying financial statements as these leases relate to properties acquired in the December 12, 1997 transactions.

      At December 31, 1997, the Company has a payable of approximately $200,000 to an affiliate of the Chairman of the Board related to certain prorated amounts for the December 12, 1997 transactions.

      Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. Jeffery E. Kelter, Hudson Bay Partners, L.P. and McBride own 40%, 30% and 30%, respectively, of the common stock of the Management Company. The Management Company manages all but two of the Company's properties. No management fees were paid to the Management Company in 1997. The Management Company manages two properties which are owned by entities, other than the Company, in which Mr. Keller has a general partnership interest. In 1997, the Company advanced $150,000 to the Management Company to fund working capital requirements.

7. Operating Leases:

   The Company's properties are leased to tenants generally under operating leases with expiration dates extending through 2015. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses and tenants with month-to-month leases aggregating approximately $150,000 of annual rent, as of December 31, 1997 are as follows:


                           1998              12,660,000
                           1999              12,256,000
                           2000              11,301,000
                           2001              10,193,000
                           2002               9,192,000
                        Thereafter           34,428,000

No tenant represented more than 10% of the minimum rental revenues for the year ended December 31, 1997.

8. Stock Options, Stock Warrants and Conversion Rights:

   Stock Options

      The Company's 1993 Omnibus Incentive Plan (the "Plan") has authorized the grant of compensatory awards representing 250,000 shares of Common Stock consisting of stock options, stock awards, stock appreciation rights and other stock-based awards to certain officers and employees. Incentive stock options, are to be granted at not less than the fair market value of the

Company's stock on the date of the grant and the term cannot exceed ten years. The vesting period of each grant varies and is determined at the date of grant. In 1997, the stockholders approved an increase in the amount of shares available for issuance under this Plan to 500,000. All awards granted in 1997 and 1996, which were cancelled in December 1997 as discussed below, vested over the year in which they were granted. Incentive options granted to shareholders owning 10% or more of the Common Stock cannot be at less than 110% of the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years.

      On August 31, 1994, the Company adopted and authorized the 1994 Non-Employee Stock Option Plan (the "Non-Employee Plan") and 150,000 shares were authorized thereunder in the form of non-qualified stock options for issuance to certain directors or consultants. In 1997, the stockholders approved an increase in the amount of shares available for issuance under the Non-Employee Plan to 300,000. The exercise price for each option granted under the Non-Employee Plan cannot be less than the fair market value of the Company's Common Stock underlying the option at the date of grant. The term of each option is ten years and each option is exercisable upon the date of grant, provided that the option holder remains a director, employee or consultant to the Company during the exercise period.

      In conjunction with the 1993 initial public offering, certain officers and directors received 186,700 10-year options at an exercise price of $10.00 per share, all of which remained outstanding as of December 31, 1996. These options vested immediately for the former Chairman of the Board and the President and over a two year period for the other former officer. As discussed below, these options were cancelled as a result of the December 12, 1997 transactions.

The following tables show the activity and balances for each plan for 1997 and 1996:


                                         1997                   1996
                                             Exercise                Exercise
 1993 Omnibus Incentive Plan     Options      Price      Options      Price
 ---------------------------   ----------------------  ----------------------
Outstanding, beginning of year    82,000                  47,000
Granted                           45,000      $10.00      35,000      $10.00
Exercised                          -----                   -----
Forfeited                       (127,000)     $10.00       -----
                               ----------  ----------  ----------  ----------
Outstanding, end of year           -----       -----      82,000      $10.00
                               ----------  ----------  ----------  ----------

      Non-Employee Plan
      -----------------
Outstanding, beginning of year   104,000                  64,000
Granted                           55,000      $10.00      40,000      $10.00
Exercised                         (5,000)     $10.00       -----
Forfeited                        (97,500)     $10.00       -----
                               ==========  ==========  ==========  ==========
Outstanding, end of year          56,500      $10.00     104,000      $10.00
                               ==========  ==========  ==========  ==========


      Any award issued under the plans which is forfeited, expires or terminates prior to vesting or exercise is available for future award under the plans. In connection with the December 12, 1997 transactions, 388,700 options (including the 186,700 of options issued in connection with the 1993 Initial Public Offering ("IPO") in 1993) held by certain executives were cancelled, in consideration for payments aggregating $1,423,924 which the executives elected to receive in the form of 129,449 shares of Common Stock which were issued on December 12, 1997 and 22,500 options awarded to certain directors in 1997 were cancelled at no cost to the Company.

      The Company accounts for its stock-based options under Accounting Principles Board Opinion No. 25, under which no compensation expense related to options has been recognized, as all options have been granted with an exercise price equal to or greater than the fair value of the Company's Common Stock on the date of grant. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") for disclosure purposes in 1996. In accordance with SFAS No. 123, the fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions for 1997 and 1996, respectively:
7.00% dividend yield; an expected life of 10 years; expected volatility of 27% and 20%; and a risk free interest rate of 5.74% and 6.42%. The weighted average fair value of those shares granted in 1997 and 1996 was $1.08 and $.59 , respectively, per share. The weighted average remaining contractual life for the options granted in 1997 and 1996 that were outstanding at December 31, 1997 was
7.5 years.

      Using these assumptions, the fair value of the stock options granted in 1997 and 1996, which were not cancelled as a result of the December 12, 1997 transactions, was approximately $8,000 and $44,000 , respectively. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income would have been reduced to the following pro forma amounts:

                                           Year Ended          Year Ended
                                          December 31,        December 31,
                                              1997                1996
                                        ----------------    ----------------
      Net income:
               As reported                 $1,243,000          $1,104,000
               Pro forma                   $1,238,000          $1,078,000

      Basic earnings per share:
               As reported                    $.92                $1.00
               Pro forma                      $.92                $ .97

      Diluted earnings per share:
               As reported                    $.88                $1.00
               Pro forma                      $.88                $ .97


   Warrants



      In conjunction with the IPO, Dickinson & Co. received a warrant to purchase up to 107,500 shares of Common Stock at an exercise price of $16.50 per share at any time during the period from November 3, 1993 to November 2, 1998, at which time the warrant expires. In conjunction with the acquisition of Quadrangles Village apartments, D.H. Blair Holdings, Inc. received a warrant to purchase 175,000 shares of Common Stock at a price of $10.00 per share at any time during the period from December 2, 1994 to December 2, 1999, at which time the warrant expires. The warrant was transferred to a limited partner of the Operating Partnership at the time the note was purchased. Both of these warrants were terminated in connection with the December 12, 1997 transactions for cash payments of $25,000 and $641,000, respectively.

      In connection with the transactions which occurred on December 12, 1997, 300,000 Common Stock warrants were issued to Hudson Bay and 250,000 and 125,000 OP Unit warrants were issued to Jeffery Kelter and David McBride, respectively, at an exercise price of $11 per share or OP Unit. The Common Stock and OP Unit warrants expire on December 12, 2004 and may not be sold, transferred or assigned before December 12, 1998. The Common Stock warrants issued to Hudson Bay and the OP Unit warrants issued to Jeffery Kelter and David McBride were valued as of December 12, 1997 at $685,000 and are shown in the accompanying balance sheet as a separate component of shareholders' equity.

   Conversion Rights

      Pursuant to the partnership agreement, which was amended and restated on December 12, 1997, the limited partners of the Operating Partnership received a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into shares of Common Stock or cash, as selected by the Company at any time on a one for one basis. Limited partners may exercise their conversion right only once during each calendar quarter. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company's Common Stock. The limited partners, in the aggregate, could convert their partnership interests in the Operating Partnership into 4,058,270 shares of Common Stock as of December 31, 1997 and 725,064 shares of Common Stock as of December 31, 1996. OP Units totaling 96,240 were converted to Common Stock in 1997 and no OP Units were converted during 1996.

9. Earnings Per Share:

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No.128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held Common Stock or potential Common Stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                                                        BASIC           DILUTED
                                                      ----------      ----------
Year Ended December 31, 1997
Net Income                                            $1,243,000      $1,243,000
                                                      ==========
Add: Minority interest allocation                             --         876,000
                                                                      ----------
                                                                      $2,119,000
                                                                      ==========
Weighted average number of shares outstanding          1,347,297       1,347,297
Stock equivalents                                             --       1,056,707
                                                      ----------      ----------
                                                       1,347,297       2,404,004
                                                      ==========      ==========

Earnings per Share                                    $      .92      $      .88
                                                      ==========      ==========

Year Ended December 31, 1996
Net Income                                            $1,104,000
                                                      ==========

Add: Minority interest allocation

Weighted average number of shares outstanding          1,106,379
Stock equivalents                                             --
                                                      ----------
                                                       1,106,379
                                                      ==========

Earnings per Share                                    $     1.00
                                                      ==========

      The diluted EPS calculation for 1996 was not included above as the effect of the convertible OP Units of 680,746 was anti-dilutive for 1996.


      In 1997 and 1996, the Company's stock equivalents consisted of the following:

                                                         1997            1996
                                                      ----------      ----------
Options and warrants                                      92,973              --
Convertible OP Units                                     963,734         680,746
                                                      ----------      ----------
                                                       1,056,707         680,746
                                                      ==========      ==========

10. Commitments and Contingencies:

      The Company and an affiliated entity were defendants in a lawsuit which commenced in December 1995 in the Superior Court of the State of California, County of San Diego, by Emerald Vista, Inc., Emerald Vista Associates, L.P. (the "Partnership") and Schickler Meringoff Properties. The Partnership owned the Emerald Pointe apartments. The plaintiffs alleged that the defendants, in connection with an inspection of the partnership's apartment property in June 1995, breached their fiduciary duties to the plaintiffs and both negligently and intentionally interfered with contracts of employment between the manager of the property and certain of its employees. Plaintiffs were seeking damages, declaratory and injunctive relief among other remedies. This litigation was settled in 1997, as a result of the settlement the plaintiffs were given the option to acquire the Company's interest in the

Partnership for $2,000,000. This option was exercised and the partnership interest was sold on September 26, 1997.

      Beginning in November 1997, the Company is a sub-lessor under a lease for it's Plymouth Meeting, Pennsylvania corporate offices which require monthly rental payments of $9,300, plus its share of operating expenses, until expiration in March 2000.

      The Company entered into employment agreements with two former officers of the Company and a consulting agreement with the former Chairman of the Board. The employment agreements were for an initial term of three years ending in November 1996. Employment agreements for these two officers of the Company were extended through December 31, 1999 at specified compensation levels, including stipulated severance packages upon termination of either agreement prior to December 31, 1999. As discussed in Note 3, these agreements were terminated effective December 12, 1997. Pursuant to the terms of these agreements, these former officers elected to receive these payments in 41,817 shares of Common Stock. Accordingly, the cost of terminating these agreements of approximately $620,000 , based upon the December 12, 1997 market price of the Common Stock, was expensed upon the closing of the December 12, 1997 transactions.

      As a result of the December 12, 1997 transactions, two officers of the Company were given three-year employment agreements which provide for aggregate initial base compensation of $400,000 subject to increases as approved by the Compensation Committee, among other incentive compensation.

11. Investment in Partnership:

      During 1994, the Company acquired a 50% general partnership interest in Emerald Vista. This general partnership interest was sold September 26, 1997 (Note 3). In accordance with the partnership agreement, the Company was entitled to receive 50% of the excess cash flow available for distribution, as defined, after the payment of a 15% cumulative preferential return on its net equity investment. The Company was a co-general partner and, based on the partnership agreement which states that the other general partner is the managing general partner, did not control Emerald Vista. Accordingly, the Company recorded its investment in Emerald Vista under the equity method and recorded its equity in earnings based on its allocable share of the net income or loss from Emerald Vista.

      The Company's investment in Emerald Vista ($1,190,611 at December 31,
1996) was in excess of its share in the existing equity as of the date of its acquisition. The Company amortized the amount of its investment in excess of its share in the underlying equity using the straight-line method. The amortization is recorded on a pro rata basis to interest expense and depreciation expense in the accompanying financial statements. In 1997 and 1996, $356,000 and $530,000, respectively, was amortized related to this excess investment.

   Summarized Financial Data

      The following is a summary of Emerald Vista's statement of operations for the nine-month period ended September 26,1997, the date the partnership interest was sold, and the year ended December 31, 1996:

                                         For Nine Month
                                            Period
            Statements of Operations         1997               1996
            ------------------------      -----------       ------------
             Revenues                     $ 2,172,000       $  2,886,000
             Operating expenses            (1,368,000)        (1,837,000)
             Interest Expense                 (79,000)          (111,000)
                                          -----------       ------------
             Net Income                   $   725,000       $    938,000
                                          ===========       ============


12. Subsequent Events:

      In January 1998, the Company consummated the acquisitions of 101 Commerce Drive, a 597,000 square foot refrigerated warehouse/distribution center located in Mechanicsburg, PA which is net leased to Hershey Foods Corporation through 2012 for a purchase price, including closing costs, of approximately $ 26,300,000 and One Philips Drive, a 400,000 square foot warehouse distribution center located in Mountain Top, PA which is net leased to Philips Electronics Corporation through 2007, for a purchase price, including closing costs, of approximately $11,100,000.

      On January 9, 1998, the Company consummated the sale of the Americana Lakewood Apartments for a selling price of approximately $15,000,000. The cash proceeds from the sale were utilized to repay the $10,000,000 mortgage note outstanding. On February 26, 1998, the Company signed an agreement to sell Quadrangles Village Apartments for a gross selling price of approximately $27,000,000. The consummation of this sale is subject to the buyer's due diligence and related approvals from HUD and the lender under the bond indenture.

      On February 4, 1998, the Company announced the signing of definitive agreements to acquire a ten building portfolio totaling approximately 790,000 square feet located in suburban Albany, New York for a purchase price of approximately $58,000,000 from the Galesi Group ("Galesi"). The portfolio is to be contributed to the Operating Partnership in exchange for the issuance of approximately 1,363,000 LP Units in the Operating Partnership and the assumption of related indebtedness. As part of this transaction, the Company will also enter into an operating agreement with the Galesi and Columbia Development ("Columbia") that will grant additional rights and options to the Company related to other properties and land controlled by Galesi and Columbia. These transactions are anticipated to be consummated in the second quarter of 1998.

      On February 24, 1998, the Company announced the signing of definitive agreements to acquire two industrial distribution complexes located in Liverpool, New York and Harrisburg, Pennsylvania totaling approximately 1,100,000 square feet for an aggregate purchase price of approximately $27,400,000. These transactions were consummated on March 27, 1998.

      The Company announced on February 18, 1998 that it had declared a cash dividend of $0.22 per share for the quarter ended December 31, 1997 payable on March 16, 1998 to shareholders of record on March 2, 1998.

Pro Forma Operating Results

      Assuming the completion of acquisitions and dispositions discussed in Note 3 which occurred in 1997, the sale of Americana Lakewood on January 9, 1998 and the 1998 acquisitions of 101 Commerce Drive, One Philips Drive and the Liverpool, New York and Harrisburg, PA industrial distribution complexes, discussed above, as of as of January 1, 1997 and 1996, pro forma operating results are presented as follows:


                                                          For Year Ended
                                                           December 31,
                                                  ------------------------------
                                                      1997             1996
                                                   (unaudited)      (unaudited)

Total revenue                                     $ 26,327,000     $ 25,491,000
Operating income (1)                                 7,121,000        5,634,000
Minority interest                                   (3,062,000)      (2,479,000)
                                                  ------------     ------------
+Net income                                          4,059,000        3,155,000
                                                  ============     ============
Earnings per share
      Basic                                                .76              .60
                                                  ============     ============
      Diluted                                              .75              .60
                                                  ============     ============
Pro forma average number of shares
outstanding
      Basic                                          5,363,281        5,242,297
                                                  ============     ============
      Diluted                                        9,461,426        9,285,546
                                                  ============     ============


(1) Net of $4,763,000 and $4,740,000 in depreciation expense in 1997 and 1996, respectively.

      The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 1997 and subsequent to December 31, 1997, including adjustments for depreciation, based upon the acquisition price associated with the property acquisitions, and interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the year. The above pro forma amounts are also adjusted to reflect the impact of the multi-family property dispositions in 1997 and 1996 as if they were disposed of as of January 1, 1996.

      These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions had been consummated at the beginning of 1997 or 1996, nor do they purport to represent the future results of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                BY:            /S/ JEFFREY E. KELTER
                                     -----------------------------------------
                                            Jeffrey E. Kelter, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------


     /s/ DAVID F. MCBRIDE       Chairman of the
------------------------------    Board/Secretary and          March 30, 1998
       David F. McBride           Director

    /s/ JEFFREY E. KELTER       President and Director
------------------------------                                 March 30, 1998
      Jeffrey E. Kelter

    /s/ TIMOTHY E. MCKENNA      Treasurer (Principal
------------------------------    Financial and Accounting     March 30, 1998
      Timothy E. McKenna          Officer)

     /s/ TIMOTHY MCBRIDE        Director
------------------------------                                 March 30, 1998
       Timothy McBride

      /s/ ROBERT BRANSON        Director
------------------------------                                 March 30, 1998
        Robert Branson

     /s/ JAMES MULVIHILL        Director
------------------------------                                 March 30, 1998
       James Mulvihill

       /s/ EVAN ZUCKER          Director
------------------------------                                 March 30, 1998
         Evan Zucker

       /s/ DAVID LESSER         Director
------------------------------                                 March 30, 1998
         David Lesser