Form 10-Q
period 1998-03-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1998-05-15
CIK 906113

                       SECURITIES AND EXCHANGE COMMISSION
                                    PRIVATE
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

    [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

    Commission file number 1-12514

               American Real Estate Investment Corporation
               -------------------------------------------
          (Exact name of registrant as specified in its charter)

         Maryland                                       84-1246585
         --------                                       ----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

  620 West Germantown Pike, Suite 200, Plymouth Meeting, Pennsylvania 19462
  -------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (610) 834-7950
                                --------------
                       (Registrant's telephone number)

-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

    A total of 5,487,694 Common Shares of the Registrant's common equity were outstanding as of May 12, 1998.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 1998
                                     INDEX

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
               Consolidated Balance Sheet as of March 31, 1998
               (unaudited) and December 31, 1997                                    3

               Consolidated Statements of Operations (unaudited)
               for the three months ended March 31, 1998
               and March 31, 1997                                                   4

               Consolidated Statements of Cash Flows (unaudited)
               for the three months ended March 31, 1998
               and March 31, 1997                                                   5

               Notes to Consolidated Financial Statements                           7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                     10

PART II.   OTHER INFORMATION

Items 1 through 6                                                                  14

SIGNATURES                                                                         15


                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                 ASSETS                                 MARCH 31, 1998         1997
---------------------------------------------------     --------------     --------------
                                                          (UNAUDITED)
INVESTMENT IN REAL ESTATE:
  Land and land improvements.......................     $ 36,446,000       $ 23,336,000
  Buildings and improvements.......................      150,305,000         98,102,000
  Assets held for sale.............................       22,782,000         31,705,000
                                                        ------------       ------------
                                                         209,533,000        153,143,000
  Less- Accumulated depreciation...................       (2,612,000)        (2,955,000)
                                                        ------------       ------------
                                                         206,921,000        150,188,000
  Investment in direct financing lease.............        1,867,000          1,920,000
                                                        ------------       ------------
    Total investment in real estate, net...........      208,788,000        152,108,000
CASH AND CASH EQUIVALENTS..........................        2,994,000         17,672,000
RESTRICTED CASH....................................        1,217,000          1,243,000
CASH ESCROWS.......................................           --              3,764,000
ACCOUNTS RECEIVABLE................................          580,000            132,000
DEFERRED FINANCING COSTS ,net of accumulated
  amortization of $27,000 and $6,000...............          856,000            688,000
DEFERRED LEASING COSTS, net of accumulated
  amortization of $21,000 in 1998..................          905,000            782,000
INVESTMENT IN AMERICAN REAL ESTATE
  MANAGEMENT INC., at equity.......................        4,728,000          4,377,000
OTHER ASSETS, net of accumulated amortization
  of $4,000 and $112,000...........................          675,000            189,000
                                                        ------------       ------------
     Total assets.........................              $220,743,000       $180,955,000
                                                        ------------       ------------
                                                        ------------       ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY:
----------------------------------------------------
LIABILITIES:
  Mortgage notes payable.............................    118,343,000       $ 86,501,000
  Accounts payable...................................        860,000            379,000
  Accrued interest payable...........................         16,000            540,000
  Accrued expenses and other liabilities.............        943,000            692,000
  Deferred rent revenue..............................        430,000            119,000
  Accrued leasing commissions........................        883,000            782,000
  Security deposits..................................        644,000            650,000
                                                        ------------       ------------
     Total liabilities...............................    122,119,000         89,663,000
                                                        ------------       ------------

MINORITY INTEREST....................................     41,225,000         39,364,000
                                                        ------------       ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
    65,000,000 shares authorized;
    5,471,886 shares issued and outstanding..........          5,000              5,000

  Warrants...........................................        685,000            685,000
  Additional paid-in capital.........................     53,506,000         51,726,000
  Cumulative net income..............................      8,011,000          3,118,000
  Cumulative dividends...............................     (4,808,000)        (3,606,000)
                                                        ------------       ------------
     Total shareholders' equity......................     57,399,000         51,928,000
                                                        ------------       ------------
     Total liabilities and shareholders' equity......   $220,743,000       $180,955,000
                                                        ------------       ------------
                                                        ------------       ------------


    The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
REVENUE:
  Rents and fees......................................................................  $  5,263,000  $  2,163,000
  Reimbursement revenue and other income..............................................       478,000        64,000
                                                                                        ------------  ------------
     Total revenue....................................................................     5,741,000     2,227,000
                                                                                        ------------  ------------
OPERATING EXPENSES:
  Repairs and maintenance.............................................................       121,000       130,000
  Property taxes......................................................................       290,000        94,000
  Property management fees............................................................       168,000        77,000
  Utilities...........................................................................       191,000       251,000
  Payroll.............................................................................       118,000       163,000
  Other property operations...........................................................        54,000       224,000
  General and administrative..........................................................       160,000       228,000
  Depreciation and amortization.......................................................       932,000       287,000
  Interest expense....................................................................     1,915,000       897,000
                                                                                        ------------  ------------
     Total operating expenses.........................................................     3,949,000     2,351,000
                                                                                        ------------  ------------
     Operating (loss) income..........................................................     1,792,000      (124,000)

EQUITY IN (LOSS) EARNINGS FROM INVESTMENT.............................................      (162,000)      129,000
                                                                                        ------------  ------------
INCOME BEFORE GAIN ON SALES OF PROPERTY...............................................     1,630,000         5,000

GAIN ON SALES OF PROPERTY.............................................................     6,880,000       403,000

MINORITY INTEREST.....................................................................     3,617,000         --
                                                                                        ------------  ------------
     Net income.......................................................................  $  4,893,000  $    408,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
BASIC EARNINGS PER SHARE..............................................................  $       0.90  $       0.36
                                                                                        ------------  ------------
                                                                                        ------------  ------------
DILUTED EARNINGS PER SHARE............................................................  $       0.87  $       0.22
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                            1998          1997
                                                                                        -------------  ----------
OPERATING ACTIVITIES:
  Net income..........................................................................  $  4,893,000   $  408,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
      Depreciation and amortization...................................................        959,000     293,000
      Gain on sale of property........................................................     (6,880,000)   (403,000)
      Equity in (earnings) losses from equity method investments......................        162,000    (129,000)
      Common stock compensation.......................................................          --         41,000
      Minority interest allocation....................................................      3,617,000        --
      Decrease in investment in direct financing lease................................         53,000        --
      Increase in straight-line rent receivable.......................................       (190,000)       --
      Cash provided by (used in)--
        Restricted cash...............................................................         26,000    (790,000)
        Accounts receivable...........................................................       (258,000)      4,000
        Other assets..................................................................       (582,000)    107,000
        Accounts payable..............................................................        481,000        --
        Accrued interest payable......................................................       (524,000)    (51,000)
        Deferred rent revenue.........................................................        311,000        --
        Accrued property taxes........................................................          --       (190,000)
        Accrued leasing commissions...................................................        (43,000)       --
        Accrued expenses and other liabilities........................................        219,000    (103,000)
        Security deposits.............................................................         (6,000)    (39,000)
                                                                                         ------------  ----------
          Net cash provided by (used in)
            operating activities......................................................      2,238,000    (852,000)
                                                                                         ------------  ----------
INVESTING ACTIVITIES:
  Properties acquired.................................................................    (64,713,000)       --
  Advances to equity method investment................................................       (513,000)       --
  Capital expenditures................................................................        (40,000)   (188,000)
  Decrease in cash escrows............................................................      3,764,000        --
  Proceeds from sales of property, net................................................     14,705,000   2,820,000
                                                                                         ------------  ----------
          Net cash (used in) provided by
            investing activities......................................................    (46,797,000)  2,632,000
                                                                                         ------------  ----------


                                  (Continued)

    The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ---------------------------
                                                                                           1998          1997
                                                                                        -------------  -----------
FINANCING ACTIVITIES:
  Issuances of common stock for cash..................................................   $    280,000  $     --
  Dividends paid......................................................................     (1,202,000)    (243,000)
  Minority interest distributions.....................................................       (850,000)    (171,000)
  Proceeds from mortgage notes payable................................................     42,286,000    5,700,000
  Increase in deferred financing costs................................................       (189,000)       --
  Repayment of mortgage notes payable.................................................    (10,444,000)     (81,000)
  Repayment of other notes payable....................................................         --       (4,213,000)
                                                                                         ------------  ----------

  Net cash provided by financing activities...........................................     29,881,000      992,000
                                                                                         ------------  ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................    (14,678,000)   2,772,000

CASH AND CASH EQUIVALENTS, beginning of period........................................     17,672,000    1,342,000
                                                                                         ------------  ----------
CASH AND CASH EQUIVALENTS, end of period..............................................   $  2,994,000  $ 4,114,000
                                                                                         ------------  ----------
                                                                                         ------------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest............................................................   $  2,418,000  $   854,000
                                                                                         ------------  ----------
                                                                                         ------------  ----------

    The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

1. ORGANIZATION AND OPERATIONS:

    American Real Estate Investment Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which was organized in the state of Maryland in 1994. The Company was previously engaged in the ownership and operation of multifamily residential properties located in certain markets within the Southwestern United States, including the Denver, Phoenix and San Diego metropolitan areas. In connection with the transactions that were consummated on December 12, 1997 (the "Reorganization"), the Company has modified its strategy to focus on the acquisition of industrial and office properties located in the mid-Atlantic and Northeastern United States and has implemented a plan to dispose of the multi-family properties.

    As of March 31, 1998, the Company owns 30 office and industrial properties located in Eastern Pennsylvania, New York State and Northern New Jersey containing an aggregate of approximately 4.0 million square feet which have an overall occupancy of 97%, a community shopping center located in Northern New Jersey, an investment in a direct financing lease related to a property located in Northern New Jersey and a multi-family property located in Phoenix, Arizona which is under an agreement of sale and is shown in the accompanying consolidated financial statements as an asset held for sale. The Company conducts all of its service operations, including leasing, property management and other services through American Real Estate Management Inc. (the "Management Company") an equity investee of American Real Estate Investment, L.P. (the "Operating Partnership), which was acquired as a result of the transactions consummated on December 12, 1997.

2. GENERAL:

  BASIS OF PRESENTATION

    The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to fairly present the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

  PRINCIPLES OF CONSOLIDATION

    The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 58% at March 31, 1998. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly-owned

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997 (CONTINUED)

subsidiaries and their operations for the three month periods ended March 31, 1998 and 1997 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

  EQUITY METHOD INVESTMENTS

    The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company. The Company sold its non-controlling general partner interest in Emerald Vista Associates, L.P. in September 1997.

  EARNINGS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which established simplified standards for computing and presenting EPS and supercedes the standards in APB Opinion No.15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

For Period Ended March 31, 1998                               BASIC         DILUTED
------------------------------------------                  ---------      ----------
Net Income.......................................           $4,893,000     $4,893,000
                                                            ----------
Add: Minority interest allocation................               --          3,617,000
                                                                           ----------
                                                                           $8,510,000
                                                                           ----------
                                                                           ----------
Weighted average number of shares
  outstanding....................................            5,446,278      5,446,278

Stock equivalents:
  Options and warrants...........................                --           276,568
  Convertible OP Units...........................                --         4,079,389
                                                            ----------     ----------
                                                             5,446,278      9,802,235
                                                            ----------     ----------
                                                            ----------     ----------
Earnings per Share...............................           $      .90     $      .87
                                                            ----------     ----------
                                                            ----------     ----------

For Period Ended March 31, 1997
-------------------------------
Net Income.......................................           $  408,000     $  408,000
                                                            ----------
Add: Minority interest allocation................                --             --
                                                                           ----------
                                                                           $  408,000
                                                                           ----------
                                                                           ----------

Weighted average number of shares
  outstanding....................................            1,133,772      1,133,172
Stock equivalents-Convertible OP Units....                      --            721,491
                                                                           ----------
                                                                            1,855,263
                                                                           ----------
                                                                           ----------
Earnings per Share...............................           $      .36     $      .22
                                                            ----------     ----------
                                                            ----------     ----------

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997 (CONTINUED)

3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

    All acquisitions between January 1, 1998 and March 31, 1998 were accounted for by the purchase method. During the year ended December 31, 1997, the Company acquired 20 properties and an investment in a direct financing lease. During the three month period ended March 31, 1998, the Company acquired 11 industrial properties totaling approximately 2.1 million square feet. In April 1998, the Company acquired seven Class A office and three partially refrigerated industrial properties located in suburban Albany, New York which consisted of 390,503 and 396,645 square feet, respectively, for an aggregate purchase price of approximately $58,000,000. The purchase price was funded through the assumption of approximately $18,000,000 in mortgage debt, the issuance of 1,362,940 units in the operating partnership ("OP Units") and $18,500,000 from the Company's revolving Credit Facility.

    The following table summarizes certain information regarding acquisition activity for the three month period ended March 31, 1998:

                                       NUMBER
                                         OF                                 ACQUISITION
PROPERTY                             PROPERTIES           LOCATION             PRICE      SQUARE FEET
---------------------------------  ---------------  ---------------------  -------------  -----------
101 Commerce Drive                       1          Mechanicsburg, PA      $  26,314,000     597,100
One Philips Drive                        1          Mountaintop, PA           11,069,000     400,000
4472 and 4580 Steelway Blvd.             4          Syracuse, NY              12,975,000     655,500
1001 and 1011 AIP Drive                  2          Middletown, PA             7,592,000     285,496
2400, 2404 and 2410
  Gettysburg Road                        3          Camp Hill, PA              6,763,000     182,813
                                        --                                 -------------   ---------
                                        11                                 $  64,713,000   2,120,909
                                        --                                 -------------   ---------
                                        --                                 -------------   ---------


    These acquisitions were funded with cash reserves and $42,286,00 of mortgage debt with interest rates ranging from 7.03% to 7.70% (LIBOR plus 200 basis points) and maturities ranging from July, 1998 to January, 2008. The debt maturing in July 1998 either has or will be refinanced by the Credit Facility.

    In January 1998, the Company sold Americana Lakewood Apartments, a 300 unit multi-family residential property located in the metropolitan Denver area for a gross selling price of $15,066,000, which resulted in a gain of $6,880,000.

PRO FORMA OPERATING RESULTS

   Assuming the completion of acquisitions and dispositions which occurred in 1997, the sale of Americana Lakewood on January 9, 1998 and the acquisitions of 101 Commerce Drive, One Philips Drive, the Steelway Blvd properties, the AIP Drive properties and the Gettysburg Road properties discussed above, as of January 1, 1998 and January 1, 1997 pro forma operating results are presented as follows:


                                          Three Months Ended     For Year Ended
                                            March 31, 1998      December 31, 1997
                                          ------------------    -----------------
                                             (unaudited)           (unaudited)
Total revenue..........................     $    6,668             $26,327,000
Operating income(1)....................          1,875               7,121,000
Minority interest......................           (797)             (3,062,000)
                                            -----------            ------------
Net income.............................          1,078             $ 4,059,000
Earnings per share
  Basic................................     $      .20             $       .76
                                            -----------            ------------
                                            -----------            ------------
  Diluted..............................     $      .19             $       .75
                                            -----------            ------------
                                            -----------            ------------

------------------------------
(1) Net of $1,190,000 and $4,763,000 in depreciation expense from the three month period ended March 31, 1998 and the year ended December 31, 1997, respectively



    The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 1998 and 1997, including adjustments for depreciation, based upon the acquisition price associated with the property acquisitions, and interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the year or period. The above pro forma amounts are also adjusted to reflect the impact of the multi-family property dispositions in 1997 and 1998 as if they were disposed of as of January 1, 1997.

    These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 1997, nor do they purport to represent the future results of the Company.

4. INDEBTEDNESS

    As of March 31, 1998, the Company had mortgage notes payable of $118,343,000 with variable and fixed interest rates which ranged from 7.50% to 8.50% with maturities extending through 2022. In April 1998, the Company obtained a three-year $150,000,000 senior secured revolving credit facility (the "Credit Facility"). The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties securing the Credit Facility. The Credit Facility enables the Company to borrow to fund acquisitions, working capital, development projects and capital improvements at a variable rate equal to a Eurodollar rate plus 1.625% per annum.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND 1997 (CONTINUED)

5. DIVIDENDS

    On February 18, 1998, the Company declared a dividend of $.22 per share for the fourth quarter of 1997 which was paid on March 16, 1998 to shareholders of record as of March 2, 1998.

    On May 13, 1998, the Company declared a dividend of $.22 per share for the first quarter of 1998 which will be paid on June 12, 1998 to shareholders of record as of May 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

    The following discussion compares the operations and activities of the Company for the three months ended March 31, 1998 and 1997 and should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 and 1997

    Net income for the three month period ended March 31, 1998 was $4,893,000 as compared to $408,000 for the period ended March 31, 1997. The increase in net income, net of the income allocated to minority interest, was primarily the result of the $6,880,000 gain recorded as a result of the sale of the Americana Lakewood apartments in January 1998 and the increase of approximately $1,600,000 in income from operations as a result of the properties acquired as a result of and since the Reorganization of the Company in December 1997.

    Revenues increased to $5,741,000 in 1998 from $2,227,000 in 1997, primarily as a result of property acquisitions since the Reorganization. Reimbursement revenue and other income increased by $414,000 in 1998 as compared to 1997 as a result of increased interest income of approximately $100,000, income from an investment in a direct financing lease of $78,000 in 1998 and reimbursement revenue from office and industrial properties of approximately $240,000.

    Property operating expenses increased to $3,949,000 in 1998 as compared to $2,351,000 in 1997. This overall increase is a result of property acquisitions since the Reorganization and is primarily the result of increases in depreciation and interest expense associated with the increase in the Company's investments in real estate and mortgage debt from $34,795,000 and $32,281,000 at March 31, 1997, respectively, to $208,788,000 and $118,343,000, respectively, at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Three Months Ended March 31, 1998 and 1997

    Cash and cash equivalents were approximately $2,994,000 at March 31, 1998 and $17,672,000 at December 31, 1997. The overall decrease in cash and cash equivalents is primarily the result of the Company's reinvestment of this cash in real estate assets during the quarter ended March 31, 1998.

    During the three months ended March 31, 1998, the Company generated $2,238,000 in cash flow from operating activities as compared to cash flow used in operating activities of $852,000 during the same period in 1997. This increase in operating cash flow is a result of the Reorganization and the cash flow generated from the various acquisitions consummated by the Company on and since that date.

    Cash used in investing activities in the three months ended March 31, 1998 was $46,797,000 as compared to $2,632,000 of cash generated during the same period in 1997. The increase in cash used was a result of approximately $65,000,000 in acquisitions, net of $14,705,000 of net cash proceeds from the sale of Americana Lakewood and the utilization of cash held in escrow from previous sales of multifamily assets during 1997. Cash generated from financing activities was $29,881,000 in 1998 as compared to $992,000 in 1997. The primary source of this cash was $42,286,000 of proceeds from mortgage notes related to the acquisitions during the quarter, net of the repayment of the $10,088,0000 mortgage note outstanding on Americana Lakewood as a result of its sale in 1998 and the payment of the fourth quarter of 1997 dividend in March 1998.

CAPITALIZATION

    As of March 31, 1998, the Company had $118,343,000 of mortgage debt outstanding. This mortgage debt matures between April 2000 and October 2022. The Company's Credit Facility provides for borrowings up to $150,000,000 and bears interest at a variable rate equal to 30, 60 or 90-day Eurodollar or LIBOR rate plus 1.625% per annum. As of March 31, 1998, the Company's weighted average interest rate was approximately 7.50%. The Company's debt to market capitalization ratio was 38.8% as of March 31, 1998 based upon the March 31, 1998 closing price of the Company's common stock of $19.75 per share.

SHORT AND LONG TERM LIQUIDITY

    The Company expects to meet its short-term (1 year or less) liquidity needs based on its cash flow from operations. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, recurring capital improvements, debt service and distributions to its stockholders and holders of OP Units.

    The Company expects to meet long-term liquidity requirements including property acquisitions, debt maturities, major renovations, expansions and other non-recurring capital improvements through its Credit Facility, the assumption of additional indebtedness, term debt and the issuance of additional equity securities. Additional cash flow will be generated from the sale of the last remaining multi-family asset (Quadrangles Village Apartments) which is under an agreement of sale which is subject to the receipt of certain approvals from HUD and the lender under the bond indenture. Based upon the current agreed selling price for this asset of approximately $27,000,000, net cash proceeds of approximately $10,000,000 would be available in 1998 for reinvestment in future acquisitions.

FUNDS FROM OPERATIONS

    Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. The Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

    FFO and cash flows for the two periods ended March 31, 1998 and 1997 are summarized in the following table (in thousands, except per share data):

                                                                                           FOR THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                                                          (UNAUDITED)   (UNAUDITED)
Net income before minority interest.....................................................   $   8,510   $      408
(Less) Plus:
       Gains on sales of real estate....................................................      (6,880)        (403)
       Equity in (earnings) losses from investments
         in partnership and management company..........................................         162         (129)
       Depreciation and amortization related to real estate.............................         932          286
       Other cash adjustments...........................................................          53        --
       FFO contribution (loss) from equity investments..................................        (120)         175
                                                                                           ---------   ----------
       Funds from Operations............................................................   $   2,657   $      337
                                                                                           ---------   ----------
                                                                                           ---------   ----------

Cash flow from operating activities.....................................................   $   2,238   $     (852)
Cash flow from investing activities.....................................................     (46,797)       2,623
Cash flow from financing activities.....................................................      29,881          992
                                                                                           ---------   ----------
Net (decrease) increase in cash.........................................................   $ (14,678)  $    2,772
                                                                                           ---------   ----------
                                                                                           ---------   ----------
Weighted average number of common shares -- basic.......................................   5,446,278    1,133,772
                                                                                           ---------   ----------
                                                                                           ---------   ----------
Weighted average number of common shares--diluted.......................................   9,802,235    1,855,263
                                                                                           ---------   ----------
                                                                                           ---------   ----------
Funds From Operations per diluted common share..........................................   $     .27   $      .18
                                                                                           ---------   ----------
                                                                                           ---------   ----------

INFLATION

    The Company's leases for commercial office and industrial properties generally require tenants to pay either their share of operating expenses, including common area maintenance, real estate taxes and insurance or pay 100% of these costs directly (for triple net leases). As a result, the Company's exposure to increases in costs and operating expenses is reduced. The Company does not anticipate that inflation will have a significant impact on its operating results in the near future.

THE YEAR 2000 ISSUE

    The Company utilizes third party software in order to maintain its accounting and property management systems. This software is either already year 2000 compliant or is scheduled to be upgraded in order to be compliant by the end of the third quarter of 1998. Based upon its review of the status of the existing systems, management does not anticipate that the Company will incur significant costs in 1998 in order to bring the existing systems into compliance with year 2000 requirements.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Neither the Company nor the Properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit 27 -- Financial Data Schedule

    (b) Reports on Form 8-K:

        During the three month period ended March 31, 1998, and through May 14, 1998, the Company filed the following:

        (i) a Current Report on Form 8-K dated January 9, 1998 was filed on January 23, 1998 (reporting under Items 2 and 7) regarding the Company's acquisition of seven industrial properties totaling 1,739,055 square feet for approximately $61 million and the sale of a 300 unit multifamily residential property known as Americana Lakewood apartments for a gross selling price of $15,066,000.

        (ii) a Current Report on Form 8-K/A No. 1 dated December 12, 1997 was filed on February 25, 1998 (reporting under Item 5 and amending Item 7 as originally filed) regarding the Company's various acquisitions and disposition of Americana Lakewood apartments which were consummated between December 12, 1997 and January 9, 1998. Such Form 8-K/A also included audited financial statements of revenue and certain expenses for 101 Commerce Drive for the year ended December 31, 1996; and pro forma information as of and for the nine months ended September 30, 1997 and for the year ended December 31, 1996 for all of the acquisitions which were consummated since December 12, 1997.

       (iii) a Current Report on Form 8-K dated March 27, 1998 was filed on April 10, 1998 (reporting under Items 2 and 7) regarding the Company's acquisition of 4472 and 4580 Steelway Boulevard located in Liverpool, NY, 1011 and 1001 AIP Drive located in Middletown, PA and 2404,2410 and 2400 Gettysburg Road located in Camp Hill, PA

                            SIGNATURES OF REGISTRANT

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN REAL ESTATE
                                       INVESTMENT CORPORATION


Date:    May 14, 1998                  By: /s/ Jeffrey E. Kelter
                                           -------------------------------
                                           Jeffrey E. Kelter
                                           President

Date:    May 14, 1998                  By: /s/ Timothy E. McKenna
                                           -------------------------------
                                           Timothy E. McKenna
                                           Treasurer
                                           (Principal Financial and
                                           Accounting Officer)