Form 10-Q
period 1998-06-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1998-08-14
CIK 906113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from         to


Commission file number    1-12514
                          -------
                   American Real Estate Investment Corporation
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                                   84-1246585
   -------------------------------                                   ------------------

   (State or other jurisdiction of                                     (IRS Employer
   incorporation or organization)                                    Identification No.)

    620 West Germantown Pike, Suite 200, Plymouth Meeting, Pennsylvania 19462
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-7950
                         (Registrant's telephone number)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)





     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --
     A total of 6,633,780 Common Shares of the Registrant's common equity were outstanding as of August 12, 1998.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------


PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheet as of
                  June 30, 1998 (unaudited) and December 31, 1997                                               3

                  Condensed Consolidated Statements of Operations (unaudited)
                  for the three months and six months ended June 30, 1998 and 1997                              4

                  Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 1998 and 1997                                               5

                  Notes to Consolidated Financial Statements                                                    7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    12

PART II. OTHER INFORMATION

Items 1 through 6                                                                                              15

SIGNATURES                                                                                                     16

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                               ASSETS                                    June 30, 1998          December 31, 1997
                               ------                                  ------------------     ----------------------
                                                                          (unaudited)
INVESTMENT IN REAL ESTATE:
     Land and land improvements                                         $   51,993,000        $    23,336,000
     Buildings and improvements                                            213,764,000             98,102,000
     Assets held for sale                                                          ---             31,705,000
                                                                       ---------------        ---------------
                                                                           265,757,000            153,143,000
     Less- Accumulated depreciation                                         (2,330,000)            (2,955,000)
                                                                       ----------------       ---------------
                                                                           263,427,000            150,188,000
     Investment in direct financing lease                                    1,814,000              1,920,000
                                                                       ---------------        ---------------
              Total investment in real estate, net                         265,241,000            152,108,000
CASH AND CASH EQUIVALENTS                                                   13,854,000             17,672,000
RESTRICTED CASH                                                                909,000              1,243,000
CASH ESCROWS                                                                   ---                  3,764,000
ACCOUNTS AND OTHER RECEIVABLES                                               1,405,000                132,000
DEFERRED FINANCING COSTS ,net of accumulated
     amortization of $152,000 and $6,000                                     2,491,000                688,000
DEFERRED LEASING COSTS, net of accumulated
     amortization of $59,010 in 1998                                         1,033,000                782,000
INVESTMENT IN AMERICAN REAL ESTATE
     MANAGEMENT  INC., at equity                                             4,838,000              4,377,000
OTHER ASSETS, net of accumulated amortization
     of $112,000 in 1997                                                     1,268,000                189,000
                                                                       ---------------        ---------------
              Total assets                                              $  291,039,000        $   180,955,000
                                                                        --------------        ---------------
                                                                        --------------        ---------------

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable                                                105,885,000        $    86,501,000
     Revolving credit facility                                              56,230,000                    ---
     Accounts payable                                                          914,000                379,000
     Accrued interest payable                                                  235,000                540,000
     Accrued expenses and other liabilities                                    446,000                692,000
     Deferred rent revenue                                                     637,000                119,000
     Accrued leasing commissions                                               932,000                782,000
     Security deposits                                                         610,000                650,000
                                                                       ---------------        ---------------
              Total liabilities                                            165,889,000             89,663,000
                                                                       ---------------        ---------------

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP                  61,515,000             39,364,000
                                                                       ---------------        ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value;
         65,000,000 shares authorized;
         5,513,605 shares issued and outstanding                                 6,000                  5,000
     Warrants                                                                  685,000                685,000
     Additional paid-in capital                                             57,330,000             51,726,000
     Cumulative net income                                                  11,630,000              3,118,000
     Cumulative dividends                                                   (6,016,000)            (3,606,000)
                                                                       ----------------       ---------------
              Total shareholders' equity                                    63,635,000             51,928,000
                                                                       ---------------        ---------------
              Total liabilities and shareholders' equity                $  291,039,000        $   180,955,000
                                                                        --------------        ---------------
                                                                        --------------        ---------------

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three months ended                   Six months ended
                                                          June 30                            June 30
                                             ---------------------------------- -----------------------------------
                                                   1998             1997              1998              1997
                                                   ----             ----              ----              ----

REVENUE:
   Rents                                     $   7,027,000     $     1,756,000  $    12,290,000   $   3,918,000
   Reimbursement revenue and other income          967,000             111,000        1,445,000         175,000
                                             -------------     ---------------  ---------------   -------------
         Total revenue                           7,994,000           1,867,000       13,735,000       4,093,000
                                             -------------     ---------------  ---------------   -------------

OPERATING EXPENSES:
   Property operating expenses                   1,423,000             697,000        2,365,000       1,637,000
   General and administrative                       71,000             183,000          231,000         411,000
   Depreciation and amortization                 1,333,000             249,000        2,265,000         535,000
   Interest expense                              2,918,000             761,000        4,833,000       1,658,000
                                             -------------     ---------------  ---------------   -------------
         Total operating expenses                5,745,000           1,890,000        9,694,000       4,241,000
                                             -------------     ---------------  ---------------   -------------
         Operating (loss) income                 2,249,000             (23,000)       4,041,000        (148,000)
                                             -------------     ---------------- ---------------   --------------

EQUITY IN (LOSS) EARNINGS FROM INVESTMENTS        (299,000)            134,000         (461,000)        264,000
                                             --------------    ---------------  ----------------  -------------

INCOME BEFORE GAINS ON SALES OF ASSETS           1,950,000             111,000        3,580,000         116,000
                                             -------------     ---------------  ---------------   -------------

GAINS FROM SALES OF ASSETS                       5,072,000                 ---       11,952,000         403,000

MINORITY INTEREST                                3,403,000                 ---        7,020,000             ---
                                             -------------     ---------------  ---------------   -------------

         Net income                          $   3,619,000     $       111,000  $     8,512,000   $     519,000
                                             -------------     ---------------  ---------------   -------------
                                             -------------     ---------------  ---------------   -------------

BASIC EARNINGS PER SHARE                     $         .66     $         .10    $         1.56    $         .46
                                             -------------     -------------    --------------    -------------
                                             -------------     -------------    --------------    -------------

DILUTED EARNINGS PER SHARE                   $         .66     $         .06    $         1.51    $         .28
                                             -------------     -------------    --------------    -------------
                                             -------------     -------------    --------------    -------------


              The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                        -----------------------------------------
                                                                               1998                  1997
                                                                        -----------------     -----------
OPERATING ACTIVITIES:
     Net income                                                          $       8,512,000      $      519,000
     Adjustments to reconcile net income to net cash
         provided by operating activities-
              Depreciation and amortization                                      2,411,000             558,000
              Gains from sales of property                                     (11,952,000)           (403,000)
              Equity in (earnings) losses from equity                              461,000            (126,000)
                  method investments
              Common stock compensation                                                ---              41,000
              Minority interest allocation                                       7,020,000                 ---
              Decrease in investment in direct financing lease                     106,000                 ---
              Increase in straight-line rent receivable                           (422,000)                ---
              Cash provided by (used in) --
                  Restricted cash                                                  334,000            (206,000)
                  Accounts receivable                                             (851,000)            (54,000)
                  Other assets                                                  (1,079,000)            191,000
                  Accounts payable                                                 535,000                 ---
                  Accrued interest payable                                        (305,000)            (63,000)
                  Deferred rent revenue                                            518,000                 ---
                  Accrued leasing commissions                                      (83,000)                ---
                  Accrued expenses and other liabilities                          (246,000)           (271,000)
                  Security deposits                                                (40,000)            (38,000)
                                                                         ------------------     ---------------
                      Net cash provided by operating activities                  4,919,000             148,000
                                                                         -----------------      --------------

INVESTING ACTIVITIES:
     Properties acquired                                                      (105,733,000)                ---
     Advances to equity method investment                                         (922,000)                ---
     Capital expenditures                                                         (316,000)           (817,000)
     Increase in deferred leasing costs                                            (77,000)                ---
     Decrease in cash escrows                                                    3,764,000                 ---
     Proceeds from sales of assets, net                                         24,956,000           2,820,000
                                                                        ------------------    ----------------
                      Net cash (used in) provided by                           (78,328,000)          2,003,000
                           investing activities                         -------------------     --------------


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

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)




                                                                                      Six Months Ended
                                                                                          June 30,
                                                                            -------------------------------------
                                                                                   1998               1997
                                                                            -----------------  -----------

FINANCING ACTIVITIES:
     Issuances of common stock for cash                                            385,000             24,000
     Dividends paid                                                             (2,410,000)          (487,000)
     Minority interest distributions                                            (2,049,000)          (368,000)
     Proceeds from mortgage notes payable and Credit Facility                  116,552,000          5,700,000
     Increase in deferred financing costs                                       (1,949,000)               ---
     Repayment of mortgage notes payable                                       (40,938,000)          (175,000)
     Repayment of other notes payable                                                  ---         (4,212,000)
                                                                            --------------     ---------------

     Net cash provided by financing activities                                  69,591,000            482,000
                                                                            --------------     --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (3,818,000)         2,633,000

CASH AND CASH EQUIVALENTS, beginning of period                                  17,672,000          1,342,000
                                                                            --------------     --------------

     CASH AND CASH EQUIVALENTS, end of period                               $   13,854,000     $    3,975,000
                                                                            --------------     --------------
                                                                            --------------     --------------
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:

         Cash paid for interest                                             $    4,992,000     $    1,364,000
                                                                            --------------     --------------
                                                                            --------------     --------------




The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997

1.   Organization and Operations:

         American Real Estate Investment Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which was organized in the state of Maryland in 1994. The Company was previously engaged in the ownership and operation of multifamily residential properties located in certain markets within the Southwestern United States, including the Denver, Phoenix and San Diego metropolitan areas. In connection with the transactions that were consummated on December 12, 1997 (the "Reorganization"), the Company modified its strategy to focus on the acquisition of industrial and office properties located in the mid-Atlantic and Northeastern United States. As of June 1998, the Company sold its last remaining multifamily residential property, American Quadrangles Village Apartments (Note 3).

         As of August 7, 1998, the Company owns 55 office and industrial properties located in Eastern Pennsylvania, New York State, Northern New Jersey, and Ohio containing an aggregate of approximately 6.5 million square feet which have an overall occupancy of 98%. The Company also owns a community shopping center located in Northern New Jersey, and an investment in a direct financing lease related to a property located in Northern New Jersey. The Company conducts all of its service operations, including leasing, property management and other services through American Real Estate Management Inc. (the "Management Company") an equity investee of American Real Estate Investment, L.P. (the "Operating Partnership"), which was acquired in the Reorganization.


2.   General:


     Basis of Presentation

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to fairly present the financial position of the Company as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997

     Principles of Consolidation

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 51% at June 30, 1998. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly-owned subsidiaries and their operations for the three month and six month periods ended June 30, 1998 and 1997 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                                                                 1998                                1997
                                                    --------------------------------    --------------------------------
                                                        Basic           Diluted              Basic          Diluted
For the six month period ended June 30,
---------------------------------------
Net income                                          $   8,512,000   $   8,512,000       $    519,000     $     519,000
Add:  Minority interest allocation                            ---       7,020,000                ---               ---
                                                    -------------   -------------       ------------     -------------
                                                        8,572,000      15,532,000            519,000           519,000

Weighted average number of shares outstanding
                                                        5,459,153       5,459,153          1,124,141         1,124,141
Stock equivalent:
                  Options and warrants(1)                     ---         284,269                ---               ---
                  Convertible OP Units                        ---       4,550,822                ---           722,697
                                                    -------------   -------------       ------------     -------------
                                                        5,459,153      10,294,244          1,124,141         1,846,838
                                                        ---------      ----------          ---------         ---------
                                                        ---------      ----------          ---------         ---------

Earnings Per Share                                  $        1.56   $        1.51       $       .46      $        .28
                                                    -------------   -------------       -----------      ------------
                                                    -------------   -------------       -----------      ------------

For the three month period ended June 30,                        1998                                1997
-----------------------------------------
                                                    --------------------------------    --------------------------------
Net income                                          $   3,619,000   $   3,619,000       $    111,000     $     111,000
Add:  Minority interest allocation                            ---       3,403,000                ---               ---
                                                    -------------   -------------       ------------     -------------
                                                        3,619,000       7,022,000            111,000           111,000

Weighted average number of shares outstanding
                                                        5,492,817       5,492,817          1,126,576         1,126,576
Stock equivalents:
                  Options and Warrants(1)                     ---         301,057                ---               ---
                  Convertible OP Units                        ---       4,914,070                ---           722,697
                                                    -------------   -------------       ------------     -------------
                                                        5,492,817      10,707,944          1,126,576         1,849,273
                                                        ---------      ----------          ---------         ---------
                                                        ---------      ----------          ---------         ---------

Earnings per Share                                  $       0.66    $        0.66       $      0.10      $        0.06
                                                    ------------    -------------       -----------      -------------
                                                    ------------    -------------       -----------      -------------

-------------------
(1) Computed in accordance with the treasury stock method.

Reclassifications

Certain amounts in the June 30, 1997 financial statement have been reclassified in order to conform with the June 30, 1998 presentation.

3. Acquisitions and Dispositions of Investments in Real Estate


         All acquisitions consummated during 1998 were accounted for by the purchase method. During the six month period ended June 30, 1998, the Company acquired 20 industrial properties and 8 office properties totaling approximately
3.8 million square feet.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997

         The following table summarizes certain information regarding acquisition activity for the six month period ended June 30, 1998:


                                                  Number
                                    Acquisition     of                                     Acquisition
         Property                     Date        Properties       Location                    Price        Square Feet
----------------------------       -----------    ----------    -----------------         ---------------   -----------

101 Commerce Drive                 January 8            1        Mechanicsburg, PA         $    26,340,000       597,100
One Philips Drive                  January 9            1        Mountaintop, PA                11,127,000       400,000
4472/ 4580 Steelway Blvd.          March 27             4        Syracuse, NY                   12,983,000       655,500
1001 and 1011 AIP Drive            March 27             2        Middletown, PA                  7,608,000       284,262
2400, 2404 and 2410                                     3        Camp Hill, PA                   6,710,000       182,813
   Gettysburg Road                 March 27
Galesi Portfolio                   April 30            10        Albany, NY                     58,876,000       790,000
4,5 and 8 Marway Circle            June 23              3        Gates, NY                       4,143,000       171,300
6 British American Blvd.           June 23              1        Latham, NY                      3,862,000        70,550
Fed One Industrial Portfolio       June 26              3        Zanesville, Marysville         11,738,000       633,500
                                                                 and Urbana, Ohio
                                                 --------------  ------------------------  ----------------   ----------
                                                       28                                  $   143,387,000     3,786,259
                                                       --                                  ---------------     ---------
                                                       --                                  ---------------     ---------



These acquisitions were funded with cash reserves and cash generated from the sale of Americana Lakewood Apartments, $51,892,000 of fixed rate mortgage debt (including $18,036,000 of debt assumed in the Galesi Portfolio acquisition) with interest rates ranging from 7.03% to 8.68%, $8,430,000 of variable rate mortgage debt, (with an interest rate of LIBOR plus 2%), approximately $48,000,000 in borrowings under the Company's credit facility and the issuance of 1,362,940 units of partnership interest in the Company's Operating Partnership, which were issued in the acquisition of the Galesi Portfolio.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997


In January 1998, the Company sold Americana Lakewood Apartments, a 300 unit multi-family residential property located in the metropolitan Denver, Colorado area for a gross selling price of $15,066,000, which resulted in a gain of $6,880,000. In June 1998, the Company sold the Quadrangles Village Apartments, a 510-unit apartment building located in Tempe, Arizona, the last remaining multi-family residential property in the Company's portfolio, for a gross selling price of $26,500,000, which resulted in a gain of $5,072,000 and net proceeds to the Company of approximately $10,251,000.

Pro Forma Operating Results

Assuming the completion of acquisitions and dispositions which occurred in 1997, the sales of Americana Lakewood and Quandrangles Village Apartments in 1998, the 1998 acquisitions discussed in Note 3, the acquisitions consummated subsequent to June 30, 1998 (discussed in Note 6), and the private placement completed in July 1998, as of January 1, 1998 and January 1, 1997, pro forma operating results are presented as follows:


                                                                      For Six Months         For Year Ended
                                                                      Ended June 30,           December 31,
                                                                           1998                   1997
                                                                     ------------------    --------------------
Total revenue                                                        $    20,445,000       $     39,420,000
Operating income (1)                                                       5,041,000              9,752,000
Minority interest                                                          2,239,000              4,322,000
                                                                     ------------------    --------------------
Net income                                                                 2,802,000              5,430,000
                                                                     ------------------    --------------------
                                                                     ------------------    --------------------
Earnings per share
         Basic                                                             $    .43               $   .84
                                                                           --------               -------
                                                                           --------               -------
         Diluted                                                           $    .41               $   .82
                                                                           --------               -------
                                                                           --------               -------



(1) Net of $3,656,000 and $6,939,000 in depreciation expense for the six month period ended June 30, 1998 and the year ended December 31, 1997, respectively.

The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 1998 and 1997, including adjustments for depreciation, based upon the acquisition price associated with the property acquisitions, and interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the year of period and interest savings utilizing the proceeds from the private placement to repay the credit facility. The above pro forma amounts are also adjusted to reflect the impact of the multi-family property dispositions in 1997 and 1998 as if they were disposed of as of January 1, 1997.

These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 1997, nor do they purport to represent the future results of the Company.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997



4. Indebtedness

As of June 30, 1998, the Company had mortgage notes payable of $105,885,000 with variable and fixed interest rates which ranged from 7.03% to 8.68% with maturities extending through 2008. In April 1998, the Company obtained a three-year $150,000,000 senior secured revolving credit facility (the "Credit Facility"). The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties securing the Credit Facility. Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate equal to a Eurodollar rate plus 1.625% per annum (7.25% at June 30, 1998). The weighted average rate for this Credit Facility for the period ended June 30, 1998 was 7.26%. In addition, a fee of .25% per annum on the unused amount of the Credit Facility is payable quarterly in arrears. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual, and on-going basis.

5. Dividends

         On February 18, 1998, the Company declared a dividend of $.22 per share for the fourth quarter of 1997 which was paid on March 16, 1998 to shareholders of record as of March 2, 1998.

         On May 13, 1998, the Company declared a dividend of $.22 per share for the first quarter of 1998 which was paid on June 12, 1998 to shareholders of record as of May 26, 1998.

6. Subsequent Events

         On July 9, 1998, the Company consummated a private placement of 1,092,051 shares of common stock with certain institutional investors at a price of $16.50 per share. The net proceeds from this private placement were utilized to repay the Company's Credit Facility.

         On July 30, 1998, the Operating Partnership acquired the Szeles Portfolio, which consists of five Class A office buildings located in Pennsylvania aggregating 385,457 square feet for $40,528,000, including closing costs. This acquisition was funded by the Company's Credit Facility and the proceeds from the sale of the Quadrangle Village Apartments.

         On August 7, 1998, the Operating Partnership acquired an industrial building totaling 255,000 square feet located in Green, Ohio for a purchase price of $7,858,000, including closing costs. This acquisition was funded by the Company's Credit Facility.

         On August 11, 1998, the Company declared a dividend of $.265 per share for the second quarter of 1998 which will be paid on September 10, 1998 to shareholders of record as of August 26, 1998.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997



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

The following discussion compares the operations and activities of the Company for the three and six month periods ended June 30, 1998 and 1997 and should be read in conjunction with the accompanying financial statements and notes thereto.


RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 1998 and 1997

Net income for the three and six month periods ended June 30, 1998 was $3.6 million and $8.5 million, respectively, compared with net income of $111,000 and $519,000 for the same periods ended June 30, 1997. The increase in net income during these periods was primarily the result of the $11.9 million in gains recorded as a result of the sale of the Americana Lakewood Apartments in January 1998 and the sale of the Quadrangles Village Apartments in June 1998 and the increases in operating income as a result of property acquisitions since the Reorganization.

Revenues increased to approximately $7.9 million and $13.7 million in 1998 compared with $1.8 million and $4.1 million for the three and six month periods ended June 30, 1997, respectively, primarily as a result of property acquisitions since the Reorganization. The impact of straight-line rent adjustments increased rent revenues by $422,000 for the six month period ended June 30, 1998. Reimbursement revenue and other income increased by $1.3 million in 1998 as compared to 1997 as a result of income from a direct financing lease of $156,000 in 1998 and reimbursement revenue from office and industrial properties.

Property operating expenses increased by approximately $3.8 million and $5.4 million for the three and six month periods ended June 30, 1998. This overall increase is a result of property acquisitions since the Reorganization and is primarily the result of increases in depreciation and interest expense associated with the increase in the Company's investments in real estate and

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997


mortgage debt from $35.1 million and $32.2 million at June 30, 1997, respectively, to $265.2 million and $162.1 million, respectively, at June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Six Months Ended June 30, 1998 and 1997

Cash and cash equivalents were approximately $13.8 million at June 30, 1998 and $17.7 million at December 31, 1997. The overall decrease in cash and cash from asset sales equivalents is primarily the result of the Company's reinvestment of cash in real estate assets during the quarter ended June 30, 1998.

During the six months ended June 30, 1998, the Company generated $4.9 million in cash flow from operating activities as compared to cash flow generated of $148,000 during the same period in 1997. This increase in operating cash flow is a result of the Reorganization and the cash flow generated from the various acquisitions consummated by the Company on and since that date.

Cash used in investing activities in the six months ended June 30, 1998 was $78.3 million as compared to $2.0 million of cash generated during the same period in 1997. The increase in cash used was primarily a result of approximately $105.7 million in acquisitions paid for in cash, net of $24.9 million of net cash proceeds from the sale of Americana Lakewood and Quadrangles Village Apartments in 1998. Cash generated from financing activities was $69.5 million in 1998 as compared to $482,000 in the same period in 1997. The primary source of this cash was borrowings from mortgage notes and the Credit Facility.

Capitalization

As of June 30, 1998, the Company had $162.1 million of mortgage debt outstanding. This mortgage debt matures between 1999 and 2008. The Company's Credit Facility provides for borrowings up to $150,000,000 and bears interest at a variable rate equal to 30, 60 or 90-day Eurodollar or LIBOR rate plus 1.625% per annum. As of June 30, 1998, the Company had borrowed $56,230,000 under the Credit Facility. The Company's weighted average interest rate was approximately 7.58% at June 30, 1998. The Company's debt to market capitalization ratio was 46.4% as of June 30, 1998 based upon the June 30, 1998 closing price of the Company's common stock of $17.25 per share.


Short and Long Term Liquidity

The Company expects to meet its short-term (1 year or less) liquidity needs based on its cash flow from operations and, if necessary, borrowings from its Credit t Facility. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, recurring capital improvements, debt service and distributions to its stockholders and holders of OP Units.

 The Company expects to meet long-term liquidity requirements including property acquisitions, debt maturities, major renovations, expansions and other non-recurring capital improvements through its Credit Facility, the assumption of additional indebtedness, additional term debt and the issuance of additional equity securities. In July 1998, the Company filed with the Securities and Exchange Commission a shelf registration statement under which the Company from time to time may issue Common Stock or Preferred Stock and depository Shares representing Preferred Stock with an aggregate value of $500 million.

FUNDS FROM OPERATIONS

         Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. The Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997


         FFO and cash flows for the three and six month periods ended June 30, 1998 and 1997 are summarized in the following table (in thousands, except per share data):


                                                             For Three Months Ended               For Six Months Ended
                                                                    June 30,                            June 30,
                                                          ------------------------------    -------------------------------
                                                               1998           1997               1998            1997
                                                           (unaudited)     (unaudited)        (unaudited)     (unaudited)
Net income before minority interest                        $     7,022     $       111       $    15,532      $       519
(Less) Plus:
     Gains on sales of assets                                   (5,072)            ---           (11,952)            (403)
     Depreciation and amortization related to real               1,333             249             2,265              535
         estate
     Other cash adjustments                                         53             ---               106              ---
     Equity in (earnings) losses from investments in               299            (134)              461             (264)
         partnership and management company
     FFO contribution (loss) from equity investments              (256)            179              (376)             355
                                                          -------------   ------------      -------------    -------------
     Funds from Operations                                 $     3,379     $       405       $     6,036      $       742
                                                           -----------     -----------       -----------      -----------
                                                           -----------     -----------       -----------      -----------

Cash flow from operating activities                                                          $     4,919      $       148
Cash flow from investing activities                                                              (78,328)           2,003
Cash flow from financing activities                                                               69,591              482
                                                                                             -----------      -----------
Net (decrease) increase in cash                                                                   (3,818)           2,633
                                                                                             ------------     -----------
                                                                                             ------------     -----------

Weighted average number of common shares/units - basic       5,492,817       1,126,576         5,459,153        1,124,141
                                                           ------------    -----------       ------------     -----------
                                                           ------------    -----------       ------------     -----------
Weighted average number of common shares/units - diluted    10,707,944       1,849,273        10,294,244        1,846,838
                                                           ------------    -----------       ------------     -----------
                                                           ------------    -----------       ------------     -----------


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

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997


THE YEAR 2000 ISSUE

         The Company utilizes third party software in order to maintain its accounting and property management systems. This software is either already year 2000 compliant or is scheduled to be upgraded in order to be compliant by the end of 1998. Based upon its review of the status of the existing systems, management does not anticipate that the Company will incur significant costs in 1998 or 1999 in order to bring the existing systems into compliance with year 2000 requirements.

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

None

ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:

         During the three month period ended June 30, 1998, and through August 14, 1998, the Company filed the following:

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997


         (i) a Current Report on Form 8-K dated March 27, 1998 was filed on April 10, 1998 (reporting under Items 2 and 7) regarding the Company's Acquisitions of 4472 and 4580 Steelway Boulevard located in Liverpool, NY, 1011, and 1001 AIP Drive located in Middletown, PA and 2409, 2410 and 2400 Gettysburg Road in Camp Hill, PA.

         (ii) a Current Report on Form 8-K dated April 30, 1998 was filed on May 15, 1998 (reporting under Items 2, 5 and 7) regarding the Company's Acquisition of the Galesi
                  Portfolio, a Ten building portfolio of office and industrial facilities in Albany, NY.

         (iii) a Current Report on Form 8-K/A dated March 27, 1998 was filed on June 10, 1998 (reporting under Items 5 and 7) regarding the Company's signing of agreements to acquire a fifteen building office portfolio located in New York
                  State; the Company's signing of an agreement to sell Quadrangle Village Apartments and the filing of audited and pro forma financial information for the Double M
                  Development Properties and the GATX Properties Acquisitions.

         (iv) a Current Report on Form 8-K dated June 22, 1998 was filed on July 7, 1998 (reporting under Items 2 and 7) regarding the Company's acquisition of five industrial properties and two office buildings totaling 875,350 square feet for approximately $19.5 million.

         (v) a Current Report on Form 8-K/A No. 1 dated April 30, 1998 was filed on July 14, 1998 (reporting under Item 5 and amending
                  Item 7 as originally filed) regarding the Company's various acquisitions and disposition of the Quadrangles Village Apartments which was consummated on June 24, 1998. Such Form 8-K/A also included information regarding the Company's Private Placement on July 9, 1998. The Company issued 1,092,051 shares of Common Stock at $16.50 per share to various institutional investors. The net proceeds from the Private Placement were contributed to American Real Estate Investment, L.P. in exchange for 1,092,051 units of limited partnership interest (OP Units).

         (vi) A Current Report on Form 8-K, dated July 30, 1998 was filed on August 13, 1998 (reporting under Item 2 and 7) regarding the Company's acquisitions and pending acquisitions of two industrial properties and 19 office buildings totaling 1,970,814 square feet for approximately $181.2 million.


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

                                                     AMERICAN REAL ESTATE
                                                     INVESTMENT CORPORATION

Date:      August 14, 1998                           By:  /s/ Jeffrey E.Kelter
                                                          --------------------
                                                          Jeffrey E. Kelter
                                                          President


Date:      August 14, 1998                           By:  /s/ Timothy E. McKenna
                                                          ----------------------
                                                          Timothy E. McKenna
                                                          Treasurer
                                                          (Principal Financial
                                                         and Accounting Officer)