Form 10-Q
period 1998-09-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1998-11-16
CIK 906113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

/   / TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                   to
                                    -------------------   ------------------


Commission file number    1-12514
                       -------------

                   American Real Estate Investment Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                                 84-1246585
-------------------------------                            --------------------
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

    A total of 7,354,523 Common Shares of the Registrant's common equity were outstanding as of November 12, 1998.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheet as of
              September 30, 1998 (unaudited) and December 31, 1997                               3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three months and nine months ended September 30, 1998 and 1997             4

              Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 1998 and 1997                              5

              Notes to Consolidated Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              14

PART II. OTHER INFORMATION

Items 1 through 6                                                                               18

SIGNATURES                                                                                      20


                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                              ASSETS                                 September 30, 1998         December 31, 1997
                              ------                                ---------------------     ----------------------
                                                                         (unaudited)
INVESTMENT IN REAL ESTATE:
     Land and land improvements                                      $   73,602,000           $    23,336,000
     Buildings and improvements                                         327,669,000                98,102,000
     Assets held for sale                                                       ---                31,705,000
                                                                     ---------------           ---------------
                                                                        401,271,000               153,143,000
     Less- accumulated depreciation                                      (4,182,000)               (2,955,000)
                                                                     ----------------          ---------------
                                                                        397,089,000               150,188,000
     Investment in direct financing lease                                 1,760,000                 1,920,000
                                                                     ---------------           ---------------
              Total investment in real estate, net                      389,849,000               152,108,000
CASH AND CASH EQUIVALENTS                                                 1,003,000                17,672,000
RESTRICTED CASH                                                             593,000                 1,243,000
CASH ESCROWS                                                                    ---                 3,764,000
ACCOUNTS AND OTHER RECEIVABLES                                            2,274,000                   132,000
DEFERRED FINANCING COSTS ,net of accumulated
     amortization of $416,000 and $6,000                                  2,863,000                   688,000
DEFERRED LEASING COSTS, net of accumulated
     amortization of $102,000 in 1998                                     1,341,000                   782,000
INVESTMENT IN AMERICAN REAL ESTATE
     MANAGEMENT  INC., at equity                                          5,212,000                 4,377,000
OTHER ASSETS, net of accumulated amortization
     of $112,000 in 1997                                                  4,270,000                   189,000
                                                                     ---------------           ---------------
              Total assets                                           $  416,405,000           $   180,955,000
                                                                     ---------------           ---------------
                                                                     ---------------           ---------------
               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable                                          $  111,095,000           $    86,501,000
     Revolving credit facility                                          128,230,000                       ---
     Accounts payable                                                     1,259,000                   379,000
     Accrued interest payable                                               786,000                   540,000
     Accrued expenses and other liabilities                                 899,000                   692,000
     Deferred rent revenue                                                  977,000                   119,000
     Accrued leasing commissions                                            909,000                   782,000
     Security deposits                                                      595,000                   650,000
                                                                     ---------------           ---------------
              Total liabilities                                         244,750,000                89,663,000
                                                                     ---------------           ---------------

MINORITY INTEREST OF UNITHOLDERS IN OPERATING
 PARTNERSHIP                                                             79,300,000                39,364,000
                                                                     ---------------           ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value;
         65,000,000 shares authorized;
         7,354,523 shares issued and outstanding                              7,000                     5,000
     Warrants                                                               685,000                   685,000
     Additional paid-in capital                                          86,725,000                51,726,000
     Cumulative net income                                               12,903,000                 3,118,000
     Cumulative dividends                                                (7,965,000)               (3,606,000)
                                                                     ----------------          ----------------
              Total shareholders' equity                                 92,355,000                51,928,000
                                                                     ---------------           ---------------
              Total liabilities and shareholders' equity             $  416,405,000           $   180,955,000
                                                                     ---------------           ---------------
                                                                     ---------------           ---------------



The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three months ended                  Nine months ended
                                                       September 30,                      September 30,
                                             ---------------------------------- -----------------------------------
                                                   1998             1997              1998              1997
                                                   ----             ----              ----              ----
REVENUE:
   Rents                                     $    10,146,000   $     1,643,000  $    22,436,000   $   5,561,000
   Reimbursement revenue and other income
                                                   1,723,000            95,000        3,168,000         270,000
                                             ---------------   ---------------  ---------------   -------------
         Total revenue                            11,869,000         1,738,000       25,604,000       5,831,000
                                             ---------------   ---------------  ---------------   -------------

OPERATING EXPENSES:
   Property operating expenses                     2,617,000           712,000        5,048,000       2,349,000
   General and administrative                        275,000            99,000          440,000         510,000
   Depreciation and amortization                   1,892,000           234,000        4,157,000         769,000
   Interest expense                                4,164,000           746,000        8,997,000       2,404,000
                                             ---------------   ---------------  ---------------   -------------
         Total operating expenses                  8,948,000         1,791,000       18,642,000       6,032,000
                                             ---------------   ---------------  ---------------   -------------
         Operating income (loss)                   2,921,000           (53,000)       6,962,000        (201,000)
                                             ---------------   ---------------- ---------------   --------------

EQUITY IN (LOSS) EARNINGS FROM INVESTMENTS
                                                    (562,000)          173,000       (1,023,000)        437,000
                                             ----------------  ---------------  ----------------  -------------

INCOME BEFORE GAINS FROM SALES OF ASSETS
                                                   2,359,000           120,000        5,939,000         236,000
                                             ---------------   ---------------  ---------------   -------------

GAINS FROM SALES OF ASSETS                               ---         4,205,000       11,952,000       4,608,000

MINORITY INTEREST                                  1,086,000         1,988,000        8,106,000       1,988,000
                                             ---------------   ---------------  ---------------   -------------

         Net income                          $     1,273,000   $     2,337,000  $     9,785,000   $   2,856,000
                                             ---------------   ---------------  ---------------   -------------
                                             ---------------   ---------------  ---------------   -------------

BASIC EARNINGS PER SHARE                     $         .19     $        2.07    $         1.65    $        2.54
                                             ---------------   ---------------  ---------------   -------------
                                             ---------------   ---------------  ---------------   -------------

DILUTED EARNINGS PER SHARE                   $         .18     $        2.07    $         1.61    $        2.54
                                             ---------------   ---------------  ---------------   -------------
                                             ---------------   ---------------  ---------------   -------------



The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                         --------------------------------------
                                                                               1998                   1997
                                                                         -----------------      ---------------
OPERATING ACTIVITIES:
     Net income                                                          $       9,785,000      $    2,856,000
     Adjustments to reconcile net income to net cash
         provided by operating activities-
              Depreciation and amortization                                      4,567,000             808,000
              Gains from sales of assets                                       (11,952,000)         (4,608,000)
              Equity in (earnings) losses from equity                            1,023,000             (30,000)
                  method investments
              Common stock compensation                                                ---              41,000
              Minority interest allocation                                       8,106,000           1,988,000
              Decrease in investment in direct financing lease                     160,000                 ---
              Increase in straight-line rent receivable                           (664,000)                ---
              Cash provided by (used in) Operating Activities --
              (Increase) Decrease In:
                  Restricted cash                                                  650,000             197,000
                  Accounts receivable                                           (1,478,000)            (79,000)
                  Other assets                                                  (3,969,000)         (1,598,000)
              Increase (Decrease) In:
                  Accounts payable, accrued expenses, and
                  other liabilities                                              1,087,000             873,000
                  Accrued interest payable                                         246,000             (99,000)
                  Deferred rent revenue                                            858,000                 ---
                  Accrued leasing commissions                                     (101,000)                ---
                  Security deposits                                                (55,000)            (85,000)
                                                                         -----------------      ---------------
              Net cash provided by operating activities                          8,263,000             264,000
                                                                         -----------------      --------------

INVESTING ACTIVITIES:
     Properties acquired                                                      (210,942,000)                ---
     Advances to equity method investment                                       (1,858,000)                ---
     Capital expenditures                                                         (675,000)         (1,140,000)
     Increase in deferred leasing costs                                           (433,000)                ---
     Decrease in cash escrows                                                    3,764,000                 ---
     Proceeds from sales of assets, net                                         24,956,000          13,477,000
                                                                        ------------------    ----------------
              Net cash (used in) provided by investing activities             (185,188,000)         12,337,000
                                                                        -------------------     --------------


                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                         --------------------------------------
                                                                               1998                   1997
                                                                         -----------------      ---------------
FINANCING ACTIVITIES:
     Issuance of common stock for stock options exercised                          385,000                ---
     Net proceeds from issuance of common stock                                 17,440,000                ---
     Dividends paid                                                             (4,359,000)          (734,000)
     Minority interest distributions                                            (3,449,000)          (516,000)
     Proceeds from mortgage notes payable                                       65,849,000          5,700,000
     Increase in deferred financing costs                                       (2,585,000)               ---
     Net borrowings under Credit Facility                                      128,230,000                ---
     Repayment of mortgage notes payable                                       (41,255,000)        (5,934,000)
     Repayment of other notes payable                                                  ---         (4,212,000)
                                                                            --------------     ---------------

     Net cash provided by financing activities                                 160,256,000         (5,696,000)
                                                                            --------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (16,669,000)         6,905,000

CASH AND CASH EQUIVALENTS, beginning of period                                  17,672,000          1,341,000
                                                                            --------------     --------------

CASH AND CASH EQUIVALENTS, end of period                                    $    1,003,000     $    8,246,000
                                                                            --------------     --------------
                                                                            --------------     --------------

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:

         Cash paid for interest                                             $    8,338,000     $    1,559,000
                                                                            --------------     --------------
                                                                            --------------     --------------


The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


1.  Organization and Operations:

         American Real Estate Investment Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which was organized in the state of Maryland in 1994. The Company was previously engaged in the ownership and operation of multifamily residential properties located in certain markets within the Southwestern United States, including the Denver, Phoenix and San Diego metropolitan areas. In connection with the transactions that were consummated on December 12, 1997 (the "Reorganization"), the Company modified its strategy to focus on the acquisition of industrial and office properties located in the mid-Atlantic and Northeastern United States. In June 1998, the Company sold its last remaining multifamily residential property, American Quadrangles Village Apartments (Note 3).

         As of November 4, 1998, the Company owns 68 office and industrial properties, a community shopping center, and an investment in a direct financing lease which are located in Eastern Pennsylvania, New York State, Northern New Jersey, and Ohio containing an aggregate of approximately 8.7 million square feet which have an overall occupancy of 98.0%. The Company conducts all of its service operations, including leasing, property management and other services through American Real Estate Management Inc. (the "Management Company") an equity investee of American Real Estate Investment, L.P. (the "Operating Partnership"), which was acquired in the Reorganization.


2.  General:


    Basis of Presentation

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to fairly present the financial position of the Company as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


    Principles of Consolidation

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 53% at September 30, 1998. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly owned subsidiaries and their operations for the three month and nine month periods ended September 30, 1998 and 1997 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Equity Method Investments

         The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company. The Company sold its non-controlling general partner interest in Emerald Vista Associates, L.P. in September 1997.

    Impact of Accounting Pronouncements Not Yet Adopted

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises reporting of information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of the new standard is required for the Company's December 31, 1998 financial statements. As SFAS 131 addresses only disclosure-related issues, its adoption will not have an impact on the Company's financial condition or its results of operations.

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

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.


For the three month period ended September 30,                    1998                               1997
----------------------------------------------     -------------------------------    --------------------------------
                                                         Basic         Diluted             Basic             Diluted
                                                         -----         -------             -----             -------
Net income                                           $   1,273,000  $   1,273,000       $  2,337,000     $   2,337,000
Add:  Minority interest allocation                             ---      1,086,000                ---         1,988,000
                                                     -------------  -------------       ------------     -------------
                                                         1,273,000      2,359,000          2,337,000         4,325,000

Weighted average number of shares outstanding            6,854,150      6,854,150          1,129,145         1,129,145
Stock equivalents:
                  Options and Warrants (1)                     ---        204,614                ---               ---
                  Convertible OP Units                         ---      5,865,916                ---           689,154
                                                     -------------  -------------       ------------     -------------
                                                         6,854,150     12,924,680          1,129,145         1,818,299
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

Earnings per Share                                   $        .19   $         .18       $      2.07      $        2.07
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------



                                                     -------------------------------    --------------------------------
For the nine month period ended September 30,                    1998                               1997
----------------------------------------------       -------------------------------    --------------------------------
                                                         Basic          Diluted              Basic          Diluted
                                                     -------------  -------------       ------------     -------------
Net income                                           $   9,785,000  $   9,785,000       $  2,856,000     $   2,856,000
Add:  Minority interest allocation                             ---      8,106,000                ---         1,988,000
                                                     -------------  -------------       ------------     -------------
                                                         9,785,000     17,891,000          2,856,000         4,844,000

Weighted average number of shares outstanding            5,936,238      5,936,238          1,125,828         1,125,828
Stock equivalents:
                  Options and warrants (1)                     ---        252,765                ---               ---
                  Convertible OP Units                         ---      4,906,375                ---           689,154
                                                     -------------  -------------       ------------     -------------
                                                         5,936,238     11,095,378          1,125,828         1,814,982
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

Earnings Per Share                                   $        1.65  $        1.61       $      2.54      $       2.54
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------



(1) Computed in accordance with the treasury stock method

Reclassifications

Certain amounts in the September 30, 1997 financial statements have been reclassified in order to conform with the September 30, 1998 presentation.


3. Acquisitions and Dispositions of Investments in Real Estate


         All acquisitions consummated during 1998 were accounted for by the purchase method. During the nine month period ended September 30, 1998, the Company acquired 21 industrial properties and 25 office properties totaling approximately 5.2 million square feet.

         The following table summarizes certain information regarding acquisition activity for the nine month period ended September 30, 1998:


                                                      Number
                                  Acquisition           of                                   Acquisition
          Property                   Date           Properties          Location                Price          Square Feet
----------------------------      -----------       ----------    ---------------------    ---------------     -----------
101 Commerce Drive                 January 8            1         Mechanicsburg, PA        $    26,340,000       597,100
One Philips Drive                  January 9            1         Mountaintop, PA               11,127,000       400,000
4472/ 4580 Steelway Blvd.          March 27             4         Liverpool, NY                 12,983,000       655,500
1001 and 1011 AIP Drive            March 27             2         Middletown, PA                 7,608,000       284,262
2400, 2404 and 2410                                     3         Camp Hill, PA                  6,710,000       182,813
   Gettysburg Road                 March 27
Galesi Portfolio                   April 30            10         Albany, NY                    58,876,000       790,000
4,5 and 8 Marway Circle            June 23              3         Gates, NY                      4,143,000       171,300
6 British American Blvd.           June 23              1         Latham, NY                     3,862,000        70,550
Fed One Industrial Portfolio       June 26              3         Zanesville, Marysville        11,738,000       633,500
                                                                  and Urbana, OH
Szeles Portfolio                   June 26              5         Allentown,                    40,589,000       385,457
                                                                  Mechanicsburg and
                                                                  Wyomissing, PA
ASW Property                       August 7             1         Green, OH                      7,878,000       255,000
Pioneer Portfolio                  August 19           12         Syracuse, NY                  87,300,000       801,720
                                                   ----------                               --------------     ----------
                                                       46                                   $  279,154,000     5,227,202
                                                   ----------                               --------------     ----------



These acquisitions were funded with cash reserves and cash generated from the sale of Americana Lakewood Apartments and Quadrangles Village Apartments, $57,383,000 of fixed rate mortgage debt (including approximately $23,600,000 of debt assumed) with interest rates ranging from 7.03% to 9.68%, $8,430,000 of variable rate mortgage debt, (with an interest rate of LIBOR plus 2%), borrowings under the Company's Credit Facility and the issuance of 2,533,832 units of partnership interest in the Company's Operating Partnership, which were issued in the acquisition of the Galesi and Pioneer Portfolios. Additionally, the Company issued 720,743 of its Common Stock in a Private Placement resulting in net proceeds of approximately $11,019,000, which was used to repay certain indebtedness encumbering certain properties in the Pioneer Portfolio.

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

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


Pro Forma Operating Results

Assuming the completion of acquisitions and dispositions which occurred in 1997, the sales of Americana Lakewood and Quadrangles Village Apartments in 1998, the 1998 acquisitions discussed in Notes 4 and 8, and the private placements completed in July and August 1998, (Note 5) as of January 1, 1998 and January 1, 1997, pro forma operating results are presented as follows:


                                                                          For Nine
                                                                        Months Ended          For Year Ended
                                                                        September 30,          December 31,
                                                                            1998                   1997
                                                                     ------------------    --------------------
Total revenue                                                        $    45,455,000       $     58,577,000
Operating income (1)                                                       9,089,000             11,999,000
Minority interest                                                          4,247,000              5,607,000
                                                                     ------------------    --------------------
Net income                                                           $     4,842,000       $      6,392,000
                                                                     ------------------    --------------------
                                                                     ------------------    --------------------
Earnings per share
         Basic                                                             $    .66               $   .87
                                                                           ---------              --------
                                                                           ---------              --------
         Diluted                                                           $    .66               $   .87
                                                                           ---------              --------
                                                                           ---------              --------


----------
(1) Net of $7,832,000 and $10,162,000 in depreciation expense for the nine-month period ended September 30, 1998 and the year ended December 31, 1997, respectively.

The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 1998 and 1997, including adjustments for depreciation, based upon the acquisition price associated with the property acquisitions, interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the respective year or the period and interest savings utilizing the net proceeds from the July private placement to repay the Credit Facility. The above pro forma amounts are also adjusted to reflect the impact of the multi-family property dispositions in 1997 and 1998 as if they were disposed of as of January 1, 1997.

These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 1997, nor do they purport to represent the future results of the Company.

4. Indebtedness

As of September 30, 1998, the Company had mortgage notes payable of $111,095,000 with variable and fixed interest rates which ranged from 7.03% to 9.68% with maturities extending through 2013. In April 1998, the Company obtained a three-year $150,000,000 senior secured revolving credit facility (the "Credit Facility"). The amount outstanding under the Credit Facility is $128,230,000 at September 30, 1998. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties securing the Credit Facility. Borrowings under the Credit

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital, and funds for capital improvements at a variable rate equal to a Eurodollar rate plus 1.625% per annum (7.00% at September 30, 1998). The weighted average rates for this Credit Facility for the three and nine month periods ended September 30, 1998 were 7.42% and 7.38%, respectively. In addition, a fee of .25% per annum on the unused amount of the Credit Facility is payable quarterly in arrears. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annually, and on an on-going basis.

5.  Common Stock Offerings

    On July 9, 1998, the Company sold 1,092,051 shares of Common Stock at $16.50 per share in a private placement with several institutional investors including Morgan Stanley Asset Management, Inc. and CRA Real Estate Securities, L.P. The private placement generated net proceeds of approximately $17,440,000, which was utilized to pay down the Credit Facility. These investors have certain obligations to the Company in the event the Company's Common Stock price exceeds $19.50 on the earlier of July 12, 1999 or on a Liquidating Event, as defined in the subscription agreements. Conversely, in the event the Company's Common Stock price is less than $15.50 at that time, the Company is obligated to make a cash payment to the investors based upon a pre-determined formula.

    On August 19, 1998, the Company consummated a private placement for 720,743 shares of Common Stock for an aggregate purchase price of approximately $11,400,000 with the New York State Common Retirement Fund as partial repayment for certain indebtedness encumbering certain properties in the Pioneer Portfolio.

6.  Dividends

         On February 18, 1998, the Company declared a dividend of $.22 per share for the fourth quarter of 1997 which was paid on March 16, 1998 to shareholders of record as of March 2, 1998.

         On May 13, 1998, the Company declared a dividend of $.22 per share for the first quarter of 1998 which was paid on June 12, 1998 to shareholders of record as of May 26, 1998.

         On August 13, 1998, the Company declared a dividend of $.265 per share for the second quarter of 1998 which was paid on September 10, 1998 to shareholders of record on August 26, 1998.

         On October 29, 1998, the Company declared a dividend of $.265 per share for the third quarter of 1998 which is payable on November 23, 1998 to shareholders of record on November 9, 1998.

7.  Subsequent Events

         On October 16, 1998, the Company closed a $94,900,000 ten-year term loan with Column Financial, Inc. The loan is at a fixed rate for 10 year term, and was funded in two tranches, the first tranche was $77,700,000 at 7.50% and a second tranche of $17,200,000 at 7.58%. Both loans provide for monthly payments of principal and interest based on 30-year amortization. The loans are non-recourse to the Company and are secured by 21 properties. The proceeds of the loan were used to pay down the Company's $150 million revolving line of credit and other mortgage debt

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


and to acquire three triple net leased distribution facilities comprising 1.4 million square feet in Chambersburg, PA.

         On October 30, 1998, the Company acquired three industrial properties aggregating approximately 1.4 million square feet for a purchase price of approximately $48,951,000, including closing costs. The acquisitions were funded by the Company's Credit Facility and the $17,200,000 borrowing from Column Financial, Inc. discussed above.

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

The following discussion compares the operations and activities of the Company for the three and nine-month periods ended September 30, 1998 and 1997 and should be read in conjunction with the accompanying financial statements and notes thereto.


RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 1998 and 1997

Net income for the three and nine month periods ended September 30, 1998 was $1.3 million and $9.8 million, respectively, compared with net income of $2.3 and $2.9 million for the same periods ended September 30, 1997. The changes in net income during these periods were primarily the result of $11.9 million in gains recorded as a result of the sale of the Americana Lakewood Apartments in January 1998 and the sale of the Quadrangles Village Apartments in June 1998, the increases in net operating income in 1998 as a result of property acquisitions since the Reorganization, and gains generated in the third quarter of 1997 from the sale of the Sedona Apartments and the Company's investment in Emerald Vista Associates, L.P.

Revenues for the three and nine month periods ended September 30, 1998 increased to approximately $11.9 million and $25.6 million as compared with $1.7 million and $5.8 million for the same periods ended September 30, 1997, respectively, primarily as a result of property acquisitions since the Reorganization. The impact of straight-line rent adjustments increased rent revenues by $242,000 and $664,000 for the three and nine month periods ended September 30, 1998, respectively. Reimbursement revenue and other income increased in 1998 as compared to 1997 as a result of income from a direct financing lease of $234,000 in 1998 and reimbursement revenue from office and industrial properties.

Operating expenses increased by approximately $7.2 million and $12.6 million for the three and nine month periods ended September 30, 1998 over the same periods in 1997. This overall increase is a result of property acquisitions since the Reorganization and is primarily the result of increases in depreciation and interest expense associated with the increase in the Company's investments in real estate and mortgage debt from $28.8 million and $26.4 million at September 30, 1997 respectively, to $389.8 million and $239.3 million respectively, at September 30, 1998.

Equity in earnings from investments decreased by $735,000 and $1.5 million as a result of the operating losses incurred by the Management Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 1998 and 1997

Cash and cash equivalents were approximately $1.0 million at September 30, 1998 and $17.7 million at December 31, 1997. The overall decrease in cash and cash equivalents is primarily the result of the Company's reinvestment of cash from asset sales into real estate assets during the nine month period ended September 30, 1998.

During the nine months ended September 30, 1998, the Company generated $8.3 million in cash flow from operating activities as compared to cash flow generated of $264,000 during the same period in 1997. This increase in operating cash flow is a result of the Reorganization and the cash flow generated from the various acquisitions consummated by the Company on and since that date.

Cash used in investing activities in the nine months ended September 30, 1998 was $185.2 million as compared to $12.3 million of cash generated during the same period in 1997. The increase in cash used was primarily a result of approximately $210.9 million in acquisitions paid for in cash, net of $24.9 million of net cash proceeds from the sale of Americana Lakewood and Quadrangles Village Apartments during 1998. Cash generated from financing activities was $160.2 million in 1998 as compared to $5.7 million of cash used in financing activities in the same period in 1997. The primary sources of this cash were borrowings from mortgage notes, the issuance of common stock in the July 1998 private placement and borrowings from the Credit Facility.

Capitalization

As of September 30, 1998, the Company had $239.3 million of mortgage debt outstanding. This mortgage debt matures between 2000 and 2008. The Company's Credit Facility provides for borrowings up to $150,000,000 and bears interest at a variable rate equal to 30, 60 or 90-day Eurodollar or LIBOR rate plus 1.625% per annum. As of September 30, 1998, the Company had borrowed $128,230,000 under the Credit Facility. The Company's weighted average interest rate was approximately 7.38% at September 30, 1998. As discussed in
Note 7 to the Company's financial statements, in October 1998 the Company closed a $94,900,000 non-recourse, fixed-rate, ten-year term loan, the proceeds of which were used to pay down the Company's Credit Facility and other mortgage debt and to acquire certain properties. The Company's debt to market capitalization and debt to market capitalization ratio were $496.1 million and 58.9% respectively, as of October 30, 1998 based upon the closing price of the Company's common stock of $14.75 per share as of that date.

Short and Long Term Liquidity

The Company expects to meet its short-term (1 year or less) liquidity needs based on its cash flow from operations and, if necessary, borrowings from its Credit Facility. The Company believes that its principal short-term liquidity needs are to fund normal recurring operating expenses, recurring capital improvements, debt service and distributions to its stockholders and holders of OP Units.

The Company expects to meet long-term liquidity requirements including property acquisitions, debt maturities, major renovations, expansions and other non-recurring capital improvements through its Credit Facility, the assumption of additional indebtedness, additional term debt and the issuance of additional equity securities. In July 1998, the Company filed with the Securities and Exchange Commission a shelf registration statement under which the Company from time to time may issue Common Stock, or Preferred Stock and depository shares representing Preferred Stock with an aggregate value of $500 million.

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

         FFO and cash flows for the three and nine month periods ended September 30, 1998 and 1997 are summarized in the following table (in thousands, except per share data):


                                                             For Three Months Ended              For Nine Months Ended
                                                                  September 30,                      September 30,
                                                          ------------------------------    --------------------------------
                                                               1998           1997               1998             1997
                                                             -------         ------             ------           ------
                                                           (unaudited)     (unaudited)        (unaudited)      (unaudited)
Net income before minority interest                         $  2,359        $   4,325          $  17,891        $   4,844
(Less) Plus:
     Gains on sales of assets                                    ---           (4,205)           (11,952)           (4,608)
     Depreciation and amortization related to real
         estate                                                1,892              233              4,157               769
     Other cash adjustments                                       53              ---                159               ---
     Equity in (earnings) losses from investments in
         partnership and management company                      562             (173)             1,023              (437)
     FFO contribution (loss) from equity investments            (519)             220               (895)              575
                                                          -------------   ------------       ------------    -------------
     Funds from Operations                                 $    4,347       $     400          $  10,383        $    1,143
                                                          -------------   ------------       ------------    -------------

Cash flow from operating activities                                                            $   8,263        $      264
Cash flow from investing activities                                                             (185,188)           12,337
Cash flow from financing activities                                                              160,256            (5,696)
                                                                                             ------------     -------------

Net (decrease) increase in cash                                                                $ (16,669)       $    6,905
                                                                                             ------------     -------------
                                                                                             ------------     -------------
Weighted average number of common shares/units
- diluted                                                  12,963,432       1,818,299         11,095,378         1,814,982
                                                          -------------   ------------       ------------    -------------
                                                          -------------   ------------       ------------    -------------


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

THE YEAR 2000 ISSUE

          The Company is in the process of implementing a Year 2000 compliance program which consists of the following steps:

         1. Compilation of an inventory of information and property systems which are impacted by the Year 2000.
         2. Prioritization of the critical systems identified in Step 1 and inquiries of third parties with whom the Company does significant business including but not limited to vendors, service providers and tenants as to their Year 2000 compliance.
         3. Analysis of critical systems and evaluation of the costs to repair or replace those systems. Repair or replacement of those systems and testing of the systems.

Status

          The Company is in process of compiling a complete inventory of systems which are impacted by Year 2000 concerns. The Company's accounting and property management systems are either already Year 2000 compliant or will be upgraded at an immaterial cost to the Company by the third party vendor who developed the software. The Company anticipates that these upgrades will be complete by March 1999. All of the Company's desktop and network systems are believed to be Year 2000 compliant. Currently, the Company is reviewing and will continue to review its buildings operating systems to determine whether they are compliant. The Company anticipates that this assessment will be complete by March 1999. Based upon the status of this assessment, the Company does not believe a material number of these systems will be non-compliant.

          The Company is exposed to the risk that its vendors or service providers could experience Year 2000 problems that, in turn, impact their ability to deliver products or services to the Company. This is not considered to be a significant risk for suppliers of goods, due to the availability of alternative suppliers, however, the disruption of certain services, such as utilities could have material impact on the Company's operations. The Company is not currently aware of any vendor or service provider Year 2000 issue which management believes would have a material adverse impact on the Company's ability to operate its properties. The inability of vendors or service providers to be Year 2000 compliant could have an adverse impact on the Company, the effect of which is not determinable at this time.

         The Company is also exposed to the risk that its tenants could experience Year 2000 problems that impact the tenants' ability to pay rent. The Company does not believe that this risk is likely to effect enough tenants to pose a material problem to the Company. The impact of non-compliance by tenants is not determinable at this time.

         Based on the current status of the Company's inventory of systems regarding Year 2000 compliance, the Company has concluded it is not necessary to develop a formal contingency plan. The Company will continue to evaluate the need for such a formal plan as part of its on-going Year 2000 compliance review.

         Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements on page 14.

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

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Promissory Note between American DE/SPE, LLC Virginia Street Associates Limited Partnership and Column Financial, Inc. for $65,500,000.

    10.2 Amended and Restated Promissory Note between American DE/SPE2, LLC, American DE/SPE4, L.P. and Column Financial, Inc.
              for $29,400,000.

    27        Financial Data Schedule

(b) Reports on Form 8-K:

         During the three month period ended September 30, 1998, and through November 13, 1998, the Company filed the following:


    (i) a Current Report on Form 8-K dated June 22, 1998 was filed on July 7, 1998 (reporting under Items 2 and 7) regarding the Company's acquisition of five industrial properties and two office buildings totaling 875,350 square feet for approximately $19.5 million.

    (ii) a Current Report on Form 8-K/A No. 1 dated April 30, 1998 was filed on July 14, 1998 (reporting under Item 5 and amending Item 7 as originally filed) regarding the Company's various acquisitions and disposition of the Quadrangles Village Apartments which was consummated on June 24, 1998. Such Form 8-K/A also included information regarding the Company's Private Placement on July 9, 1998. The Company issued 1,092,051 shares of Common Stock at $16.50 per share to various institutional investors. The net proceeds from the Private Placement were contributed to American Real Estate Investment, L.P. in exchange for 1,092,051 units of limited partnership interest (OP Units).

    (iii) a Current Report on Form 8-K, dated July 30, 1998 was filed on August 13, 1998 (reporting under Item 2 and 7) regarding the Company's acquisitions and pending acquisitions of two industrial properties and 19 office buildings totaling 1,970,814 square feet for approximately $181.2 million.

    (iv) a Current Report on Form 8-K, dated August 19, 1998 was filed on September 3, 1998 (reporting under Item 2 and 5) regarding the consummation of twelve of the fifteen properties in the Pioneer Portfolio on August 19, 1998. Additionally, the Company issued 720,743 of its Common Stock to the New York State Common Retirement Fund as partial repayment for certain indebtedness encumbering certain properties in the Pioneer Portfolio.

    (v) a Current Report on Form 8-K, dated October 30, 1998 was filed on November 13, 1998 (reporting under Item 2 and 7) regarding the consummation of the acquisition of three properties in Chambersburg, PA.

                            SIGNATURES OF REGISTRANT

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN REAL ESTATE
                              INVESTMENT CORPORATION

Date: November 16, 1998       By: /s/ Jeffrey E. Kelter
                                  ---------------------
                                  Jeffrey E. Kelter
                                  President


Date: November 16, 1998       By: /s/ Timothy A. Peterson
                                  ------------------------
                                  Timothy A. Peterson
                                  Chief Financial Officer


Date: November 16, 1998       By: /s/ Timothy E. McKenna
                                  ----------------------
                                  Timothy E. McKenna
                                  Treasurer
                                  (Principal Accounting Officer)