Form 10-K
period 1998-12-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1999-03-31
CIK 906113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
          (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
   (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-12514

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                (Name of registrant as specified in its charter)

                   MARYLAND                                        84-1246586
         (State or other jurisdiction                     (IRS Employer Identification
       of incorporation or organization)                             Number)

      620 WEST GERMANTOWN PIKE, SUITE 200
        PLYMOUTH MEETING, PENNSYLVANIA                                19462
   (Address of principal executive offices)                        (Zip Code)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER (INCLUDED AREA CODE): (610) 834-7950

       Name of each Exchange on which Registered: American Stock Exchange

         Securities registered under Section 12(b) of the Exchange Act:

                              Title of each Class:

                         Common Stock, $.001 Par Value

    Securities registered under Section 12(g) of the Exchange Act: NONE

    Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) and been subject to such filing requirements for the past 90 days.Yes /X/ No / /

    Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange) on March 29, 1999 was approximately $68.0 million. As of March 29, 1999, there were 7,392,974 shares of Common Stock, $.001 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the annual meeting of the shareholders of American Real Estate Investment Corporation to be held in 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1.      Business......................................................................................           3
Item 2.      Properties....................................................................................          12
Item 3.      Legal Proceedings.............................................................................          15
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          15

PART II

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters.........................          16
Item 6.      Selected Financial Data.......................................................................          17
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          18
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.....................................          24
Item 8.      Financial Statements and Supplementary Data...................................................          24
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          24

PART III.

Item 10.     Directors and Executive Officers of the Registrant............................................          25
Item 11.     Executive Compensation........................................................................          25
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          25
Item 13.     Certain Relationships and Related Transactions................................................          25

PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K................................          26
Signatures.................................................................................................

                                    PART I.

ITEM 1. BUSINESS.

    American Real Estate Investment Corporation (together with its subsidiaries, the "Company") is a self-administered, self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition and development of industrial and office properties. At December 31, 1998, the Company owned a portfolio of 99 properties (the "Properties") comprised of 64 industrial properties, 33 office properties, a community shopping center and an investment in a direct financing lease which aggregated approximately 12 million square feet. The Properties are located principally in the eastern United States and were 98% leased to 290 tenants at December 31, 1998.

    The Company's strategic focus continues to be the acquisition of institutional quality, "high bay" distribution facilities located in close proximity to major ports, airports and interstate and regional road systems in the eastern United States. Additionally, the Company owns a variety of single tenant and multi-tenant service, assembly, light manufacturing and research and development facilities in suburban, mixed-use developments or business parks.

    The Company's office properties consist principally of modern mid-rise and single-story suburban buildings, located in suburban office parks. Substantially all of the office buildings are located within established and growing business communities with convenient access to regional and interstate road systems and highways.

    The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, American Real Estate Investment, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owns, at December 31, 1998, approximately 53% of the limited partnership interests (the "OP Units") in the Operating Partnership. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the directors of the Company own approximately 27% of the outstanding Common Stock and OP Units as of December 31, 1998. Each OP Unit may be redeemed by the holder for one share of Common Stock (subject to certain anti-dilution provisions), or, at the Company's option, the cash value of one share of Common Stock. With each such exchange, the Company's percentage interest in the Operating Partnership will increase.

    During the year ended December 31, 1998, the Company increased the portfolio of owned real estate from approximately two million square feet to 12 million square feet and the book value of its real estate assets from $152 million to $536 million, respectively. The Company accomplished this by acquiring 78 industrial and office buildings for an aggregate purchase price of approximately $418 million and by disposing of its two remaining multi-family assets for proceeds of $41.0 million and reinvesting these proceeds in office and industrial assets. Industrial acquisitions totaled $255 million, comprising 54 buildings and 8.4 million square feet, and office acquisitions totaled $163 million, comprising 24 buildings and 1.5 million square feet. At December 31, 1998, the Company's industrial and office real estate portfolio composition, on a square footage basis, was 82% industrial (64 properties totaling 9.7 million square feet) and 17% office (33 buildings, totaling two million square feet).

    Additionally, in December 1998, the Company formed a strategic alliance with Browning Investments, Inc., a developer located in Indianapolis, Indiana, to develop Airtech Park, a 457 acre site located adjacent to the Indianapolis International Airport, with direct access to Interstate 70. This site can accommodate 7.5 million square feet of industrial development. The terms of this alliance give the Company an option and right of first refusal to develop distinct land parcels through joint ventures in which the Company will have a 50% noncontrolling ownership interest. In 1998, the venture commenced the construction of the first facility in Airtech Park, a 495,740 build-to-suit industrial building on 34 acres for lease to Brightpoint, Inc. This building is expected to be completed in the first quarter of 2000 for a cost of approximately $28.5 million.

    The Company was originally incorporated in Delaware in 1993 and was re-incorporated in Maryland in 1994. The Company's executive offices are located at 620 West Germantown Pike, Suite 200, Plymouth Meeting, Pennsylvania and its telephone number is 610-834-7950. The Company also maintains regional offices in Allentown, Pennsylvania; Franklin Lakes, New Jersey; Albany and Syracuse, New York; and Greenville, South Carolina.

MANAGEMENT AND EMPLOYEES

    The Company conducts its real estate management activities through American Real Estate Management, Inc. (the "Management Company"). At December 31, 1998, the Company managed all but one of the Properties through the Management Company. Urban Farms Shopping Center, a community shopping center which was sold on March 26, 1999, was managed for the Company by unaffiliated third parties. The Company also manages, through the Management Company, additional properties on behalf of third parties. As of March 25, 1999, the Management Company was managing industrial and office properties containing an aggregate of approximately 15 million square feet, of which approximately 12 million square feet was owned by the Company, approximately two million square feet related to properties owned by unaffiliated third parties and approximately one million square feet related to two properties owned by limited partnerships in which certain executive officers and a director of the Company have general and limited partnership interests. Through its ownership of 100% of the nonvoting preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. The Management Company's voting stock is owned by three directors of the Company.

    The Company accounts for its investment in the Management Company in accordance with the equity method of accounting as it does not control its operations. The Management Company currently has 76 full-time employees, including the Company's executive officers. Such persons provide services to both the Company and the Operating Partnership.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

    The Company's primary business objectives are to maximize total return to shareholders through growth in the Company's cash flow per share and to increase the value of its portfolio. The Company intends to pursue these objectives through aggressive asset and property management, acquiring and selectively developing new properties with a view towards maximizing cash flow and the selective disposition of non-core assets. Though the Company currently is focusing its activities in the eastern United States, no specific geographic limits have been established.

    The Company intends to accomplish its business objectives (i) through contractual increases in rental rates from existing leases, (ii) by maintaining and increasing occupancy levels in its properties, (iii) by increasing rental rates through aggressive management and re-leasing of space, (iv) by acquiring primarily new properties which have potential for additional growth through adaptive re-use and/or expansion and (vi) by generating build-to-suit development opportunities, particularly by maintaining strong relationships with its tenants and establishing local market prominence.

    The Company's strategy is to generate growth opportunities (i) in markets where it has a significant local market presence through cash acquisitions of single properties and portfolios and (ii) by entering targeted markets through strategic transactions with dominant local partners, often through the issuance of OP Units in tax deferred transactions. Management targets markets which exhibit strong, stable supply and demand fundamentals yet offer the opportunity to acquire high quality assets at discounts to replacement cost with attractive total returns. Management believes that these opportunities exist in primary markets which have lagged the national real estate recovery, primary markets in which there is a misperception that the market is dominated by a one or two significant players, and secondary markets which offer vital alternatives to cost sensitive tenants. In implementing its growth strategy, management generally does not pursue transactions which involve competitive bid situations. Rather the Company endeavors to seek out owners before they are actively marketing their properties and establish relationships with entrenched local developers who can supply the Company with a pipeline of attractively priced real estate.

    The Company believes that the combination of long-term leased warehouse/distribution facilities and suburban office properties presents a balanced and complementary strategy for maximizing total shareholder return. The warehouse facilities are intended to provide stable long-term cash flow to the Company, as they generally represent established fixed income, require low recurring capital expenditures and have modest tenant exposure. The office portfolio provides greater internal cash flow growth opportunities through increases in contractual rent, lease-up of existing vacancy and operating efficiencies derived from economies of scale and management expertise.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

    The following is a discussion of the Company's current investment and financing policies. The Company's policies with respect to these activities have been determined by the Directors of the Company and may be amended or revised from time to time at the discretion of the Directors without a vote of the shareholders of the Company.

INVESTMENT POLICIES

    The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property. The key criterion for new investments will be that they offer total returns likely to enhance shareholder value and the opportunity for growth in cash flows from operating activities and asset value.

    The Company may purchase or develop properties for long-term investment, expand, renovate and improve its properties or sell any of its existing or acquired properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership through joint venture or other types of shared ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

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

FINANCING POLICIES

    The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-Total Market Capitalization ratio. As of December 31, 1998, the Company had a debt-to-Total Market Capitalization ratio of approximately 57.5% (based on the closing price of $15.88 per share of Common Stock on December 31, 1998). "Total Market Capitalization" means the sum of the aggregate market value of the Company's outstanding Common Stock and OP Units, the total debt of the Company and the liquidation value of Convertible Preferred Stock and Convertible Preferred OP Units on the date thereof. The debt-to-Total Market Capitalization ratio, which is based upon the market value of the Company's equity and, accordingly, fluctuates with changes in the price of the Common Stock, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions, the Company's debt-to-Total market Capitalization may change. The Company believes that debt-to-Total Market Capitalization provides a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company also considers its interest coverage and fixed charge coverage ratios to be indicative of its level of leverage and ability to service its debt and fixed charges. For the twelve months ended December 31, 1998 the Company's interest coverage ratio and fixed charge coverage ratio was 2.08.

    The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offers of senior securities), debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code") concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed to use all commercially reasonable efforts to maintain a level of indebtedness at least equal to the level of indebtedness immediately following the closing of the Reorganization and to cause its lenders to permit certain holders of OP Units ("Unitholders") to guarantee such level of indebtedness. At December 31, 1998, approximately $83,200,000, in the aggregate, of the Company's outstanding indebtedness is guaranteed by these respective Unitholders in the Operating Partnership.

    In the event the Board of Directors determines to raise additional equity capital, the Board of Directors has the authority, without shareholder approval, to issue additional shares of Common Stock up to the maximum number authorized, or other capital stock, on such terms and for such consideration it deems appropriate, including in exchange for property. Any such offerings might cause a dilution of a shareholder's investment in the Company.

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

    The Company intends to seek to acquire additional real estate assets using shares of Common Stock to pay all or a portion of the purchase price. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances may not be dilutive to the Company's existing shareholders. In addition, shares of Common Stock may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended ("the "Securities Act"). Sales of those shares may adversely affect the market price of the Company's outstanding shares of Common Stock.

    The Company may also acquire additional real estate assets in exchange for OP Units. This creates the opportunity for tax deferred transactions for the seller.

SUMMARY OF INDEBTEDNESS

    The following table sets forth the Company's mortgage indebtedness outstanding, including debt premiums, at December 31, 1998.

                          DECEMBER 31,                  MATURITY
                              1998        INTEREST        DATE                           ANNUAL
LENDER                       BALANCE        RATE      (MONTH/YEAR)    AMORTIZATION      PAYMENTS            COLLATERAL
------------------------  -------------  -----------  -------------  ---------------  ------------  ---------------------------
USG Annuity and Life....  $   2,837,000        8.25%         9/00              20     $    309,000  One Tabas Lane
USG Annuity and Life....      4,578,000        8.50%         9/05              20          479,000  Two Tabas Lane
USG Annuity and Life....      3,514,000        8.50%         9/05              20          367,000  1305 Goshen Parkway
M&T Real Estate, Inc....      1,628,000        8.68%        11/01             N/A          140,000  13 Columbia Circle
M&T Real Estate, Inc....      5,378,000        8.33%        11/05             N/A          432,000  3 Columbia Circle
M&T Real Estate, Inc....      7,434,000        8.53%        11/06             N/A          600,000  15 Columbia Circle
Independent Order of
  Foresters.............      4,793,000        8.50%         3/03              10          489,000  1 Columbia Circle
Guardian Life Insurance
  Company...............      3,797,000        9.68%         2/07              20          453,000  1045 James Street
Nationwide Life
  Insurance Company.....      1,790,000        8.25%         9/02              14          143,000  8677 Logo Court
Nationwide Life
  Insurance Company.....      1,391,000        9.75%         9/02              20          125,000  8677 Logo Court
Nationwide Life
  Insurance Company.....      6,412,000        9.75%         9/02              20          576,000  8677 Logo Court
Column Financial, Inc...      7,437,000        7.03%         1/08              30          601,000  One Philips Drive
Column Financial, Inc...     16,856,000        7.03%         1/08              30        1,361,000  101 Commerce Drive
Column Financial, Inc...     65,416,000        7.50%        10/08              30        5,496,000  (1)
Column Financial, Inc...     29,363,000        7.55%        10/08              30        2,479,000  (2)
Berkshire Life Insurance
  Company...............      2,327,000        8.75%         7/13              25          259,000  5000 Campuswood Drive
AEGON USA Realty
  Advisors..............      6,619,000        6.92%         7/13              15          458,000  4400 West 96th Street

                          DECEMBER 31,                  MATURITY
                              1998        INTEREST        DATE                           ANNUAL
LENDER                       BALANCE        RATE      (MONTH/YEAR)    AMORTIZATION      PAYMENTS            COLLATERAL
------------------------  -------------  -----------  -------------  ---------------  ------------  ---------------------------
Nationwide Life
  Insurance Company.....        715,000        7.91%         4/06              17           54,000  6402 Corporate Drive
Nationwide Life
  Insurance Company.....      2,620,000        7.91%         4/06              17          199,000  6402 Corporate Drive
Nationwide Life
  Insurance Company.....      3,079,000        8.41%         4/06              20          242,000  6402 Corporate Drive
Nomura Asset Capital
  Corporation...........     44,291,000        7.71%        10/22              25        4,463,000  (3)
Bank Boston and
  various...............    123,830,000        7.39%(5)      4/2001           N/A        9,151,000(5) (4)
                          -------------                                               ------------
                          $ 346,105,000                                               $ 28,876,000
                          -------------                                               ------------
                          -------------                                               ------------

------------------------

(1) Secured by a first lien on 17 properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(2) Secured by a first lien on 4 properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(3) Secured by a first lien on 10 properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(4) Secured by a first lien on 53 properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenents and agreements customary in such borrowings.

(5) Debt service is payable monthly at a Eurodollar rate plus 1.625%, interest only. Rate as of December 31, 1998 was 7.39%. Annual amount is based on interest payments at 7.39%.

RECENT ACQUISITIONS

    On March 26, 1999, the Company consummated the following transactions:

    - the sale of Urban Farms Shopping Center, a community shopping center located in northern New Jersey for proceeds of approximately $10.0 million. This sale resulted in a gain of approximately $1.5 million for financial reporting purposes.

    - the acquisition of a 303,091 square foot industrial facility located in Duncan, South Carolina for a purchase price of approximately $9.7 million including closing costs. This facility is leased to BMG Music until July 2003.

    The Company is currently evaluating several property acquisitions and transactions which include strategic transactions designed to increase shareholder value over the long-term. There can be no assurance that the Company will pursue any of these potential acquisitions or transactions, or that, if pursued, the Company will successfully acquire any such properties or complete such transactions or that such properties or transactions once completed will perform as expected.

COMPETITION

    The Properties are primarily located in the Eastern United States. There are numerous other office and industrial properties and real estate companies within the market area of each of such properties which competes with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company's competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located. With respect to development and acquisition opportunities, the Company competes with other REITs and investors in office and industrial properties seeking to develop or acquire properties in the areas where the Company will concentrate its activities. The Company will experience strong competition in pursuing development and acquisition opportunities.

    The Company's financial performance and its ability to make distributions to shareholders continues to be particularly sensitive to the economic conditions in New York State, northern New Jersey, central Pennsylvania and the Greenville and Spartanburg region of South Carolina. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's operations or cash available for distribution. The Company's revenues and the value of the Properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties). These factors, when and if they occur in an area in which the Properties are located, would adversely affect the Company's ability to make distributions to its shareholders.

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

    All of the Properties have been subject to Phase I or similar environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where Phase I assessments resulted in specific recommendations for remedial actions, the recommended action has been taken.

    The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities of which the Company is unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its properties will not be affected by tenants and occupants of its properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

    Environmental inspections indicate that there are minor amounts of asbestos containing materials ("ACMs") in certain of the Properties, primarily in the form of floor tiles and ceiling materials, which are generally in good condition. The presence of such amounts of ACMs is in compliance with current law.

    The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Neither the Company nor the Operating Partnership has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim related to hazardous or toxic substances in connection with any of its present Properties.

    From time to time legislation is proposed which, if enacted, would require installation of various items of safety equipment, such as smoke alarms and sprinkler equipment. If such legislation should be enacted and be applicable to the Properties, the Company could be required to expend material sums in fulfilling these requirements.

DEPRECIATION

    See "Schedule III--Real Estate and Accumulated Depreciation" herein.

GENERAL

    In the opinion of management, the Properties are adequately covered by insurance. The Company has no plans to make any material renovations or improvements to any of the Properties.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding named executive officers and other executives of the Company.

NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------
David F. McBride(1)....................          51   Chairman
Jeffrey E. Kelter(1)...................          44   President and Chief Executive Officer
Timothy A. Peterson(1).................          33   Executive Vice President, Chief Financial Officer and Secretary
Stephen J. Butte(1)....................          39   Senior Vice President, Chief Investment Officer
John B. Begier.........................          33   Senior Vice President--Acquisitions
Charles C. Lee.........................          35   Senior Vice President--Marketing and Leasing
Francis X. Ryan........................          38   Senior Vice President--Property Operations
Timothy E. McKenna(1)..................          35   Vice President--Finance, Treasurer
Jennifer A. Pancoast...................          35   Vice President--Leasing
Jeffrey D. Anderson....................          46   Vice President--Operations

------------------------

(1) This executive is a named executive officer of the Company.

    Mr. McBride has been Chairman of the Board of the Company since December 1997. He served as Secretary of the Company from January 1998 until December 1998. He has served as Chief Executive Officer of McBride Enterprises, Inc. and affiliated family real estate, construction and brokerage companies since 1987 and has been a director of McBride Enterprises, Inc. and such enterprises since 1975. Mr. McBride has served as a Director of Midlantic Corporation, Midlantic National Bank and various subsidiaries for thirteen years prior to its merger with PNC Bank in 1996. Prior to 1987, he was a partner in the law firm of Harwood Lloyd from 1981 to 1987, a partner in the law firm of Murphy, Ellis & McBride from 1997 to 1981, and an associate in the firm of Robinson, Wayne & Greenberg from 1973 to 1977, all located in New Jersey. He received B.A. and J.D. degrees from Georgetown University in 1969 and 1973, respectively. He remains Of Counsel to Harwood Lloyd and is a member of the bars of New Jersey and New York.

    Mr. Kelter has been President of the Company since December 1997 and was appointed Chief Executive Officer in December 1998. He has over 18 years of experience in all phases of commercial real estate including development, third-party management and employed by The Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982, Mr. Kelter was employed by Vector Properties in Tulsa, Oklahoma, where he was in charge of the development and finance of several downtown Tulsa office building renovations. In 1982, Mr. Kelter founded Penn Square Properties, Inc. in Philadelphia and has served as chief executive officer and president. Prior to the Reorganization, Mr. Kelter also served on the Board of Directors of the Central Philadelphia Development Corporation (CPDC), a non-profit urban planning commission. He has developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets.

    Mr. Peterson has served as Chief Financial Officer of the Company since August 1998 and as Secretary since December 1998. He was appointed Executive Vice President of the Company in March 1999. Prior to joining the Company, Mr. Peterson held a variety of positions with Post Properties, Inc. since 1989, including his most recent responsibility as Executive Vice President, Finance. While at Post Properties, Mr. Peterson managed all capital markets activities, maintained all rating agency relationships and oversaw accounting, budgeting and financial reporting functions. Mr. Peterson is a Certified Public Accountant, is a member of the National Association of Real Estate Investment Trusts and currently serves as Co-Chairman of its Accounting Committee and Adjunct member of the Best Financial Practices Task Force. He is a member of the Tax Policy Advisory Board of the National Realty Committee and the University of Florida Real Estate Advisory Board.

    Mr. Butte is a Certified Public Accountant and has served as Senior Vice President of the Company with primary responsibility for acquisition due diligence and financing since December 1997. He was appointed Chief Investment Officer in March 1999. Prior to joining Penn Square Properties, Inc. in 1988, he spent five years in public accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry.

    Mr. Begier has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's acquisition activities. Mr. Begier joined Penn Square Properties, Inc. in 1995; prior to working for Penn Square Properties he worked for eight years as a real estate broker with the Pennsylvania office of Cushman & Wakefield where he was responsible for leasing, sales and acquisition of commercial and industrial properties.

    Mr. Lee has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's leasing and marketing activities. Mr. Lee joined Penn Square Properties, Inc. in 1987 where he was responsible for leasing and marketing activities for various commercial properties. From September, 1997 until March, 1998, when he re-joined the Company, Mr. Lee was the regional leasing director for the Philadelphia region of Equity Office Properties. Prior to working for Penn Square Properties, he was an Assistant Portfolio Manager in the Private Banking Division of the Boston Safe Deposit and Trust Company.

    Mr. Ryan has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's property operations and management activities. Mr. Ryan joined Penn Square Properties, Inc. in 1991 where he was responsible for the management of various commercial offices and industrial properties. Prior to working for Penn Square Properties, Mr. Ryan worked for four years as a senior property manager for Cushman & Wakefield's Pennsylvania office and as a project manager for American Building Maintenance from 1984 through 1986. Mr. Ryan is certified as a Real Property Administrator by the Building Owners and Managers Association.

    Mr. McKenna is a Certified Public Accountant and has served as Vice President and Treasurer of the Company since January 1998. Mr. McKenna was previously employed as a senior manager in the Real Estate Services Group of Arthur Andersen LLP's Philadelphia office. He has over 12 years of experience in providing consulting and accounting services to publicly and privately-owned real estate companies and over 11 years of his experience was obtained as an employee of Arthur Andersen LLP.

    Ms. Pancoast has served as Vice President of the Company since December 1997 with responsibility for the Company's leasing activities related to office properties. Prior to rejoining Penn Square Properties, Inc. in October 1995, she spent two years with Bell Atlantic Properties, the real estate subsidiary of Bell Atlantic, where she was director of property management for over 600,000 square feet of properties located in the Philadelphia region. From September 1990 until September 1993 she was responsible for leasing over 600,000 square feet of office properties located in Philadelphia for Penn Square Properties, Inc. From September 1996 until September 1990, she worked as a real estate broker for The Flynn Company, a manager and developer of office and industrial properties in the Philadelphia region.

    Mr. Anderson has served as Vice President of the Company since August 1998 with primary responsibility for the operations and management of the properties located in New York State. Mr. Anderson was previously employed by Pioneer Management Services Company, an affiliate of Pioneer Development, LLC since March 1996 as director of property management where he managed over five million square feet of office and retail properties located in the northeastern region of the United States. From March 1993 until March 1996, he was vice president of property management for United Properties, Inc., a developer and manager of commercial properties located in Minneapolis, Minnesota. Prior to March 1993, he was director of property management for the Trammell Crow Company's Milwaukee, Wisconsin office for three years and managed over six million square feet of office and industrial properties. He has over twenty years of property management experience.

ITEM 2. DESCRIPTION OF PROPERTY

SUMMARY PROPERTY TABLE

    The following table sets forth certain information with respect to each of the Properties at December 31, 1998.

                                                                                     % OF
                                                                                   PORTFOLIO
                                                              YEAR                 RENTABLE
                             # OF                            BUILT/     SQUARE      SQUARE                  ANNUALIZED
BUILDINGS                  BUILDINGS        LOCATION       RENOVATED     FEET        FEET       % LEASED     RENT (1)
-----------------------  -------------  -----------------  ----------  ---------  -----------  -----------  ----------
INDUSTRIAL:
100 Oakhill Road.......            1    Mountaintop, PA          1996    105,000        0.88%       100.0%  $  375,996
1701 Pollitt Drive.....            1    Fair Lawn, NJ            1968    108,877        0.91%        70.8%     660,323
1905 Nevins Road.......            1    Fair lawn, NJ            1955    151,700        1.27%       100.0%     620,930
2 Volvo Drive..........            1    Rockleigh, NJ       1966/1995     67,460        0.57%       100.0%     502,572
5 Thornton Road........            1    Oakland, NJ           1973/81    151,874        1.27%       100.0%   1,050,512
1305 Goshen Parkway....            1    West Chester, PA         1991     90,000        0.75%       100.0%     387,000
One Tabas Lane.........            1    Exton, PA                1970    150,027        1.26%       100.0%     450,084
Two Tabas Lane.........            1    Exton, PA             1970/91    150,000        1.26%       100.0%     762,520
1091 Arnold Road.......            1    Reading, PA              1996    133,055        1.12%       100.0%     465,696
1157 Arnold Road.......            1    Reading, PA              1995    219,120        1.84%       100.0%     654,768
101 Commerce Drive.....            1    Mechancisburg, PA        1997    597,100        5.01%       100.0%   2,376,444
1 Phillips Drive.......            1    Mountaintop, PA     1991-1993    400,000        3.35%       100.0%   1,188,000
1001, 1011 AIP Drive...            2    Middletown, PA           1991    284,262        2.38%       100.0%   1,044,282
2400, 2404, 2410
  Gettysburg Road......            3    Camp Hill, PA       1952/1993    182,770        1.53%        86.7%     650,016
4472 & 4480 Steelway
  Blvd.................            4    Liverpool, NY            1977    655,500        5.50%       100.0%   1,770,745
Northeastern Industrial
  Park, Bldg. 21.......            1    Albany, NY               1989    100,000        0.84%       100.0%     762,600
Northeastern Industrial
  Park, Bldg. 22.......            1    Albany, NY               1988    104,000        0.87%       100.0%     530,400
Northeastern Industrial
  Park, Bldg. 8........            1    Albany, NY          1950/1997    192,645        1.61%       100.0%     659,097

                                                      ANNUALIZED
                             % OF                      RENT PER
                           PORTFOLIO                    LEASED
                          ANNUALIZED       # OF         SQUARE
BUILDINGS                    RENT         LEASES       FOOT (2)      MAJOR TENANT
-----------------------  -------------  -----------  -------------  ---------------
INDUSTRIAL:
100 Oakhill Road.......         0.59%            1     $    3.58    Dana Perfumes
                                                                    Corp.
1701 Pollitt Drive.....         1.03%            3          4.29    MDA Services
1905 Nevins Road.......         0.97%            1          4.09    Road-Con
                                                                    Systems
2 Volvo Drive..........         0.78%            1          7.45    National
                                                                    Medical
5 Thornton Road........         1.64%            1          6.92    Aramis, Inc.
1305 Goshen Parkway....         0.60%            1          4.30    Communication
                                                                    Test Design
One Tabas Lane.........         0.70%            1          3.00    Alstrip
Two Tabas Lane.........         1.19%            1          5.08    International
                                                                    Paper
1091 Arnold Road.......         0.73%            1          3.50    The Glidden
                                                                    Company
1157 Arnold Road.......         1.02%            3          2.99    Premium
                                                                    Beverage
101 Commerce Drive.....         3.71%            1          3.98    Hershey Foods,
                                                                    Inc.
1 Phillips Drive.......         1.85%            1          2.97    Philips
                                                                    Lighting Co.
1001, 1011 AIP Drive...         1.63%            6          3.67    Bayard Sales
2400, 2404, 2410
  Gettysburg Road......         1.01%            4          3.08    Ezon, Inc.
4472 & 4480 Steelway
  Blvd.................         2.76%            1          2.70    GATX Logistics,
                                                                    Inc.
Northeastern Industrial
  Park, Bldg. 21.......         1.19%            2          7.63    Distribution
                                                                    Unlimited
Northeastern Industrial
  Park, Bldg. 22.......         0.83%            1          5.10    Ameriserve Food
Northeastern Industrial
  Park, Bldg. 8........         1.03%            1          3.42    Moran Foods,
                                                                    Inc.

                                                                                     % OF
                                                                                   PORTFOLIO
                                                              YEAR                 RENTABLE
                             # OF                            BUILT/     SQUARE      SQUARE                  ANNUALIZED
BUILDINGS                  BUILDINGS        LOCATION       RENOVATED     FEET        FEET       % LEASED     RENT (1)
-----------------------  -------------  -----------------  ----------  ---------  -----------  -----------  ----------
4, 5 & 8 Marway
  Circle...............            3    Gates, NY             1976/77    179,550        1.51%        95.1%     648,146
1030 South Edgewood
  Drive................            1    Urbana, OH               1988    200,000        1.68%         0.0%          --
16725 Square Drive.....            1    Marysville, OH           1987    133,500        1.12%       100.0%     481,572
3530 East Pike.........            1    Zanesville, OH           1991    300,000        2.51%       100.0%     840,000
5555 Massillon Road....            1    Green, OH                1996    255,000        2.14%       100.0%     907,500
One Apollo Drive.......            1    Glens Falls, NY          1992    158,000        1.32%       100.0%   1,323,104
1440 Sheffler Drive....            1    Chambersburg, PA         1996    355,200        2.98%       100.0%   1,384,752
1465 Nitterhouse
  Drive................            1    Chambersburg, PA         1995    420,000        3.52%       100.0%   1,617,000
2294 Molly Pitcher
  Highway..............            1    Chambersburg, PA         1986    621,400        5.21%       100.0%   2,366,892
4400 W. 96th Street....            1    Indianapolis, IN         1998    100,000        0.84%       100.0%     930,000
6402 Corporate Drive...            1    Indianapolis, IN         1996    162,608        1.36%       100.0%     894,456
8677 Logo Court........            1    Indianapolis, IN         1993    599,152        5.02%       100.0%   1,527,838
1221 South Batesville
  Road.................            1    Greer, SC           1970/1985    434,798        3.64%       100.0%   1,125,487
Augusta Road Industrial
  Park.................            2    Greenville, SC           1996    360,000        3.02%       100.0%     842,400
Buncombe Road
  Industrial Park......            5    Greer, SC           1988/1995    350,000        2.93%       100.0%     778,092
Outlaw Industrial
  Park.................            3    Greenville, SC      1994/1997    302,000        2.53%       100.0%     556,504
Piedmont Highway
  Industrial Park......            3    Piedmont, SC        1995/1997    400,000        3.35%       100.0%     895,000
Rocky Creek Business
  Park.................            5    Greenville, SC           1997    159,400        1.35%       100.0%     488,100
White Horse Industrial
  Park.................            7    Greenville, SC      1989/1997    390,000        3.27%       100.0%     947,700
-----------------------          ---                                   ---------  -----------  -----------  ----------
Sub-Total Industrial
  Properties...........           64                                   9,723,998       81.51%        97.3%  $33,466,527

OFFICE:
128 Bauer Drive........            1    Oakland, NJ              1981     41,450        0.35%       100.0%     226,248
1500 Pollit Drive......            1    Fair Lawn, NJ       1970/1992     18,614        0.16%       100.0%     162,873
1600 Route 208.........            1    Fair Lawn, NJ            1983     52,748        0.44%        86.0%     635,551
1655 Valley Road.......            1    Wayne, NJ                1989    155,700        1.31%       100.0%   2,307,474
1900 Pollitt Drive.....            1    Fair Lawn, NJ      1970/84/95     77,262        0.65%       100.0%     687,632
22-08 Route 208........            1    Fair Lawn, NJ       1968/1998     75,599        0.63%        84.0%     986,175
40 Potash Road.........            1    Oakland, NJ              1992     60,994        0.51%       100.0%   1,216,377
95 Bauer Drive.........            1    Oakland, NJ         1974/1991      6,792        0.06%       100.0%      88,296
99 Bauer Drive.........            1    Oakland, NJ              1971     20,449        0.17%       100.0%     141,303
8 Airline Drive........            1    Albany, NY               1997     61,127        0.51%       100.0%     882,053
Fifteen Columbia
  Circle...............            1    Albany, NY               1995     82,608        0.69%       100.0%   1,229,207
Nine Columbia Circle...            1    Albany, NY               1992     10,908        0.09%        77.0%     130,480
One Columbia Circle....            1    Albany, NY               1991     68,895        0.58%        96.5%   1,016,840
Seventeen Columbia
  Circle...............            1    Albany, NY               1995     66,000        0.55%       100.0%     733,920
Thirteen Columbia
  Circle...............            1    Albany, NY               1996     21,468        0.18%       100.0%     267,534
Three Columbia Circle..            1    Albany, NY               1992     78,971        0.66%        98.6%   1,092,967
6 British American
  Boulevard............            1    Latham, NY               1980     70,550        0.59%        94.6%     404,841
Corporate Center 15....            1    Mechanicsburg, PA        1979     55,574        0.47%       100.0%     904,116
Executive Park.........            1    Wyomissing, PA           1979     52,841        0.44%       100.0%     872,179
Hillside Corporate
  Center...............            1    Mechanicsburg, PA        1991     67,473        0.57%        97.1%   1,079,180
Treeview Corporate
  Center...............            1    Wyomissing, PA           1991     63,084        0.53%        91.5%     912,828

                                                      ANNUALIZED
                             % OF                      RENT PER
                           PORTFOLIO                    LEASED
                          ANNUALIZED       # OF         SQUARE
BUILDINGS                    RENT         LEASES       FOOT (2)      MAJOR TENANT
-----------------------  -------------  -----------  -------------  ---------------
4, 5 & 8 Marway
  Circle...............         1.01%           13          3.43    Anixter, Inc.
1030 South Edgewood
  Drive................         0.00%           --          0.00    --
16725 Square Drive.....         0.75%            1          3.61    Midwest
                                                                    Express, Inc.
3530 East Pike.........         1.31%            1          2.80    Owens Brockway
                                                                    Glass
5555 Massillon Road....         1.42%            2          3.56    General
                                                                    Electric
One Apollo Drive.......         2.07%            1          8.37    Niagra Mohawk
1440 Sheffler Drive....         2.16%            3          3.90    Ingram Book
                                                                    Company
1465 Nitterhouse
  Drive................         2.52%            1          3.85    Franklin
                                                                    Storage, Inc.
2294 Molly Pitcher
  Highway..............         3.69%            2          3.81    National
                                                                    Medical
4400 W. 96th Street....         1.45%            1          9.30    Support Net
6402 Corporate Drive...         1.40%            2          5.50    Brightpoint,
                                                                    Inc.
8677 Logo Court........         2.38%            1          2.55    Logo 7
1221 South Batesville
  Road.................         1.76%            3          2.59    BMW
Augusta Road Industrial
  Park.................         1.31%            2          2.34    Benore
                                                                    Logistics
                                                                    Systems
Buncombe Road
  Industrial Park......         1.21%            5          2.22    Spring
                                                                    Industries
Outlaw Industrial
  Park.................         0.87%            3          1.84    Graco
Piedmont Highway
  Industrial Park......         1.40%            3          2.24    Fabri-Kal Corp.
Rocky Creek Business
  Park.................         0.76%            5          3.06    Export
                                                                    Packaging
White Horse Industrial
  Park.................         1.48%            8          2.43    Sunland
                                                                    Distribution
-----------------------       ------           ---        ------
Sub-Total Industrial
  Properties...........        52.24%           88     $    3.35
OFFICE:
128 Bauer Drive........         0.35%            4          5.46    N-D Industries
1500 Pollit Drive......         0.25%            1          8.75    Bell Atlantic-
                                                                    NJ, Inc.
1600 Route 208.........         0.99%           19         10.36    Fogarty & Hara
1655 Valley Road.......         3.60%            1         14.82    Reckitt &
                                                                    Coleman, Inc.
1900 Pollitt Drive.....         1.07%            1          8.90    Paid
                                                                    Prescriptions
22-08 Route 208........         1.54%           10         10.96    Maxell
                                                                    Corporation
40 Potash Road.........         1.90%            1         19.94    TCI-UA-Columbia
95 Bauer Drive.........         0.14%            1         13.00    Greentree
                                                                    Learning
99 Bauer Drive.........         0.22%            1          6.91    Stratton
                                                                    Travel, Inc.
8 Airline Drive........         1.38%            4         14.43    Homestead
                                                                    Funding
Fifteen Columbia
  Circle...............         1.92%            1         14.88    Prudential
                                                                    Insurance
Nine Columbia Circle...         0.20%            3          9.21    Banc One
                                                                    Financial
One Columbia Circle....         1.59%            9         14.24    Novalis
Seventeen Columbia
  Circle...............         1.15%            2         11.12    CDPHP
Thirteen Columbia
  Circle...............         0.42%            4         12.46    Roemer, Wallens
                                                                    & Mineaux
Three Columbia Circle..         1.71%           16         13.65    Thompson
                                                                    Corp.--Delmar
6 British American
  Boulevard............         0.63%            6          5.43    BOCES
Corporate Center 15....         1.41%            8         16.27    EUR Data
                                                                    Center, Inc.
Executive Park.........         1.36%            8         16.51    GE Capital
Hillside Corporate
  Center...............         1.68%            9         15.53    Travelers
Treeview Corporate
  Center...............         1.42%           11         13.23    Carpenter
                                                                    Technology

                                                                                     % OF
                                                                                   PORTFOLIO
                                                              YEAR                 RENTABLE
                             # OF                            BUILT/     SQUARE      SQUARE                  ANNUALIZED
BUILDINGS                  BUILDINGS        LOCATION       RENOVATED     FEET        FEET       % LEASED     RENT (1)
-----------------------  -------------  -----------------  ----------  ---------  -----------  -----------  ----------
Winchester Plaza
  Corporate Center.....            1    Allentown, PA       1998/1992    146,000        1.22%       100.0%   2,557,567
1045 James Street......            1    Syracuse, NY             1992     50,000        0.42%       100.0%     825,996
125 Indigo Creek
  Drive................            1    Greece, NY               1992     26,700        0.22%       100.0%     346,500
250 South Clinton
  Street...............            1    Syracuse, NY             1991    183,206        1.54%       100.0%   3,273,077
308 Maltbie Street.....            1    Syracuse, NY             1992     26,221        0.22%        85.0%     250,589
400 West Division
  Street...............            1    Syracuse, NY             1992     38,051        0.32%        85.6%     539,015
5000 Campuswood Drive..            1    East Syracuse, NY        1988     32,636        0.27%       100.0%     527,046
5009 Campuswood Drive..            1    East Syracuse, NY        1989      6,584        0.06%       100.0%      92,640
5010 Campuswood Drive..            1    East Syracuse, NY        1989     70,163        0.59%        98.0%   1,136,768
5015 Campuswood Drive..            1    East Syracuse, NY        1991     99,888        0.84%       100.0%   1,661,813
507 Franklin Square....            1    Syracuse, NY             1991     71,449        0.60%       100.0%   1,177,815
One Clinton Square.....            1    Syracuse, NY             1991     39,609        0.33%       100.0%     528,740
                                 ---                                   ---------  -----------  -----------  ----------
Sub-Total Office.......           33                                   1,999,614       16.77%        97.6%  $28,895,639
Other:
88 Mary Street.........            1    Paterson, NJ             1976    114,000        0.96%       100.0%  $  525,000
Urban Farms Shopping
  Center (3)...........            1    Franklin Lakes,     1965-1982     91,008        0.76%        93.9%  $1,176,393
                                        NJ
                                 ---                                   ---------  -----------  -----------  ----------
Sub-Total Other........            2                                     205,008        1.72%        97.3%   1,701,393
                                 ---                                   ---------  -----------  -----------  ----------
GRAND TOTAL............           99                                   11,928,620     100.00%        97.5%  $64,063,559
                                 ---                                   ---------  -----------  -----------  ----------
                                 ---                                   ---------  -----------  -----------  ----------

                                                      ANNUALIZED
                             % OF                      RENT PER
                           PORTFOLIO                    LEASED
                          ANNUALIZED       # OF         SQUARE
BUILDINGS                    RENT         LEASES       FOOT (2)      MAJOR TENANT
-----------------------  -------------  -----------  -------------  ---------------
Winchester Plaza
  Corporate Center.....         3.99%            3         17.52    Aetna Life &
                                                                    Casualty
1045 James Street......         1.29%            1         16.52    Royal Indemnity
                                                                    Co.
125 Indigo Creek
  Drive................         0.54%            1         12.98    Park Ridge
                                                                    Health
250 South Clinton
  Street...............         5.11%           12         17.87    AT&T
                                                                    Communications
308 Maltbie Street.....         0.39%            3          8.12    Niagra Mohawk
400 West Division
  Street...............         0.84%            2         12.13    Royal Indemnity
                                                                    Co.
5000 Campuswood Drive..         0.82%            6         16.15    Cruise's Inc.
5009 Campuswood Drive..         0.14%            1         14.07    Magic Years
                                                                    Child Care and
                                                                    Learning
                                                                    Center, Inc.
5010 Campuswood Drive..         1.77%            8         15.88    National Grange
5015 Campuswood Drive..         2.59%            6         16.64    Time Warner
507 Franklin Square....         1.84%            2         16.48    Unity Mutual
                                                                    Life
One Clinton Square.....         0.83%            2         13.35    Fleet Bank
                              ------           ---        ------
Sub-Total Office.......        45.10%          167     $   14.11
Other:
88 Mary Street.........         0.82%            1     $    4.61    St. Joseph's
                                                                    Hospital
Urban Farms Shopping
  Center (3)...........         1.84%           34     $   12.14    Market Basket

                              ------           ---        ------
Sub-Total Other........         2.66%           35          8.07
                              ------           ---        ------
GRAND TOTAL............       100.00%          290     $    5.23
                              ------           ---        ------
                              ------           ---        ------

------------------------
(1) Annualized Rent, as used throughout this report, represents the total contractual rent under existing leases for the month ended December 31, 1998, before any abatement and excluding any expense reimbursements, multiplied by 12.
(2) Annualized Rent Per Leased Square Foot, as used throughout this report, represents Annualized Rent, as described in Footnote (1) above, divided by the square footage of property.
(3) This property was sold for proceeds of approximately $10,000,000 on March 26, 1998. This sale resulted in a gain of approximately $1,500,000 for financial reporting purposes.

PRINCIPAL TENANTS

    The following table sets forth information regarding the leases with respect to the current 10 largest tenants at the Properties, based on the Annualized Rent received from such tenants as of December 31, 1998.

                                                                                                              % OF TOTAL
                                                                               TERM REMAINING                  PORTFOLIO
TENANT (1)                                       PROPERTY                         IN MONTHS     SQUARE FEET   SQUARE FEET
----------------------------  -----------------------------------------------  ---------------  ------------  -----------
Franklin Storage              1440 Sheffler Drive                                     20-44         852,000        7.14%
                              1465 Nitterhouse Drive
                              2294 Molly Pitcher Highway
Reckitt & Colman, Inc.        1655 Valley Road                                         1-58         207,700        1.74%
                              2404 Gettysburg Road (3)
Hershey Foods Corp.           101 Commerce Drive                                        178         597,100        5.01%
Aetna Life & Casualty         Winchester Plaza Corporate Center                          14         133,082        1.12%
Niagara Mohawk                308 Maltbie Street                                     31-178         200,041        1.68%
                              507 Franklin Square
                              One Apollo Drive
GATX Logistics, Inc.          4472 & 4480 Steelway Blvd.                                 27         655,500        5.50%
Logo Athletics                8677 Logo Court                                            98         599,152        5.02%
AT&T Communications           250 South Clinton Street                                   20          86,602        0.73%
Benore Logistic Systems       Augusta Road Industrial Park                             9-19         540,000        4.53%
                              Piedmont Highway Industrial Park
                              White Horse Industrial Park
Royal Indemnity Co.           1045 James Street                                       59-89          80,000        0.67%
                              400 West Division Street
                                                                                     ------     ------------  -----------
Total/Weighted Average (2)                                                               66       3,951,177       33.14%
                                                                                     ------     ------------  -----------
                                                                                     ------     ------------  -----------

                                                % OF TOTAL
                                                 PORTFOLIO
                                                ANNUALIZED
TENANT (1)                    ANNUALIZED RENT      RENT
----------------------------  ----------------  -----------
Franklin Storage                $  3,243,560         5.06%

Reckitt & Colman, Inc.             2,497,278         3.90%

Hershey Foods Corp.                2,376,444         3.71%
Aetna Life & Casualty              2,358,568         3.68%
Niagara Mohawk                     2,041,163         3.19%

GATX Logistics, Inc.               1,770,745         2.76%
Logo Athletics                     1,527,838         2.38%
AT&T Communications                1,515,516         2.37%
Benore Logistic Systems            1,449,000         2.26%

Royal Indemnity Co.                1,328,496         2.07%

                              ----------------  -----------
Total/Weighted Average (2)      $ 20,108,608        31.38%
                              ----------------  -----------
                              ----------------  -----------

----------------------------------
(1) This list is not intended to be representative of the Company's tenants as a whole.
(2) Weighted average calculations based on the total rentable square footage leased by each tenant.
(3) Lease expired December 31, 1998. Tenant is under a lease extention which expired on January 15, 1999.

LEASE EXPIRATIONS

    The following table sets forth the annual lease expirations and certain other information for leases existing at the Properties (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                               ANNUALIZED RENT
    YEAR OF                              SQUARE FOOTAGE    PERCENTAGE OF    ANNUALIZED RENT      PER LEASED
     LEASE         NUMBER OF LEASES            OF          TOTAL LEASED       OF EXPIRING      SQUARE FOOT OF
  EXPIRATION           EXPIRING         EXPIRING LEASES     SQUARE FEET         LEASES         EXPIRING LEASES
---------------  ---------------------  ----------------  ---------------  -----------------  -----------------
     1999                     51             1,871,536            16.1%      $   6,187,104        $    3.31
     2000                     62             2,319,335            19.9%         13,040,711             5.62
     2001                     50             1,673,404            14.4%          9,366,315             5.60
     2002                     33             1,188,545            10.2%          5,503,960             4.63
     2003                     32               736,796             6.3%          7,216,973             9.80
     2004                     15               516,089             4.4%          3,742,380             7.25
     2005                      9               256,585             2.2%          3,616,405            14.09
     2006                     15               500,524             4.3%          2,990,121             5.97
     2007                      8             1,346,573            11.6%          4,480,888             3.33
     2008                      7               200,037             1.7%          1,796,524             8.98
     2009                      1                19,503             0.2%            279,978            14.36
     2011                      1               150,027             1.3%            450,084             3.00
     2012                      1                60,994             0.5%          1,216,377            19.94
     2013                      3               756,178             6.5%          3,717,605             4.92
     2014                      1                26,700             0.2%            346,500            12.98
     2015                      1                 8,594             0.2%            111,634            12.99
                             ---        ----------------         -----     -----------------          -----
  Grand Total                290            11,631,420           100.0%      $  64,063,559        $    5.51
                             ---        ----------------         -----     -----------------          -----
                             ---        ----------------         -----     -----------------          -----

ITEM 3. LEGAL PROCEEDINGS.

    Neither the Company nor the Properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 11, 1998, the 1998 Annual Meeting of Shareholders was held in which the following matters were submitted to a vote of the shareholders of the Company.

        1. To approve the issuance of shares of Common Stock upon conversion of up to 1,362,940 OP Units by the holders of such OP Units who obtained such OP Units pursuant to two contribution agreements, each dated as of February 4, 1998 between the Operating Partnership and the parties listed on the signature pages thereto.

        2. To approve the issuance of shares of our Common Stock upon conversion of up to approximately 1,992,514 OP Units by the shareholders of such OP Units who obtained, or may obtain, such OP Units pursuant to the contribution agreement, dated as of April 30, 1998 between the Company, the Operating Partnership and the parties listed on the signature pages thereto.

        3. To elect three Class I directors to serve until the Annual Meeting of Shareholders to be held in 2001 and until their successors are duly elected and qualified and two Class II directors to serve until the Annual Meeting of Shareholders to be held in 1999 and until their successors are duly elected and qualified.

        4. To approve a proposal to amend and restate our 1993 Omnibus Incentive Plan.

    The Shareholders of the Company approved all four matters by the following votes in person or by proxy:

                            VOTES CAST
               ------------------------------------                   BROKER
     MATTER       FOR       AGAINST     WITHHELD      ABSTENTIONS    NON-VOTES
-------------  ----------  ---------  -------------  -------------  -----------
          1     3,105,602      3,706           --          4,300            --
          2     3,105,502      3,706           --          4,400            --
          3     4,065,633         --           --          1,000            --
          4     3,908,733    153,300           --          4,600            --

    Messrs. Galesi, Falcone, and Kelter were elected as Class I directors and Messrs. Timothy McBride and Zucker were elected as Class II directors. Messrs. Branson, Mulvihill, Lesser and David McBride continued as directors after the meeting.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol REA. The high and low last sale prices as reported by the AMEX for each calendar quarter from January 1, 1997 to December 31, 1998 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:

                                              SALES PRICE
                                    --------------------------------
YEAR/QUARTER                        HIGH         LOW        DIVIDENDS
----------------------------------- -----       -----       --------
1998:
  1st Quarter...................... $20         $15 3/8     $0.22000
  2nd Quarter...................... $20         $16 5/8     $0.22000
  3rd Quarter...................... $18 3/8     $12 3/8     $0.26500
  4th Quarter...................... $15 7/8     $11 7/8     $0.26500
1997:
  1st Quarter...................... $10 1/4     $ 8 1/2     $0.21625
  2nd Quarter...................... $ 9 15/16   $ 8 5/8     $0.21750
  3rd Quarter...................... $16 3/4     $ 9 5/8     $0.21875
  4th Quarter...................... $19 1/4     $13 7/8     $0.22000

    As of December 31, 1998, the Company had 94 shareholders of record and believes that it had in excess of 1,200 beneficial holders.

    On July 7, 1998, the Company completed a private placement of 1,092,051 shares of its Common Stock for an aggregate purchase price of $18,018,841 to several institutional purchasers including certain accounts managed by CRA Real Estate Securities, L.P. and Morgan Stanley Asset Management, Inc. The shares were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities and Exchange Act of 1933, as amended (the "Securities Act"), and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

    On August 19, 1998, the Company completed a private placement of 720,743 shares of its Common Stock for an aggregate purchase price of approximately $11,400,000 to the New York State Common Retirement Fund a partial repayment of certain indebtedness encumbering certain properties which the Company acquired as part of an acquisition of a portfolio of properties. The shares were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

    On December 23, 1998, the Company completed a private placement of 800,000 shares of its Series A Convertible Preferred Stock for an aggregate purchase price of $20 million to AEW Targeted Securities Fund, L.P. ("AEW"), an investment partnership managed by AEW Capital Management, L.P. The shares were issued without registration pursuant to an exemption provided by Section 4(2) of the Securities Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder. The Convertible Preferred Shares have a conversion price of $16.50 and are convertible at any time, at AEW's option into shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this report.

                                                                     YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                 1998            1997           1996           1995           1994
                                            --------------  --------------  -------------  -------------  -------------
OPERATING DATA
Total revenue.............................  $   41,028,000  $    8,197,000  $  10,240,000  $   9,966,000  $   5,505,000
Property operating expenses...............       8,814,000       3,112,000      4,350,000      4,107,000      2,392,000
General and administrative expenses.......         759,000         732,000        515,000        653,000        296,000
Depreciation and amortization.............       6,911,000         909,000      1,366,000      1,304,000        707,000
Buy out of employment agreements, options
  and warrants............................              --       3,203,000             --             --             --
Interest expense..........................      14,539,000       3,134,000      3,897,000      4,300,000      1,692,000
                                            --------------  --------------  -------------  -------------  -------------
Operating income (loss)...................      10,005,000      (2,893,000)       112,000       (398,000)       418,000
Equity in (losses) income from equity
  method investments......................      (1,167,000)        404,000        570,000        597,000        277,000
Gains on sales of assets..................      11,952,000       4,608,000      1,786,000             --             --
                                            --------------  --------------  -------------  -------------  -------------
Income before minority interest and
  extraordinary item......................      20,790,000       2,119,000      2,468,000        199,000        695,000
Minority interest.........................      (9,452,000)       (876,000)    (1,364,000)        16,000             --
Extraordinary item-loss from debt
  refinancing net of amounts allocated to
  minority interest.......................        (110,000)             --             --       (243,000)            --
Distributions to preferred unitholders and
  dividends to preferred shareholders.....         (55,000)             --             --             --             --
                                            --------------  --------------  -------------  -------------  -------------
Income (loss) allocated to common
  shareholders............................  $   11,173,000  $    1,243,000  $   1,104,000  $     (28,000) $     695,000
                                            --------------  --------------  -------------  -------------  -------------
                                            --------------  --------------  -------------  -------------  -------------
Distributions paid on common shares.......  $    6,308,000  $      985,000  $     943,000  $     902,000  $     775,000
                                            --------------  --------------  -------------  -------------  -------------
                                            --------------  --------------  -------------  -------------  -------------
PER SHARE DATA
Income (loss) per common share before
  extraordinary item--basic...............  $         1.79  $         0.92  $        1.00  $         .18  $        0.65
Income (loss) per common share-- basic....  $         1.77  $         0.92  $        1.00  $       (0.03) $        0.65
Income (loss) per common share before
  extraordinary item--diluted.............  $         1.75  $         0.88  $        1.00  $         .11  $        0.39
Income (loss) per common share--
  diluted.................................  $         1.73  $         0.88  $        1.00  $       (0.03) $        0.39
Distributions paid per common share.......  $         0.97  $         0.87  $        0.85  $        0.83  $        0.72
Weighted average number of shares
  outstanding--basic (1)..................       6,299,281       1,347,297      1,106,379      1,083,233      1,075,000
Weighted average number of shares
  outstanding--diluted....................      11,908,761       2,404,004      1,831,443      1,756,988      1,786,324

                                                                     YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                 1998            1997           1996           1995           1994
                                            --------------  --------------  -------------  -------------  -------------
OTHER DATA
Funds from Operations (2).................  $   16,132,000  $    1,849,000  $   2,166,000  $   2,009,000  $   1,679,000
Cash flow provided from (used in):
  Operating activities....................      16,387,000       2,087,000      2,254,000      1,493,000      1,377,000
  Investing activities....................    (261,100,000)     (3,134,000)    (2,571,000)      (576,000)    (9,300,000)
  Financing activities....................  $  230,288,000  $   17,377,000  $  (4,119,000) $  (1,342,000) $   8,537,000
BALANCE SHEET DATA
Undepreciated book value of real estate...  $  542,869,000  $  155,063,000  $  47,383,000  $  48,639,000  $  48,096,000
Net investment in real estate.............     536,002,000     152,108,000     43,555,000     45,634,000     46,464,000
Total assets..............................     559,366,000     180,955,000     46,224,000     47,741,000     49,437,000
Total liabilities.........................     356,225,000      89,662,000     38,470,000     41,051,000     41,303,000
Total minority interest...................      95,705,000      39,364,000      3,125,000      2,436,000      3,112,000
Total shareholders' equity................  $  107,436,000  $   51,929,000  $   4,629,000  $   4,254,000  $   5,022,000
OTHER DATA
Total leaseable square footage of
  properties at end of year...............      11,928,620       2,418,590      1,444,770      1,533,770      1,533,770
Number of properties at the end of year...              99              21              5              6              6
Percentage leased at end of year..........              98%             95%            92%            94%            94%

------------------------

(1) Basic weighted average number of shares includes only Common Stock outstanding during the year.

(2) Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc., is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures were calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following discussion and analysis should be read in conjunction with the 1998, 1997 and 1996 consolidated financial statements appearing elsewhere herein. This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. The Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Company's $150,000,000 senior secured revolving credit facility (the "Credit Facility") may increase.

    The Company has achieved significant growth since the transactions that occurred in December 1997 which resulted in the reorganization (the "Reorganization") of the Company as a Real Estate Investment Trust ("REIT") focused on the office and industrial segments. During 1998, the Company acquired approximately $418 million in properties which aggregated approximately 9.9 million square feet, which was comprised of 8.4 million square feet of industrial properties and 1.5 million square feet of office properties (the "1998 Acquisitions"). This represents a 500% increase over the December 31, 1997 total owned square feet of approximately 2.0 million. This growth has resulted in the broadening of the Company's focus on the Mid-Atlantic and Northeastern United States to include Northern New York State, Indianapolis, Indiana, Ohio and Greenville and Spartanburg, South Carolina. Additionally, in 1998 the Company completed its strategy to dispose of all its remaining multi-family properties. The last two remaining multifamily properties were sold in 1998. These sales generated gains totaling $11.9 million and more importantly, net proceeds of $14.8 million after repayment of debt outstanding on these properties, which were used to acquire industrial and office properties during 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net income for the year ended December 31, 1998 was $11.2 million compared with a net income of $1.2 million for the same period in 1997. The increase in net income was primarily attributed to the operating results from the 99 properties acquired by the Company since December 1997 and the gains recorded from sales of the last two multifamily assets owned by the Company.

    Revenues increased by $32.8 million for the year ended December 31, 1998 as compared to the corresponding prior year period primarily as a result of property acquisitions in 1998.

    Property operating expenses, general and administrative expenses, depreciation and amortization increased in the aggregate by $11.7 million as compared with the prior year primarily as a result of property acquisitions. Interest expense increased by $11.4 million as a result of additional indebtedness incurred to finance the Company's acquisitions.

    Equity in losses or earnings from equity method investments was a loss of $1.2 million as compared to equity in earnings of $404,000 for the same period in 1997. The loss in 1998 was attributed to the operations of American Real Estate Management, Inc. (the "Management Company"). The earnings from equity method investments in 1997 primarily related to the Company's 50% interest in Emerald Vista Associates, L.P. ("Emerald Vista"), which was sold in September 1997.

    Gains on sales of assets increased by $7.3 million in 1998 over the previous year as a result of the sale of Quadrangles Village Apartments ("Quadrangles") and Americana Lakewood Apartments ("Americana") as the Company consummated its plan to dispose of its remaining multifamily properties.

    In October 1998, the Company incurred an extraordinary loss of $220,000 as a result of the refinancing of $66 million of debt under the Credit Facility and $8.4 million of other debt with certain fixed rate debt.

SEGMENTS

    Revenues and property net operating income increased significantly in both the industrial and office segments during 1998 in comparison to the previous year as a result of the Reorganization. Revenue and property net operating income decreased in the multifamily segment by $5.4 million (74.5%) and $2.2 million (64.4%), respectively, as a result of the sale of the remaining multifamily assets in 1997 and 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net income of the Company was $1.2 million in 1997 as compared to $1.1 million in 1996.

    Rents and fees revenues decreased from $9.9 million in 1996 to $7.7 million in 1997 primarily as a result of the sale of International Apartments ("International") on December 20, 1996, the sale of Timberleaf Apartments ("Timberleaf") on February 28, 1997 and the sale of Sedona Apartments ("Sedona") on August 29, 1997. Americana and Quadrangles, the Company's two remaining properties as of December 31, 1997, both experienced higher rents and fees revenues in 1997 as a result of higher rental rates. Lower vacancies occurred at Americana in 1997, contributing to higher rents and fees revenues. In addition, rent revenue increased by $675,000 in 1997 as a result of the acquisitions in the Reorganization.

    Other income increased to $465,000 in 1997 from $297,000 in 1996 primarily as a result of interest earned on the net cash proceeds generated from sales of various multifamily properties in 1997 and of International in December 1996. This increase was partially offset by reductions in other income from the sale of International, Timberleaf and Sedona.

    Operating expenses increased to $11 million in 1997 from $10 million in 1996. This increase was primarily the result of $3.2 million of non-recurring expenses in 1997 associated with the buyout of employment contracts with three former Company officers and the cancellation of outstanding options held by these officers and warrants held by certain other individuals in conjunction with the transactions which were consummated on December 12, 1997. This increase was offset by various decreases in property operating expenses as a result of the various multifamily property sales in 1997 and the fourth quarter of 1996. Operating expenses increased approximately $200,000 as a result of the acquisitions which occurred on December 12, 1997.

    The $2.9 million operating loss for 1997 is primarily the result of the $3.2 million expense associated with the buyout of the employment agreements and options of the former executives of the Company.

    The minority interest allocation was $876,000 in 1997 as compared to $1.4 million in 1996. Income before the allocation to minority interest for 1997 and 1996 was $2.1 million and $2.5 million, respectively. The proportionate decrease in the minority interest's share of income in 1997 is primarily a result of the $605,000 carryover preference allocated to the minority interest in 1996, which reduced the cumulative carryover amount due to the limited partners in the Operating Partnership to zero at December 31, 1996.

    The $4.6 million aggregate gain from property sales in 1997 was the result of the Company's successful execution of its decision to sell the various multi-family assets. In 1997, the Company realized gains from the sales of Timberleaf ($403,000) on February 28, 1997, the sale of Sedona ($3.4 million) on August 29, 1997 and the September 26, 1997 sale of the Company's 50% general partner interest in Emerald Vista which generated a gain of approximately $752,000. This compares to the $1.8 million gain realized in December 1996 related to the sale of International for a gross sales price of $3 million.

SEGMENTS

    Revenues and property net operating income in the multifamily segment decreased by $2.9 million (28.6%) and $1.0 million (23.2%), respectively, in 1997 as compared to 1996, as a result of the sale of various multifamily assets in 1997 and 1996. These decreases were offset slightly by increases in both revenues and property net operating income in the industrial and office segments as a result of the Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $16.4 million, $2.1 million, and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. This represents the Company's primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company's properties. The increase in net cash provided by operating activities in 1998 was a result of the significant increase in net income resulting from the acquisitions of properties in 1997 and 1998.

    Net cash used in investing activities was $261.1 million and $3.1 million for the years ended December 31, 1998 and 1997 as compared to net cash provided of $2.6 million for 1996. The increase in net cash used in investing activities in 1998 was primarily a result of the $300.7 million spent by the Company in 1998 to fund the 1998 Acquisitions. Included within the net cash used in 1998 and 1997 are proceeds from the sales of multifamily assets of $41.0 million and $19.8 million, respectively, which the Company re-invested in office and industrial properties in 1998. The net cash provided in 1996 was the result of $2.9 million in proceeds from the sale of a multi-family property in December 1996.

    Net cash provided by financing activities was $230.3 million and $17.4 million for the years ended December 31, 1998 and 1997, respectively as compared to net cash used in financing activities of $4.1 million in 1996. The significant increase in net cash provided in 1998 is a result of the Company's debt and equity issuances, net of other debt repayments and distributions to shareholders and minority interests, which were used to fund the Company's acquisitions in 1998.

    In 1998, the Company received $36.7 million of net cash proceeds from common stock and convertible preferred stock offerings which were used to pay down amounts outstanding on the Company's Revolving Credit Facility and to fund acquisitions of real estate properties. These proceeds were generated from the following offerings:

    - In July 1998, the Company issued 1,092,051 shares of Common Stock at $16.50 per share in a private placement to several institutional investors including certain accounts managed by Morgan Stanley Asset Management, Inc. and CRA Real Estate Securities, L.P. which resulted in net proceeds of $17.4 million.

    - In December 1998, the Company issued 800,000 shares of Series A Convertible Preferred Stock that has a liquidation preference of $25 per share, is convertible into Common Stock at $16.50 per share and requires an annual dividend of $2.25 per Convertible Preferred share. This offering generated net proceeds of $19.3 million.

    Additionally, in August 1998, the Company issued 720,743 shares of Common Stock at $15.81 per share in a $11 million private placement with the New York State Common Retirement Fund as a repayment for certain indebtedness encumbering certain properties acquired by the Company in August 1998.

    In addition to the offerings discussed above, the Operating Partnership issued 3,070,220 OP Units as total consideration for several acquisitions that were consummated in 1998 at prices which ranged from $16.50 to $17.50 per OP Unit. In addition, the Company issued 300,000 Convertible Preferred OP Units, in connection with an acquisition of properties, for $7.5 million that are convertible into Common Stock at $16.50.

    In 1997, the Company received $20.8 million of net proceeds from a private placement of 1,963,635 shares of Common Stock at $11.00 per share with Hudson Bay Partners II, L.P., CRA Real Estate Securities, L.P. and Robert Branson, a director of the Company.

    In addition to the offering in 1997 discussed above, the Company issued 2,001,132 shares of Common Stock in consideration for the merger of Fair Lawn Industrial Park, Inc., Co. ("FLIP") with and into the Company as part of the Reorganization. In connection with this transaction, the Operating Partnership also issued 3,362,503 OP Units as consideration for the acquisition of interests in several entities owning 15 office and industrial properties located in north New Jersey and all of the outstanding preferred stock of the Management Company.

    On April 30, 1998, the Company entered into a three year $150,000,000 Credit Facility that can be used to fund acquisitions, capital improvements, development activities and working capital needs. The Credit Facility bears interest at a variable rate at the Company's option of either a Eurodollar rate plus 1.625% per annum or the prime rate. The Company's outstanding borrowings under this Credit Facility are $123.8 million at December 31, 1998 at an interest rate of 7.39%.

    As of December 31, 1998, the Company had approximately $218.7 million of mortgage notes outstanding, excluding the Credit Facility, that had a weighted average interest rate of 7.75% and at a weighted average maturity of 11.84 years. No mortgage debt matures in 1999. At December 31, 1998, the Company's market capitalization was approximately $601.9 million and the Company's consolidated debt represented approximately 57.5% of total market capitalization.

    During 1998 and 1997, the Company paid distributions totaling $.97 and $.87 per share of Common Stock, respectively, which aggregated $6.3 million and $985,000. In addition, in December 1998 the Company declared a distribution of $.265 per share of Common Stock that was paid on January 29, 1999 to shareholders of record on December 31, 1998.

    The Company expects to meet its short-term (one year or less) liquidity needs based on its cash flow from operations and , if necessary, borrowings from its Credit Facility. The Company believes that its principal short term liquidity needs are to fund normal recurring operating expenses, recurring capital improvements, debt service and distributions to its shareholders and holders of OP Units.

    The Company expects to meet long-term liquidity requirements including property acquisition, debt maturity, major renovations, expansions and other non recurring capital improvements through long -term indebtedness, the sale of certain owned assets and the issuance of additional equity securities. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Stock, or preferred stock and depository shares representing preferred stock with an aggregate value of up to $500 million.

FUNDS FROM OPERATIONS

    Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc., is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

    FFO and cash flow for each of the three years in the period ended December 31, 1998 are summarized in the following table (in thousands, except share data):

                                                                            1998           1997          1996
                                                                        -------------  ------------  ------------
                                                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Income before distributions to preferred unitholders and preferred
  shareholders, minority interest and extraordinary item..............  $      20,790  $      2,119  $      2,468

(Less) Plus:
  Gains on sales of real estate.......................................        (11,952)       (4,608)       (1,786)
  Depreciation and amortization related to real estate................          6,911           909         1,306
  Termination of employment agreements and options and warrants
    buyout............................................................             --         3,203            --
  Other adjustments...................................................            213            --            --
  Equity in (earnings) losses from equity method investments..........          1,167          (404)         (570)
  FFO contribution (loss) from equity investments.....................           (997)          630           748
                                                                        -------------  ------------  ------------
Funds from Operations.................................................  $      16,132  $      1,849  $      2,166
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

Cash flow from operating activities...................................  $      16,387  $      2,087  $      2,254
Cash flow from investing activities...................................       (261,100)       (3,134)        2,571
Cash flow from financing activities...................................        230,288        17,377        (4,119)
                                                                        -------------  ------------  ------------
Net (decrease) increase in cash.......................................  $     (14,425) $     16,330  $        706
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Weighted average number of common shares--basic.......................      6,299,281     1,347,297     1,106,379
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Weighted average number of common and preferred shares and
  units--diluted......................................................     11,908,761     2,404,004            --
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

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

THE YEAR 2000 ISSUE

    The Company is in the process of implementing a Year 2000 compliance program which consists of the following steps:

1. Compilation of an inventory of information and property systems which are impacted by the Year 2000 issue.

2. Prioritization of the critical systems identified in Step 1 and inquiries of third parties with whom the Company does significant business including but not limited to vendors, service providers and tenants as to their Year 2000 compliance.

3. Analysis of critical systems and evaluation of the costs to repair or replace those systems.

STATUS

    The Company is in the process of compiling a complete inventory of systems which are impacted by Year 2000 concerns. The Company's accounting and property management systems are either already Year 2000 compliant or will be upgraded at an immaterial cost to the Company by the third party vendor who developed the software. The Company anticipates that these upgrades will be completed in April 1999. All of the Company's desktop and network systems are believed to be Year 2000 compliant. Currently, the Company is reviewing and will continue to review its buildings operating systems to determine whether they are compliant. The Company anticipates that this assessment will be completed in June 1999. Based upon the status of this assessment, the Company does not believe a material number of these systems will be noncompliant.

    The Company is exposed to the risk that its vendors or service providers could experience Year 2000 problems that, in turn, affect their ability to deliver products or services to the Company. This is not considered to be a significant risk for suppliers of goods, due to the availability of alternative suppliers; however, the disruption of certain services, such as utilities, could have material impact on the Company's ability to operate is properties. The inability of vendors or service providers to be Year 2000 compliant could have an adverse impact on the Company, the effect of which is not determinable at this time.

    The Company is also exposed to the risk that its tenants could experience Year 2000 problems that affect the tenants' ability to pay rent. The Company does not believe that this risk is likely to affect enough tenants to pose a material problem to the Company. The impact of noncompliance by tenant is not determinable at this time.

    Based on the current status of the Company's inventory of systems regarding Year 2000 compliance, the Company has concluded it is not necessary to develop a formal contingency plan. The Company will continue to evaluate the need for such a formal plan as part of its ongoing Year 2000 compliance program.

    Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements on page 18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility as interest on the Credit Facility is subject to fluctuations in the market. The amount outstanding under the Credit Facility represents approximately 35.8% of debt outstanding as of December 31, 1998. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity for fixed rate debt was 11.8 years at December 31, 1998. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rates on the maturing debt.

    If the interest rate for the Credit Facility was 100 basis points higher or lower during 1998, the Company's interest expense would have been increased or decreased by approximately $518,000. None of the Company's fixed rate debt matures in 1999. The Company currently does not intend to refinance any of its fixed rate debt in 1999. This sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K. See pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This item is incorporated by reference from the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

    This item is incorporated by reference from the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    This item is incorporated by reference from the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This item is incorporated by reference from the proxy statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV.

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULE.

    The following consolidated Financial Statements of American Real Estate Investment Corporation are included in Item 8.

    (A) 1. REPORTS OF ARTHUR ANDERSEN, LLP, INDEPENDENT PUBLIC ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheet as of December 31, 1998 and 1997

           Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financials Statements

        2.  FINANCIAL STATEMENT SCHEDULE:

            Schedule III--Real Estate and Accumulated Depreciation as of December 31, 1998 for American Real Estate Investment Corporation.

        3.  EXHIBITS

      3(a) Certificate of Incorporation
       (b) Certificate of Amendment filed October 6, 1993
       (c) Amended and Restated Certificate of Incorporation filed November 9, 1993
       (d) Amended and Restated Certificate of Incorporation filed December 12, 1997
       (e) By-laws of Registrant
       (f) Articles Supplementary classifying and designating a series of Preferred Stock as
           Series A Convertible Preferred Stock and fixing distribution and other preferences and rights of such series
      4(a) Specimen Certificate for Common Stock
     10(a) Amended and Restated Agreement of Limited Partnership of American
           Real Estate Investment, L. P.
       (b) 1993 Omnibus Incentive Plan
       (c) Registration Rights Agreement
       (d) Employment Agreement between American Real Estate Investment, L.P. and Evan Zucker
       (e) Warrant Agreement between Dickinson & Co. and Registrant
       (f) Employment Agreement between American Real Estate Investment, L.R and Rick A. Burger
       (g) Sub-Tenant Agreement dated December 1, 1993 between First Meridian Group, Inc. and
           Registrant
       (h) Loan Agreement dated as of May 1, 1993 between The Industrial Development Authority of the City of Tempe, Arizona and Quadrangles I Limited Partnership
           (i)  Modification of Deed of Trust, Note and Deed of Trust dated May 14, 1993
           (ii)  Modification Agreement dated December 1, 1994
           (iii) Assignment of the Loan Agreement, the Arbitrage Regulation Agreement and the
                 Amended and Restated Regulatory Agreement as to Tax Exemption dated December 2,
                 1994

       (i) Loan Agreement dated December 2, 1994 between American Quadrangles Partners, L.P.,
           Virginia Street Associates Limited Partnership, American Timberleaf Partners, L.R,
           American Real Estate Investment Corporation and D.H. Blair Holdings, Inc.
       (j) Promissory Note dated December 2, 1994 in the principal amount of $3,500,000 issued to
           D.H. Blair Holdings, Inc.
       (k) Stock Purchase Warrant dated December 27, 1994 issued, on transfer, to Rosalind
           Davidowitz
       (1) Loan Agreement dated May 31, 1994 between the Operating Partnership and First
           Interstate Bank of Denver, N.A.
           (i) Promissory Note dated June 1, 1994
           (ii)  First Amendment dated August 31, 1995 to Loan dated May 31, 1994 between the
                 Operating Partnership and First Interstate Bank of Denver, N.A.
           (iii) Amended and Restated Promissory Note dated August 31, 1995 in the principal amount of $5,904,143
           (iv) Promissory Note dated August 31, 1995 in the principal amount of $500,000
       (m) Contract for Purchase and Sale of International Apartment Project
       (n) Adjustable Rate Note in the principal amount of $5,700,000 dated January 31, 1997 payable to GMAC Commercial Mortgage Corporation
       (o) Promissory Note dated January 8, 1998 between American Sedona Partners, L.R, American
           Real Estate Investment Corporation and Column Financial, Inc. in the principal amount of $17,000,000
       (p) Dana Perfumes Mortgage Note dated September 11, 1997 by Fair Lawn Industrial Park,
           Inc. and First Union National Bank in the principal amount of $1,155,000
       (q) L&W Promissory Note dated August 4, 1995 between L&W Associates and USG
           Annuity & Life Company in the principal sum of $3,525,000
       (r) Northfield Business Center Promissory Note dated December 24, 1997 between McBride
           Properties, Inc. and Column Financial, Inc. in the principal amount of $3,500,000
       (s) One Tabas Promissory Note dated August 9, 1995 between Hough-Loew Associates, Inc. and
           USG Annuity & Life Company in the principal amount of $3,025,000
       (t) Phillips Promissory Note dated January 5, 1998 between McBride Properties, Inc. and
           Column Financial, Inc. in the principal amount of $7,500,000
       (u) Two Tabas Promissory Note dated August 9, 1995 between Hough-Loew Associates, Inc. and
           USG Annuity & Life Company in the principal amount of $4,600,000
       (v) Loan Agreement dated September 23, 1997 by and between FLIP/BRE, Inc., OIP/BRE,
           L.L.C., MBP/BRE, L.L.C., and NJA/BRE, L.L.C., and Nomura Asset Capital Corporation
       (w) Master Investment Agreement dated as of August 20, 1997 by and between American Real
           Estate Investment Corporation and The Parties Listed on the Signature Pages Thereto
       (x) Stock Purchase Agreement dated as of August 20, 1997 by and between American Real
           Estate Investment Corporation and Hudson Bay Partners, L.R
       (y) Management Contribution Agreement dated as of August 20, 1997 among American Real
           Estate Investment, L.P., American Real Estate Investment Corporation, Jeffrey Kelter,
           and Penn Square Properties, Inc.
       (z) McBride Contribution Agreement between American Real Estate Investment Corporation,
           American Real Estate Investment, L.R, and The Other Parties Listed on the Signature
           Pages of the Agreement
      (aa) Agreement and Plan of Merger among American Real Estate Investment Corporation and
           Fair Lawn Industrial Park, Inc., and The Other Parties Listed on the Signature Pages
           Thereto
      (ab) Agreement of Sale and Purchase and Assignment of Agreement of Sale and Purchase-101
           Commerce Drive

      (ac) Agreement of Sale and Purchase-One and Two Tabas Lane with First, Second, Third and
           Fourth Amendments
      (ad) Agreement of Sale and Purchase-Northfield Business Center (1057 and 1091 Arnold Road)
           with First, Second, Third, Fourth and Fifth Amendments
      (ae) Agreement of Sale and Purchase-1305 Goshen Parkway with First, Second, Third and Fourth Amendments
      (af) Agreement of Sale Americana Lakewood I & II and addendum
      (ag) Employment Agreement, dated December 12, 1997, by and between American Real Estate
           Investment Corporation and Jeffrey Kelter
      (ah) Employment Agreement, dated December 12, 1997, by and between American Real Estate
           Investment Corporation and David McBride
      (ai) Agreement of Sale and Purchase dated July 17, 1997, with John D. Moran Sr. with
           Amendment One and Assignment
      (aj) Warrant Agreement between American Real Estate Investment, L.R and Jeffrey Kelter
      (ak) Warrant Agreement between American Real Estate Investment, L.P. and David McBride
      (al) Agreements of Sale and Purchase--Double M Development Properties and First Amendment
           dated March 1998
      (am) Agreement of Sale and Purchase--GATX Properties and Assignment dated March 16, 1998
      (an) Promissory Note for $8,430,000 dated March 27 1998 between Virginia Street Associates and Column Financial, Inc.
      (ao) Promissory Note for $5,725,000 dated March 27, 1998 between Virginia Street Associates and Column Financial, Inc.
      (ap) Promissory Note for $3,630,000 dated March 27, 1998 between McBride Properties and
           Column Financial, Inc.
      (aq) Contribution Agreement between American Real Estate Investment, L.P., and Northeastern
           Industrial Park, Inc. and Guilderland Ventures, Inc.
      (ar) Contribution Agreement between American Real Estate Investment, L.P. and Columbia
           Executive I Assoc., Columbia Executive II Assoc., Columbia Executive III Assoc.,
           Columbia Executive V Assoc., Columbia Executive VI Assoc., Columbia Executive VII
           Assoc., and Columbia Executive VIII Assoc.
      (as) Agreement of Sale and Purchase--Fed One Industrial Portfolio
      (at) Revolving Credit Facility between American Real Estate Investment L.P., American Real
           Estate Investment Corporation and BankBoston, N.A., and DLJ Capital Funding, Inc.
      (au) Registration Rights Agreement between American Real Estate Investment Corporation and
           CRA Real Estate Securities, L.P. (as attorney-in-fact for the purchasers named therein)
      (av) Registration Rights Agreement between American Real Estate Investment Corporation and
           Morgan Stanley Asset Management, Inc. (as attorney-in-fact for the purchasers named therein)
      (aw) Subscription Agreement between American Real Estate Investment Corporation and CRA
           Real Estate Securities, L.P. (as attorney-in-fact for the purchasers named therein)
      (ax) Subscription Agreement between American Real Estate Investment Corporation and Morgan
           Stanley Asset Management, Inc. (as attorney-in-fact for the purchasers named therein)
      (ay) Agreement of Sale and Purchase between American Real Estate Investment, L.P. and ASW
           Properties, Ltd. Along with First, Second and Third Amendments to Agreement of Sale and Purchase
      (az) Purchase and Sale Agreement between American Real Estate Investment, L.P. and Szeles
           Real Estate Development Company and Szeles Investment Company

      (ba) Contribution Agreement between American Real Estate Investment, L.P., American Real
           Estate Investment Corporation and Pioneer Properties Company of Clinton Square,
           Waterfront Associates, Pioneer Indigo One Company, Pioneer Franklin Square Company,
           1045 James Street Company, Pioneer Apollo Drive Company, Pioneer Park One Company,
           Pioneer Clinton Street Company, Pioneer Maltbie Company, 5010 Campuswood Company, 5015
           Campuswood Company, 400 West Division Company, Pioneer Day Care Company, and Pioneer
           Management Services Company, LLC
      (bb) Employment Agreement, dated as of August 15, 1998, between American Real Estate
           Investment Corporation and Timothy A. Peterson
      (bc) Subscription Agreement between American Real Estate Investment Corporation and the New
           York State Common Retirement Fund
      (bd) Registration Rights Agreement between American Real Estate Investment Corporation and the New York State Common Retirement Fund.
      (be) Agreement of Sale and Purchase between WCN Properties, L.P. and Franklin Storage, Inc.
           and American Real Estate, L.P. along with Amendment to Agreement of Sale and Purchase.
      (bf) Contribution Agreement between American Real Estate Investment, L.P., acquiror and
           MPSN, L.L.C., Corporate Drive Associates, LLC, Post 70 Building 7 Partners, and
           COB Associates, LLC.
      (bg) Agreement of Sale and Purchase between T. Walter Brashier, Martin Timothy Brashier,
           Hopewell Properties, Inc. TTT Partnership, Stoneledge, Inc., Kidco and American Real
           Estate Investment, L.P.
      (bh) Twelfth Amendment to Agreement of Sale and Purchase between T. Walter Brashier, Martin
           Timothy Brasher, Hopewell Properties, Inc., TTT Partnership, Stoneledge, Inc., and
           Kidco and American Real Estate Investment, L.P.
      (bi) Preferred Unit Recipient Agreement between Hopewell Properties, Inc., and American
           Real Estate Investment, L.P.
      (bj) Securities Purchase Agreement between American Real Estate Investment Corporation and
           AEW Targeted Securities Fund, L.P.
      (bk) Registration Rights Agreement between American Real Estate Investment Corporation and
           AEW Targeted Securities Fund, L.P.
      (bl) Amended and restated 1993 Omnibus Incentive Plan

21. SUBSIDIARIES OF THE REGISTRANT: The Registrant has subsidiaries carrying on the same line of business as the Registrant as follows:

                                                                                INCORPORATION/
                                                                                   STATE OF
NAME                                                                             ORGANIZATION
------------------------------------------------------------------------------  --------------
American Real Estate Investment, L.P.                                              Delaware
Virginia Street Associates Limited Partnership                                     Colorado
American Emerald Partners, L.P.                                                    Delaware
American Timberleaf Partners, L.P.                                                 Delaware
American Quadrangles Partners, L.P.                                                Delaware
American Sedona Partners, L.P.                                                     Colorado
American Emerald Corp.                                                             Delaware
American Timberleaf Corp.                                                          Delaware
American Quandrangles Corp.                                                        Delaware
American Sedona Corp.                                                              Colorado
RROP, L.L.C.                                                                      New Jersey
McBride Properties                                                                New Jersey
New Jersey Associates                                                             New Jersey
UFSC, L.L.C.                                                                      New Jersey
OIP/BRE, L.L.C.                                                                   New Jersey
MBP/BRE, L.L.C.                                                                   New Jersey
NJA/BRE, L.L.C.                                                                   New Jersey
FLIP/BRE II, L.L.C.                                                               New Jersey
REA/SPC II, Inc.                                                                  New Jersey
American Real Estate Management Inc.                                             Pennsylvania
Avalanche Investment Corporation                                                   Maryland
Winchester Corporate Center GP Corp.                                             Pennsylvania
Winchester Corporate Center, L.P.                                                Pennsylvania
American DE/SPE L.L.C.                                                             Delaware
American DE/SPE 2, L.L.C.                                                          Delaware
American DE/SPE 1, Inc.                                                            Delaware
American DE/SPE 2, Inc.                                                            Delaware
American DE/SPE 3, Inc.                                                            Delaware
American DE/SPE 4, Inc.                                                            Delaware
American DE/SPE 4, L.P.                                                            Delaware

23.1 CONSENT OF ARTHUR ANDERSEN, LLP

27. FINANCIAL DATA SCHEDULE

------------------------

(B) Reports on Form 8-K:

    - A Report on Form 8-K dated October 30, 1998 was filed by the Company with the Securities and Exchange Commission on November 13, 1998. The Company reported the acquisition of the Chambersburg Properties located in Chambersburg, PA.

    - A Report on Form 8-K dated December 4, 1998 was filed by the Company with the Securities and Exchange Commission on December 18, 1998. The Company reported the acquisition of the Browning Portfolio located in Indianapolis, IN.

                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998
                                   (IN 000'S)

                                                                                                GROSS AMOUNT CARRIED
                                                                                                 AT CLOSE OF PERIOD
                                                                                 COSTS
                                                                              CAPITALIZED             12/31/98
                                                         INITIAL COSTS       SUBSEQUENT TO    ------------------------
                        LOCATION            (C)       --------------------   ACQUISITION OR              BUILDING AND
BUILDING ADDRESS      (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS     COMPLETION       LAND     IMPROVEMENTS     TOTAL
-----------------  ------------------  -------------  ---------  ---------  ----------------  ---------  -------------  ---------
Office Properties
40 Potash Road...  Oakland, NJ             7,821          2,312      9,746             --         2,312         9,746      12,058
1655 Valley
  Road...........  Wayne, NJ              15,063          4,580     19,302             --         4,580        19,302      23,882
16-00 Route 208..  FairLawn, NJ            1,343            646      2,746            281           646         3,027       3,673
128 Bauer Drive..  Oakland, NJ              (b)             420      1,774             --           420         1,774       2,194
22-08 Route 208..  FairLawn, NJ             (b)             990      4,175            139           990         4,314       5,304
15-00 Pollitt
  Drive..........  Oakland, NJ              978             308      1,300             --           308         1,300       1,608
19-00 Pollitt
  Drive..........  FairLawn, NJ            4,963          1,450      6,105             --         1,450         6,105       7,555
95 Bauer Drive...  Oakland, NJ              568             160        678             --           160           678         838
99 Bauer Drive...  Oakland, NJ              876             276      1,167             --           276         1,167       1,443
Thirteen Columbia
  Circle.........  Albany, NY              1,561            441      1,883                          441         1,883       2,324
Nine Columbia
  Circle.........  Albany, NY               (b)             218        891             65           218           956       1,174
Seventeen
  Columbia
  Circle.........  Albany, NY               (b)           1,330      5,683             --         1,330         5,683       7,013
One Columbia
  Circle.........  Albany, NY              4,581          1,365      5,822             --         1,365         5,822       7,187
Fifteen Columbia
  Circle.........  Albany, NY              6,809          1,843      8,076              3         1,843         8,079       9,922
Three Columbia
  Circle.........  Albany, NY              5,021          1,533      6,522            146         1,533         6,668       8,201
8 Airline Drive..  Albany, NY               (b)           1,298      5,300             --         1,298         5,300       6,598
6 British
  American
  Boulevard......  Latham, NY               (b)             780      3,082              4           780         3,086       3,866
Executive Park...  Wyomissing, PA           (b)           1,145      4,285             --         1,145         4,285       5,430
Treeview
  Corporate
  Center.........  Wyomissing, PA           (b)           1,412      5,055             52         1,412         5,107       6,519
Corporate Center
  15.............  Mechanicsburg, PA        (b)           1,226      3,811             --         1,226         3,811       5,037
Hillside
  Corporate
  Center.........  Mechanicsburg, PA        (b)           1,483      6,040             --         1,483         6,040       7,523
Winchester
  Plaza..........  Allentown, PA            (b)           2,834     13,282             47         2,834        13,329      16,163
125 Indigo Creek
  Drive..........  Greece, NY               (b)             524      3,012             --           524         3,012       3,536
5009 Campuswood
  Drive..........  East Syracuse, NY        (a)             144        625             --           144           625         769
5000 Campuswood
  Drive..........  East Syracuse, NY       2,089            373      2,611             --           373         2,611       2,984


                   ACCUMULATED      YEAR        DEPRECIABLE
                   DEPRECIATION    BUILT/          LIVES
BUILDING ADDRESS     12/31/98     RENOVATED       (YEARS)
-----------------  ------------  -----------  ---------------
Office Properties
40 Potash Road...          290      1992                (d)
1655 Valley
  Road...........          574      1989                (d)
16-00 Route 208..          100      1983                (d)
128 Bauer Drive..           53      1981                (d)
22-08 Route 208..          124     1960/68              (d)
15-00 Pollitt
  Drive..........           39     1970/92              (d)
19-00 Pollitt
  Drive..........          182   1970/84, 95            (d)
95 Bauer Drive...           20     1974/91              (d)
99 Bauer Drive...           35      1971                (d)
Thirteen Columbia
  Circle.........         1996       (d)
Nine Columbia
  Circle.........           24      1992                (d)
Seventeen
  Columbia
  Circle.........          103      1995                (d)
One Columbia
  Circle.........          106      1991                (d)
Fifteen Columbia
  Circle.........          143      1995                (d)
Three Columbia
  Circle.........          127      1992                (d)
8 Airline Drive..          101      1997                (d)
6 British
  American
  Boulevard......           44      1980                (d)
Executive Park...           55      1979                (d)
Treeview
  Corporate
  Center.........           70      1991                (d)
Corporate Center
  15.............           59      1979                (d)
Hillside
  Corporate
  Center.........           71      1991                (d)
Winchester
  Plaza..........          139    1992/1998             (d)
125 Indigo Creek
  Drive..........           29      1992                (d)
5009 Campuswood
  Drive..........           10      1989                (d)
5000 Campuswood
  Drive..........           23      1988                (d)

                                                                                                GROSS AMOUNT CARRIED
                                                                                                 AT CLOSE OF PERIOD
                                                                                 COSTS
                                                                              CAPITALIZED             12/31/98
                                                         INITIAL COSTS       SUBSEQUENT TO    ------------------------
                        LOCATION            (C)       --------------------   ACQUISITION OR              BUILDING AND
BUILDING ADDRESS      (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS     COMPLETION       LAND     IMPROVEMENTS     TOTAL
-----------------  ------------------  -------------  ---------  ---------  ----------------  ---------  -------------  ---------
5010 Campuswood
  Drive..........  East Syracuse, NY        (a)             767      6,516             --           767         6,516       7,283
5015 Campuswood
  Drive..........  East Syracuse, NY        (a)             876      9,732             --           876         9,732      10,608
308 Maltbie
  Street.........  Syracuse, NY             (b)             325      1,870             --           325         1,870       2,195
400 West Division
  Street.........  Syracuse, NY             (b)             562      3,231             --           562         3,231       3,793
One Clinton
  Square.........  Syracuse, NY             (a)             371      2,132              8           371         2,140       2,511
1045 James
  Street.........  Syracuse, NY            3,355            716      4,564             --           716         4,564       5,280
507 Plum Street..  Syracuse, NY             (a)           1,372      7,890             --         1,372         7,890       9,262
250 South Clinton
  Street.........  Syracuse, NY             (a)           4,135     23,782             --         4,135        23,782      27,917
                                       -------------  ---------  ---------        -------     ---------  -------------  ---------

Subtotal Office
  Properties.....                         55,028         38,215    182,690            745        38,215       183,435     221,650

Industrial
  Properties
5 Thornton
  Road...........  Oakland, NJ             6,203          1,844      7,775             --         1,844         7,775       9,619
2 Volvo Drive....  Rockleigh, NJ            (b)             994      4,192             --           994         4,192       5,186
17-01 Pollitt
  Drive..........  Oakland, NJ             2,567          1,200      5,053             66         1,200         5,119       6,319
19-05 Nevins
  Road...........  Oakland, NJ             3,909          1,200      5,053             --         1,200         5,053       6,253
100 Oak Hill
  Road...........  Mountaintop, PA          (b)             546      2,274             --           546         2,274       2,820
1057 Arnold
  Road...........  Reading, PA              (b)           1,152      4,750             --         1,152         4,750       5,902
1091 Arnold
  Road...........  Reading, PA              (b)             768      3,206             --           768         3,206       3,974
1305 Goshen
  Parkway........  West Chester, PA        3,266            901      4,084             --           901         4,084       4,985
One Tabas Lane...  Exton, PA               2,797            842      3,552             --           842         3,552       4,394
Two Tabas Lane...  Exton, PA               4,262          1,211      5,342             --         1,211         5,342       6,553
101 Commerce
  Drive..........  Mechanicsburg, PA      16,856          5,267     21,083             --         5,267        21,083      26,350
1 Phillips
  Drive..........  Mountaintop, PA         7,437          2,213      8,855             --         2,213         8,855      11,068
Gettysburg Rd....  Camp Hill, PA            (b)           1,351      4,236             --         1,351         4,236       5,587
AIP Drive........  Middletown, PA           (a)           1,539      7,225              2         1,539         7,227       8,766
Steelway
  Boulevard......  Liverpool, NY            (a)           2,611     10,375             --         2,611        10,375      12,986
Northeastern Ind.
  Park Bldg. 8...  Albany, NY               (a)           1,254      5,124             --         1,254         5,124       6,378
Northeastern Ind.
  Park Bldg.
  21.............  Albany, NY               (a)           1,340      5,472             --         1,340         5,472       6,812


                   ACCUMULATED      YEAR        DEPRECIABLE
                   DEPRECIATION    BUILT/          LIVES
BUILDING ADDRESS     12/31/98     RENOVATED       (YEARS)
-----------------  ------------  -----------  ---------------
5010 Campuswood
  Drive..........           62      1989                (d)
5015 Campuswood
  Drive..........           93      1991                (d)
308 Maltbie
  Street.........           18      1992                (d)
400 West Division
  Street.........           31      1992                (d)
One Clinton
  Square.........           20      1991                (d)
1045 James
  Street.........           39      1992                (d)
507 Plum Street..           75      1991                (d)
250 South Clinton
  Street.........          226      1991                (d)
                   ------------
Subtotal Office
  Properties.....        3,119
Industrial
  Properties
5 Thornton
  Road...........          231     1973/81              (d)
2 Volvo Drive....          125     1966/93              (d)
17-01 Pollitt
  Drive..........          151      1968                (d)
19-05 Nevins
  Road...........          150      1955                (d)
100 Oak Hill
  Road...........           71      1996                (d)
1057 Arnold
  Road...........          141      1995                (d)
1091 Arnold
  Road...........           95      1996                (d)
1305 Goshen
  Parkway........          114      1991                (d)
One Tabas Lane...          104      1970                (d)
Two Tabas Lane...          149     1970/91              (d)
101 Commerce
  Drive..........          602      1997                (d)
1 Phillips
  Drive..........          253    1991-1993             (d)
Gettysburg Rd....          115    1952/1993             (d)
AIP Drive........          131      1991                (d)
Steelway
  Boulevard......          222      1977                (d)
Northeastern Ind.
  Park Bldg. 8...           97    1950/1997             (d)
Northeastern Ind.
  Park Bldg.
  21.............          104      1989                (d)

                                                                                                GROSS AMOUNT CARRIED
                                                                                                 AT CLOSE OF PERIOD
                                                                                 COSTS
                                                                              CAPITALIZED             12/31/98
                                                         INITIAL COSTS       SUBSEQUENT TO    ------------------------
                        LOCATION            (C)       --------------------   ACQUISITION OR              BUILDING AND
BUILDING ADDRESS      (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS     COMPLETION       LAND     IMPROVEMENTS     TOTAL
-----------------  ------------------  -------------  ---------  ---------  ----------------  ---------  -------------  ---------
Northeastern Ind.
  Park Bldg.
  22.............  Albany, NY               (a)             971      3,964             --           971         3,964       4,935
Marway Circle....  Gates, NY                (a)             826      3,318             --           826         3,318       4,144
16725 Square
  Drive..........  Marysville, OH           (a)             564      2,459             --           564         2,459       3,023
1030 Edgewood
  Drive..........  Urbana, OH               (b)             782      2,293             --           782         2,293       3,075
3530 East Pike...  Zanesville, OH           (a)           1,002      4,685             --         1,002         4,685       5,687
5555 Massillon
  Road...........  Green, OH                (b)           1,573      6,309             --         1,573         6,309       7,882
One Apollo
  Drive..........  Glen Falls, NY           (b)           1,933     11,129             --         1,933        11,129      13,062
2294 Molly
  Pitcher
  Highway........  Chambersburg, PA         (a)           1,894     19,661             --         1,894        19,661      21,555
1440 Sheffler
  Drive..........  Chambersburg, PA         (b)           2,253     10,116             --         2,253        10,116      12,369
1465 Nitterhouse
  Drive..........  Chambersburg, PA         (b)           3,191     11,944             --         3,191        11,944      15,135
4400 West 96th
  Street.........  Indianapolis, IN        6,619          1,384      7,845             --         1,384         7,845       9,229
6402 Corporate
  Drive..........  Indianapolis, IN        6,079          1,250      7,424             --         1,250         7,424       8,674
8677 Logo
  Court..........  Indianapolis, IN        8,931          2,547     15,109             --         2,547        15,109      17,656
Piedmont Highway.
  Ind. Park......  Piedmont, SC             (b)           1,310      7,433             --         1,310         7,433       8,743
Highway 14
  Industrial
  Park...........  Greer, SC                (b)             790      4,483             --           790         4,483       5,273
Buncombe Road
  Ind. Park......  Greer, SC                (b)           1,010      5,734             --         1,010         5,734       6,744
Batesville Road
  Ind. Park......  Greer, SC                (b)           1,497      8,498             --         1,497         8,498       9,995
Rocky Creek
  Business Park..  Greenville, SC           (b)             617      3,499             --           617         3,499       4,116
Augusta Road Ind.
  Park...........  Greenville, SC           (b)           1,129      6,405             --         1,129         6,405       7,534
White Horse Road
  Ind. Park......  Greenville, SC           (b)           1,272      7,218             --         1,272         7,218       8,490
                                       -------------  ---------  ---------        -------     ---------  -------------  ---------
Subtotal
  Industrial
  Properties.....                         68,926         54,028    257,177             68        54,028       257,245     311,273


                   ACCUMULATED      YEAR        DEPRECIABLE
                   DEPRECIATION    BUILT/          LIVES
BUILDING ADDRESS     12/31/98     RENOVATED       (YEARS)
-----------------  ------------  -----------  ---------------
Northeastern Ind.
  Park Bldg.
  22.............           75      1988                (d)
Marway Circle....           47    1976-1977             (d)
16725 Square
  Drive..........           32      1987                (d)
1030 Edgewood
  Drive..........           45      1988                (d)
3530 East Pike...           58      1991                (d)
5555 Massillon
  Road...........           60      1996                (d)
One Apollo
  Drive..........          106      1992                (d)
2294 Molly
  Pitcher
  Highway........           51      1986                (d)
1440 Sheffler
  Drive..........           61      1996                (d)
1465 Nitterhouse
  Drive..........           86      1995                (d)
4400 West 96th
  Street.........           19      1998                (d)
6402 Corporate
  Drive..........           17      1996                (d)
8677 Logo
  Court..........           34      1993                (d)
Piedmont Highway.
  Ind. Park......           --    1995/1997             (d)
Highway 14
  Industrial
  Park...........           --    1994/1997             (d)
Buncombe Road
  Ind. Park......           --    1988/1995             (d)
Batesville Road
  Ind. Park......           --    1970/1985             (d)
Rocky Creek
  Business Park..           --      1997                (d)
Augusta Road Ind.
  Park...........           --      1996                (d)
White Horse Road
  Ind. Park......           --    1989/1997             (d)
                   ------------
Subtotal
  Industrial
  Properties.....        3,546

                                                                                                GROSS AMOUNT CARRIED
                                                                                                 AT CLOSE OF PERIOD
                                                                                 COSTS
                                                                              CAPITALIZED             12/31/98
                                                         INITIAL COSTS       SUBSEQUENT TO    ------------------------
                        LOCATION            (C)       --------------------   ACQUISITION OR              BUILDING AND
BUILDING ADDRESS      (CITY/STATE)     ENCUMBRANCES     LAND     BUILDINGS     COMPLETION       LAND     IMPROVEMENTS     TOTAL
-----------------  ------------------  -------------  ---------  ---------  ----------------  ---------  -------------  ---------
Other Properties
Urban Farms
  Shopping
  Center.........  Franklin Lakes, NJ       (b)           1,540      6,606             93         1,540         6,699       8,239
                                       -------------  ---------  ---------        -------     ---------  -------------  ---------
Subtotal Other
  Properties.....                           --            1,540      6,606             93         1,540         6,699       8,239
                                       -------------  ---------  ---------        -------     ---------  -------------  ---------
Total All
  Properties.....                         123,954        93,783    446,473            906        93,783       447,379     541,162
                                       -------------  ---------  ---------        -------     ---------  -------------  ---------
                                       -------------  ---------  ---------        -------     ---------  -------------  ---------


                   ACCUMULATED      YEAR        DEPRECIABLE
                   DEPRECIATION    BUILT/          LIVES
BUILDING ADDRESS     12/31/98     RENOVATED       (YEARS)
-----------------  ------------  -----------  ---------------
Other Properties
Urban Farms
  Shopping
  Center.........          202     1965/82              (d)
                   ------------
Subtotal Other
  Properties.....          202
                   ------------
Total All
  Properties.....        6,867
                   ------------
                   ------------

------------------------

NOTES:

(a) Collateralizes the debt with Column Financial, Inc. of $94,779,000 at December 31, 1998.

(b) Collateralizes the Company's Credit Facility

(c) See description of encumbrances in Item 1--Summary of Indebtedness

(d) Reconciliation of encumbrances as shown above to total consolidated debt, excluding unamortized debt premium of $3,542, at December 31, 1998.

Amount shown above..........  $ 123,954
Credit Facility.............    123,830
Column Financial, Inc.......     94,779
                              ---------
  Total consolidated debt...  $ 342,563
                              ---------
                              ---------

(e) Depreciation is computed based on the following estimated lives:

Buildings and Improvements............  35 years
Tenant/Leasehold Improvements.........  Life of lease
Furniture, Fixtures and Equipment.....  5 to 10 years

(f) At December 31, 1998, the aggregate cost of land, buildings and equipment for federal income tax reporting was approximately $445,000,000.

Summary of Real Estate and Accumulated Depreciation Activity:

                                                                                      1998                       1997
                                                                            -------------------------  -------------------------
                                                                                         ACCUMULATED                ACCUMULATED
                                                                               COST     DEPRECIATION      COST     DEPRECIATION
                                                                            ----------  -------------  ----------  -------------
Balance at beginning of year..............................................  $  153,143    $   2,955    $   46,193    $   3,827
Property acquisitions.....................................................     418,835           --       121,438           --
Capital improvements......................................................         906           --         1,152           --
Properties sold...........................................................     (31,723)      (2,838)      (15,640)      (1,781)
Depreciation expense......................................................          --        6,750            --          909
                                                                            ----------       ------    ----------       ------
Balance at end of year....................................................  $  541,162    $   6,867    $  153,143    $   2,955
                                                                            ----------       ------    ----------       ------
                                                                            ----------       ------    ----------       ------

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..............................................        F-2

Consolidated Balance Sheet as of December 31, 1998 and 1997...........................        F-3

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and
  1996................................................................................        F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998,
  1997, and 1996......................................................................        F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and
  1996................................................................................        F-6

Notes to Consolidated Financial Statements............................................        F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of American Real Estate Investment Corporation:

    We have audited the accompanying consolidated balance sheets of American Real Estate Investment Corporation (a Maryland Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Investment Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included in Item 14 of the Company's Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

    Philadelphia, Pennsylvania
    February 18, 1999

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER
                                                                                                  31
                                                                                         --------------------
                                                                                           1998       1997
                                                                                         ---------  ---------
                                              ASSETS
INVESTMENT IN REAL ESTATE
  Land and land improvements...........................................................  $  92,243  $  23,336
  Buildings and improvements...........................................................    440,680     98,102
  Assets held for sale.................................................................      8,239     31,705
  Investment in direct financing lease.................................................      1,707      1,920
                                                                                         ---------  ---------
                                                                                           542,869    155,063
  Less--Accumulated depreciation.......................................................     (6,867)    (2,955)
                                                                                         ---------  ---------
  Total investment in real estate, net.................................................    536,002    152,108
CASH AND CASH EQUIVALENTS..............................................................      3,247     17,672
RESTRICTED CASH AND CASH ESCROWS.......................................................      2,100      5,007
ACCOUNTS RECEIVABLE....................................................................      2,007        132
DEFERRED FINANCING COSTS, net of accumulated amortization of $616 and $6, December 31,
  1998 and 1997........................................................................      6,154        688
DEFERRED LEASING COSTS, net of accumulated amortization of $149 at December 31, 1998
  only.................................................................................      1,614        782
INVESTMENT IN AMERICAN REAL ESTATE MANAGEMENT INC., at equity..........................      5,207      4,377
OTHER ASSETS, net of accumulated amortization of $112 at December 31, 1997.............      3,035        189
                                                                                         ---------  ---------
  Total assets.........................................................................  $ 559,366  $ 180,955
                                                                                         ---------  ---------
                                                                                         ---------  ---------

                               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Mortgage notes payable and other debt, including unamortized debt premium of
    $3,542.............................................................................  $ 346,105  $  86,501
  Accounts payable.....................................................................        968        378
  Accrued interest payable.............................................................        662        540
  Accrued expenses and other liabilities...............................................      1,782        692
  Accrued dividends and distributions..................................................      3,713         --
  Deferred rent revenue................................................................      1,534        119
  Accrued leasing commissions..........................................................        895        782
  Security deposits....................................................................        566        650
                                                                                         ---------  ---------
    Total liabilities..................................................................    356,225     89,662
                                                                                         ---------  ---------
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP..............................     88,205     39,364
                                                                                         ---------  ---------
CONVERTIBLE PREFERRED UNITS, SERIES A, $.001 PAR VALUE; 300,000 UNITS OUTSTANDING at
  December 31, 1998; liquidation preference of $7,500..................................      7,500         --
                                                                                         ---------  ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized,
    issued and outstanding at December 31, 1998; liquidation preference of $20,000.....          1         --
  Common stock, $.001 par value; 65,000,000 shares authorized; 7,391,765 and 5,363,281
    shares issued and outstanding at December 31, 1998 and 1997........................          7          5
  Warrants.............................................................................        685        685
  Additional paid-in capital...........................................................    104,324     51,726
  Cumulative net income available for common shareholders..............................     14,292      3,119
  Cumulative dividends.................................................................    (11,873)    (3,606)
                                                                                         ---------  ---------
    Total shareholders' equity.........................................................    107,436     51,929
                                                                                         ---------  ---------
    Total liabilities and shareholders' equity.........................................  $ 559,366  $ 180,955
                                                                                         ---------  ---------
                                                                                         ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          YEARS ENDED DECEMBER 31
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
REVENUE:
  Minimum rent......................................................................  $  36,332  $   7,713  $   9,943
  Tenant reimbursements.............................................................      3,843         19         --
  Other income......................................................................        853        465        297
                                                                                      ---------  ---------  ---------
    Total revenue...................................................................     41,028      8,197     10,240
                                                                                      ---------  ---------  ---------
OPERATING EXPENSES:
  Property operating expenses.......................................................      8,814      3,112      4,350
  General and administrative........................................................        759        732        515
  Depreciation and amortization.....................................................      6,911        909      1,366
  Buyout of employment agreements, options and warrants.............................         --      3,203         --
  Interest expense..................................................................     14,539      3,134      3,897
                                                                                      ---------  ---------  ---------
    Total operating expenses........................................................     31,023     11,090     10,128
                                                                                      ---------  ---------  ---------
Income (loss) before equity in (losses) earnings from equity method investments, gains on sales of assets, distributions to preferred unitholders and preferred shareholders, minority interest of unitholders in Operating Partnership and
  extraordinary item................................................................     10,005     (2,893)       112
Equity in (losses) earnings from equity method investments..........................     (1,167)       404        570
Gains on sales of assets............................................................     11,952      4,608      1,786
                                                                                      ---------  ---------  ---------
Income (loss) before distributions to preferred unitholders, and preferred shareholders, minority interest of unitholders in Operating Partnership and
  extraordinary item................................................................     20,790      2,119      2,468
Distributions to preferred unitholders..............................................        (15)        --         --
                                                                                      ---------  ---------  ---------
Income before minority interest of unitholders in Operating Partnership and
  extraordinary item................................................................     20,775      2,119      2,468
Minority interest of unitholders in Operating Partnership...........................     (9,452)      (876)    (1,364)
Extraordinary loss on debt extinguishment, net of $110 allocated to minority
  interest of unitholders in Operating Partnership..................................        110         --         --
Income Allocated to Preferred Shares................................................        (40)        --         --
                                                                                      ---------  ---------  ---------
Income Allocated to Common Shares...................................................     11,173      1,243      1,104
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Earnings Per Common Share--Basic:
Income before extraordinary item....................................................  $    1.79  $     .92  $    1.00
Extraordinary Item..................................................................       (.02)        --         --
                                                                                      ---------  ---------  ---------
Net Income Allocated to Common Shares...............................................  $    1.77  $     .92  $    1.00
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Earnings Per Common Share--Diluted:
Income before extraordinary item....................................................  $    1.75  $     .88  $    1.00
Extraordinary item..................................................................       (.02)        --         --
                                                                                      ---------  ---------  ---------
Net Income Allocated to Common Shares...............................................  $    1.73  $     .88  $    1.00
                                                                                      ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                PREFERRED STOCK          COMMON STOCK                                       ADDITIONAL
                              --------------------  ----------------------                    DEFERRED        PAID-IN
                               SHARES     AMOUNT     SHARES      AMOUNT       WARRANTS      COMPENSATION      CAPITAL
                              ---------  ---------  ---------  -----------  -------------  ---------------  -----------
BALANCES, JANUARY 1, 1996...             $  --      1,096,004   $       1     $  --           $  --          $   5,159
  Net income................                           --          --            --              --             --
  Dividends paid ($.85 per
    share)..................                           --          --            --              --             --
  Common stock issued for
    services provided.......                            6,176      --            --              --                 53
  Common stock issued to
    officers and
    directors...............                           19,450      --            --              --                162
                              ---------  ---------  ---------       -----         -----         -------     -----------
BALANCES, DECEMBER 31,
  1996......................             $  --      1,121,630   $       1     $  --              --          $   5,374
  Net income................                           --          --            --              --             --
  Dividends paid ($.87 per
    share)..................                           --          --            --              --             --
  Common stock issued for
    cash, net of $870 of
    issuance costs..........                        1,963,635           2        --              --             20,728
  Common stock issued to
    officers and
    directors...............                            9,378      --            --              --                 99
  Common stock issued for
    FLIP net assets.........                        2,001,132           2        --              --             22,010
  Common stock issued to
    terminate employment
    agreements and
    options.................                          171,266      --            --              --              2,536
  Common stock issued for OP
    Unit conversions........                           96,240      --            --              --                979
  Warrants issued...........                           --          --               685          --             --
                              ---------  ---------  ---------       -----         -----         -------     -----------
BALANCES, DECEMBER 31,
  1997......................     --      $  --      5,363,281   $       5     $     685       $  --          $  51,726
  Net income................     --         --         --          --            --              --             --
  Dividends paid ($.97 per
    share)..................     --         --         --          --            --              --             --
  Dividends declared........     --         --         --          --            --              --             --
  Common stock issued net of
    $1,042 of issuance
    costs...................     --         --      1,812,794           2        --              --             28,459
  Restricted Common Stock
    issued..................     --         --         37,242      --            --                (540)           540
  Common stock issued for
    stock options
    exercised...............     --         --         38,500      --            --              --                385
  Common stock issued for OP
    Unit conversions........     --         --        139,948      --            --               1,631         --
  Adjustment for minority
    interest of Unitholders
    in Operating Partnership
    at dates of capital
    transactions............     --         --         --          --            --              --              2,815
  Issuance of convertible
    Preferred Stock, net of
    $692 in issuance
    costs...................    800,000          1     --          --            --              --             19,308
                              ---------  ---------  ---------       -----         -----         -------     -----------
BALANCES, December 31,
  1998......................    800,000  $       1  7,391,765   $       7     $     685       $    (540)     $ 104,864
                              ---------  ---------  ---------       -----         -----         -------     -----------
                              ---------  ---------  ---------       -----         -----         -------     -----------

                                 RETAINED
                                 EARNINGS/         TOTAL
                               (ACCUMULATED    SHAREHOLDERS
                                 DEFICIT)         EQUITY
                              ---------------  -------------
BALANCES, JANUARY 1, 1996...     $    (906)      $   4,254
  Net income................         1,104           1,104
  Dividends paid ($.85 per
    share)..................          (943)           (943)
  Common stock issued for
    services provided.......        --                  53
  Common stock issued to
    officers and
    directors...............        --                 162
                                    ------     -------------
BALANCES, DECEMBER 31,
  1996......................     $    (745)      $   4,630
  Net income................         1,243           1,243
  Dividends paid ($.87 per
    share)..................          (985)           (985)
  Common stock issued for
    cash, net of $870 of
    issuance costs..........        --              20,730
  Common stock issued to
    officers and
    directors...............                            99
                                       ---
  Common stock issued for
    FLIP net assets.........        --              22,012
  Common stock issued to
    terminate employment
    agreements and
    options.................        --               2,536
  Common stock issued for OP
    Unit conversions........        --                 979
  Warrants issued...........        --                 685
                                    ------     -------------
BALANCES, DECEMBER 31,
  1997......................     $    (487)      $  51,929
  Net income................        11,173          11,173
  Dividends paid ($.97 per
    share)..................        (6,308)         (6,308)
  Dividends declared........        (1,959)         (1,959)
  Common stock issued net of
    $1,042 of issuance
    costs...................        --              28,461
  Restricted Common Stock
    issued..................        --              --
  Common stock issued for
    stock options
    exercised...............        --                 385
  Common stock issued for OP
    Unit conversions........         1,631
  Adjustment for minority
    interest of Unitholders
    in Operating Partnership
    at dates of capital
    transactions............        --               2,815
  Issuance of convertible
    Preferred Stock, net of
    $692 in issuance
    costs...................        --              19,309
                                    ------     -------------
BALANCES, December 31,
  1998......................     $   2,419       $ 107,436
                                    ------     -------------
                                    ------     -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net income........................................................................  $  11,173  $   1,243  $   1,104
  Adjustments to reconcile net income to net cash Provided by operating activities--
    Depreciation and amortization...................................................      7,554        909      1,366
    Amortization of debt premium....................................................       (221)        --         --
    Gain on sales of property.......................................................    (11,952)    (4,608)    (1,786)
    Extraordinary loss..............................................................        110         --         --
    Increase in straight line rents.................................................     (1,282)        --         --
    Decrease in investment in direct financing lease................................        213         --         --
    Buyout of employment agreements and options.....................................         --      2,536         --
    Equity in losses (earnings) from equity method investments......................      1,167       (404)      (570)
    Amortization of investment in partnership in excess of underlying equity........         --        356        530
    Common stock compensation.......................................................         --         41        162
    Minority interest...............................................................      9,452        876      1,364
    Cash provided by (used in)--
      Restricted cash...............................................................        367        (11)        50
      Accounts receivable...........................................................       (593)       (11)        17
      Other assets..................................................................     (2,734)       314         45
      Accrued interest..............................................................        122        283         69
      Accrued property taxes........................................................         --         --        (43)
      Accrued expenses and other liabilities........................................      1,680        652        (33)
      Deferred rent revenue.........................................................      1,415         --         --
      Security deposits.............................................................        (84)       (89)       (21)
                                                                                      ---------  ---------  ---------
      Net cash provided by operating activities.....................................     16,387      2,087      2,254
                                                                                      ---------  ---------  ---------
INVESTING ACTIVITIES:
  Properties acquired, net of cash acquired.........................................   (300,757)   (17,933)        --
  Advances to American Real Estate Management Inc...................................     (1,997)      (150)        --
  Capital expenditures..............................................................       (906)    (1,152)      (566)
  Payments of leasing commissions...................................................       (981)        --         --
  Increase (decrease) in cash escrows...............................................      2,540     (3,764)        --
  Proceeds from sales of property, net..............................................     41,001     19,840      2,907
  Partnership cash distributions received...........................................         --         25        230
                                                                                      ---------  ---------  ---------
      Net cash (used in) provided by investing activities...........................   (261,100)    (3,134)     2,571
                                                                                      ---------  ---------  ---------
FINANCING ACTIVITIES:
  Issuance of common stock for stock options exercised..............................        385         --         --
  Issuances of common and convertible preferred stock, net of issuance costs........     36,748  $  20,780         --
  Dividends paid....................................................................     (6,308)      (985)      (943)
  Minority interest distributions...................................................     (4,994)      (688)      (675)
  Proceeds from mortgage notes payable..............................................    137,064      9,200         --
  Net borrowings under Credit Facility..............................................    123,830         --         --
  Payment of deferred financing costs...............................................     (6,326)      (694)
  Repayment of mortgage notes payable...............................................    (50,111)   (10,236)      (322)
  Repayment of other notes payable..................................................         --         --        (83)
  Repayment of other notes payable from sale........................................         --         --     (2,096)
                                                                                      ---------  ---------  ---------
      Net cash provided by (used in) financing activities...........................    230,288     17,377     (4,119)
                                                                                      ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................    (14,425)    16,330        706
CASH AND CASH EQUIVALENTS, beginning of year........................................     17,672      1,342        636
                                                                                      ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year..............................................  $   3,247  $  17,672  $   1,342
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest..............................................................  $  14,091  $   3,188  $   3,084
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    See Notes 3, 4 and 5 for disclosure of non-cash investing and financing activities in 1998 and 1997.

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND FORMATION OF THE COMPANY

    American Real Estate Investment Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") that was organized in the state of Maryland in 1994. The Company was previously engaged in the ownership and operation of multi-family residential properties located in the southwestern United States. As a result of the transactions consummated on December 12, 1997 (the "Reorganization")(see Note 3), the Company modified it's strategy to focus on the acquisition of industrial and office properties located in the eastern United States. During 1998, the Company completed its plan to dispose of all of it's multi-family properties.

    As of December 31, 1998 the Company owns 97 office and industrial properties located in southeastern and central Pennsylvania, northern New Jersey, northern New York State, Ohio, Indianapolis, Indiana, and Greenville and Spartanburg, South Carolina containing an aggregate of approximately 12,000,000 square feet and which have an overall occupancy of 98%; a community shopping center located in northern New Jersey and an investment in a direct financing lease related to a property located in northern New Jersey. The Company conducts all of its service operations, including leasing, property management and other services through an equity investee of American Real Estate Investment, L.P. (the "Operating Partnership"), American Real Estate Management, Inc. (the "Management Company"), which was acquired as part of the Reorganization.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    PRINCIPLES OF CONSOLIDATION

    The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 53% as of December 31, 1998. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly-owned subsidiaries on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    INVESTMENT IN REAL ESTATE

    Investment in real estate is recorded at cost and depreciated over the estimated useful lives of the related assets. Expenditures for additions, renewals and betterments that extend the useful life of the properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

                                                                                    YEARS
                                                                                --------------
Buildings and improvements....................................................           10-35
Land improvements.............................................................              15
Tenant improvements...........................................................      Applicable
                                                                                    Lease Term

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The Company accounts for properties as assets held for sale when they have committed to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. As of December 31, 1998, the community shopping center located in New Jersey has been presented in the accompanying consolidated balance sheet as held for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company has suspended depreciation charges on assets held for sale since the disposition plans were adopted.

    In accordance with SFAS No. 121, the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss. The impairment loss is measured as the amount that the carrying value of the asset exceeds the fair value of the asset. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows. Based upon management's review, no such provisions were necessary in 1998, 1997 or 1996.

    At December 31, 1998 and 1997, the Company has an investment in a direct financing lease, the net investment in this lease was $1,707,000 and $1,920,000 which consists of the gross investment of $2,625,000 and $3,150,000, net of unearned income of $918,000 and $1,230,000, respectively. The unearned income is amortized over the lease term as annual rent payments are collected in order to produce a constant periodic rate of return on the net investment in this lease.

    EQUITY METHOD INVESTMENTS

    The equity method of accounting is used to account for the Company's noncontrolling interest in 100% of the preferred stock of the Management Company. The Company sold its non controlling general partner interest in Emerald Vista Associates, L.P. in September 1997, as part of its strategy to sell its interest in multifamily assets.

    In December 1998, the Company entered into an agreement to develop 457 acres of land located in Indianapolis, Indiana. The terms of the agreement give the Company an option and right of first refusal to develop distinct land parcels through joint ventures in which the Company will have a 50% noncontrolling interest. The Company's investment was recorded at the Company's cost and will be subsequently adjusted for the Company's net equity in income and contributions and distributions from the joint venture in accordance with the equity method of accounting.

    CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents security deposits from tenants and amounts in escrow for payment of property taxes, insurance or capital improvements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    DEFERRED FINANCING AND LEASING COSTS

    Deferred financing costs are amortized on a straight-line basis over the life of the related mortgage loans which approximates the effective interest method. Amortization is included in interest expense in the accompanying statements of operations. Deferred leasing costs, which include all direct and indirect costs associated with the rental of the Company's properties, are amortized on a straight-line basis over the term of the related leases.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values of current assets and payables approximate their carrying amount due to their short-term nature. The carrying amounts of the mortgage notes payable at December 31, 1998 and 1997 approximated their respective fair values, as determined by using year end interest rates and market conditions.

    ALLOCATIONS OF INCOME AND LOSSES

    Net income and losses of the Operating Partnership are allocated to the Company and limited partners in accordance with their respective ownership interests which were approximately 53% and 47%, respectively, at December 31, 1998. For the periods prior to the restatement of the partnership agreement in connection with the Reorganization, the net income of the Operating Partnership for each year was allocated as follows: an amount representing 80% of the number of common shares outstanding at the end of each calendar year (equivalent to approximately $904,000 and $897,000, respectively, for 1997 and 1996) was allocated to the Company. Any remaining net income for each such year was then allocated to the limited partners until the cumulative net income allocated to the limited partners for the current and all prior years was equal to approximately 42% of total cumulative net income since inception. Net losses of the Operating Partnership are allocated to all the partners in proportion to their percentage interests in accordance with the terms of the amended and restated partnership agreement.

    REVENUE RECOGNITION

    Revenue is recognized on the accrual basis of accounting. Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company.

    INCOME TAXES AND OTHER

    The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury Regulations, commencing with its taxable year ended December 31, 1993. The Company believes that it is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code.

    A REIT is generally not subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders as the REIT provisions of the Internal Revenue Code generally allow a REIT to deduct dividends paid to its shareholders to the extent it distributes annually at least 95% of its taxable income and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) income tax at regular corporate rates on its taxable income. The Company and certain of its subsidiaries are subject to certain state and local taxes. The provision for these taxes has been reflected in general and administrative expense in the accompanying financial statements. The Management Company is subject to federal, state and local taxes on its income as it is organized as a "C" corporation.

    A summary of the tax status of the Company's distributions for the three years ended December 31 is as follows:

COMMON SHARE DISTRIBUTIONS                                          1998       1997       1996
----------------------------------------------------------------  ---------  ---------  ---------
Total dividends paid per share (1)..............................  $     .97  $     .87  $     .85
Percent taxable as ordinary income..............................     100.00%      6.92%     61.12%
Percent taxable as long term capital gains......................       0.00%       .28%      0.00%
Percent non-taxable as return of capital........................       0.00%     92.80%     38.88%
Classified as ordinary income--per share (1)....................  $    1.14  $     .06  $     .52
Classified as return of capital--per share......................  $      --  $     .81  $     .33

PREFERRED SHARE DISTRIBUTIONS
----------------------------------------------------------------
Distributions declared (2)......................................  $  40,000         --         --

------------------------

(1) The Company reported that $.17 or approximately 64% of the dividend declared on December 11, 1998 with a record date of December 31, 1998 which was paid on January 29, 1999, is taxable in 1998 in accordance with Internal Revenue Code section 857(b)(8). The remaining $.10 of the dividend will be reported to shareholders as a 1999 distribution.

(2) Preferred share distributions of $.05 per share for the period from December 24, 1998 until December 31, 1998.

    There are differences in the Company's bases of assets and liabilities, specifically relating to minority interests, between those used in financial reporting and the tax basis used for completion of annual federal and state income tax returns. The federal tax basis of the Company's real estate at December 31, 1998 and 1997 was approximately $445,000,000 and $87,000,000, respectively.

    EARNINGS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 established simplified standards for computing and presenting earnings per share ("EPS") and supercedes the standards in Accounting Principles Board ("APB") Opinion No.15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS. EPS for 1996 has been restated to reflect the requirements of SFAS No. 128.

    RECLASSIFICATIONS

    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified in order to conform with the presentation in the 1998 consolidated financial statements.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    FUTURE ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 requires that changes in the derivative's fair value be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At December 31, 1998, the Company does not have any investments in derivative products, as a result, the impact of adopting SFAS No. 133, is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2000.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

    1998 TRANSACTIONS

    During 1998, the Company acquired 78 properties (24 office properties and 54 industrial properties) which contained an aggregate of approximately 9.9 million square feet (1.5 million square feet of office and 8.4 million square feet of industrial) for an aggregate purchase price of approximately $418,000,000. Consideration for these acquisitions consisted of cash of approximately $300,000,000, $49,000,000 of debt assumed (including debt premiums of $3,763,000), $51,000,000 in units of limited partnership interest ("OP Units") in the Operating Partnership, issued at prices ranging from $16.50 to $17.50 per unit, $7,500,000 in Convertible Preferred OP Units, and the issuance of $11,000,000 of Common Stock. The 300,000 Convertible Preferred OP Units issued are convertible into Common Stock at $16.50 and require a quarterly guaranteed payment at the annual rate of 9%. These Convertible Preferred OP Units are redeemable by the Company at par at any time.

    In 1998, the Company sold the two remaining multi-family properties (Americana Lakewood Apartments and Quadrangle Village Apartments) which generated net proceeds of $41,001,000 and gains of $11,952,000. The net proceeds from these asset sales were reinvested in industrial and office acquisitions in 1998.

    The following unaudited pro forma financial information of the Company for the years ended December 31, 1998 and 1997 gives effect to the properties acquired and sold during 1998 as if the purchases and sale had occurred on January 1, 1998 and 1997, respectively.

                                                                                        YEAR ENDED DECEMBER 31
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
                                                                                             (UNAUDITED)
Pro forma total revenue............................................................  $  71,834,000  $  67,331,000
Pro forma net income allocated to Common Shares....................................  $   6,365,000  $   5,479,000
Pro forma net income per Common Share--Basic.......................................  $         .86  $         .74
                                     --Diluted.....................................  $         .82  $         .71

    1997 TRANSACTIONS

    On December 12, 1997, the Company consummated the acquisition of the McBride Portfolio which was effected through the contribution by McBride Hudson Bay, L.P. and various entities affiliated with it

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS (CONTINUED) (collectively, "McBride") of interests in certain entities owning 15 office and industrial properties located in northern New Jersey, the merger of Fairlawn Industrial Park, Inc. ("FLIP") with and into the Company and $8,400,000 in cash in return for the issuance of 2,001,132 shares of common stock, 2,998,867 OP Units, (representing aggregate consideration valued at approximately $55,000,000), 125,000 of seven-year warrants to acquire OP Units at an exercise price of $11 per OP Unit and the assumption of $45,000,000 of mortgage debt. The Company also acquired all of the outstanding preferred stock of the Management Company, a full service real estate management, construction and brokerage company located in Plymouth Meeting, Pennsylvania in consideration for the issuance of 363,636 OP Units valued at $4,000,000, and warrants with a seven-year term to acquire 250,000 OP Units at an exercise price of $11 per OP Unit.

    In December 1997, the Company, through its Operating Partnership, also acquired six industrial properties aggregating approximately 850,000 square feet. The aggregate purchase price for these acquisitions was $28,580,000, consisting of $12,600,000 in cash and $15,980,000 in debt assumed, which included $680,000 of debt premiums.

    Simultaneous with these transactions, Hudson Bay Partners II, L.P. ("Hudson Bay"), CRA Real Estate Securities and Robert Branson, a director of the Company, invested an aggregate of $21,600,000 in the Company in return for the issuance of an aggregate of 1,963,635 shares of common stock. In addition, Hudson Bay was issued 300,000 common stock warrants in the Company with a seven-year term at an exercise price of $11 per share. Hudson Bay is a discretionary investment fund formed to make strategic investments in real estate and real estate related securities.

    The Company sold two multi-family properties (Timberleaf and Sedona Apartments) in 1997 and its 50% general partnership interest in Emerald Vista which generated net proceeds of $19,840,000 and gains totaling $4,608,000.

    The following unaudited pro forma financial information of the Company for the years ended December 31, 1997 gives effect to the properties acquired during 1997 as if the purchases had occurred on January 1, 1997 and January 1, 1996, respectively.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
                                                                                             (UNAUDITED)
Pro forma total revenues...........................................................  $  26,327,000  $  25,491,000
Pro forma net income (loss) allocated to Common Shares.............................  $   4,059,000  $   3,155,000
Pro forma net income (loss) per Common Share--Basic................................  $        0.76  $        0.60
                                          --Diluted................................  $        0.75  $        0.60

    All acquisitions described above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results that actually would have occurred if acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

4. INVESTMENTS IN UNCONSOLIDATED COMPANIES

    The Company accounts for its investment in 100% of the nonvoting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities including the management, leasing and development of the Company's properties and properties owned by third parties as well as providing other real estate related services for third parties.

    In December 1998, the Company entered into an agreement to develop 457 acres of land located outside Indianapolis, Indiana. The terms of the agreement give the Company an option and right of first refusal until December 13, 2003 to develop distinct land parcels through joint ventures in which the Company will have a 50% non controlling interest. As consideration for its investment in each joint venture the Company will issue OP Units to its joint venture partner based upon a predetermined formula that is based on the number of acres in the specific development parcel. In addition, the Company will be required to fund its 50% share of any additional capital requirements for each venture. The Company is also required to make option payments on a quarterly basis at a rate equal to its then current distribution rate to unitholders in the Operating Partnership for the OP Units that have yet not been issued in consideration for interests in specific joint ventures. On the earlier of December 31, 2003 or the date in which the Company acquires a 50% interest in at least 75% of the 457 acres of land, the joint venture partner has an option to require the Company to purchase a 50% interest in the then remaining undeveloped land. As of December 31, 1998, the Company had incurred $30,000 related to this option.

    At December 31, 1998, OP Units equivalent to approximately $200,000 have been issued related to this venture's development of a 495,740 square foot office and industrial building on 34 acres. In conjunction with this development the Company agreed to jointly and severally coguarantee $19.5 million of construction financing, and contribute $2,500,000 of capital. The Company also has a commitment to acquire the building from the joint venture at the completion of its construction which is anticipated to be in the first quarter of 2000 for $28,561,000. This purchase price will be funded by assumption of the $19,500,000 in debt, the issuance of OP Units and cash payments not to exceed $2,000,000.

    The Company accounts for this investment in accordance with the equity method of accounting as the joint venture partner's approval is required for all major decisions and the joint venture partner has equal control regarding the primary daily operations of the venture.

5. INDEBTEDNESS

    REVOLVING CREDIT FACILITY

    On April 30, 1998 the Company obtained a three year $150,000,000 senior secured revolving credit facility (the "Credit Facility"). At December 31, 1998, the Company has $123,830,000 outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 53 properties. Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate equal to a Eurodollar rate plus 1.625% (7.39% at December 31, 1998) or the prime rate at the Company's option. In addition, a fee of .25% per annum on the unused amount of the Credit Facility is payable quarterly. The weighted average balance outstanding and weighted average interest rate during 1998 for borrowings under the Credit Facility were $77,784,000 and 7.39%, respectively. The Credit Facility requires the Company to meet

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

5. INDEBTEDNESS (CONTINUED)
certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at December 31, 1998.

    MORTGAGE NOTES PAYABLE

    Mortgage notes of $218,733,000 and $86,501,000 encumbered 45 and 17 of the properties as of December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, interest rates on the mortgage loans ranged from fixed rates of 7.03% to 9.75% and 6.35% to 8.50%, respectively. Mortgage notes had weighted average interest rates of 7.75%, 7.61% and 7.87% at December 31, 1998, 1997 and 1996,
respectively. The maturities for these notes range from September 2000 through October 2022.

    In connection with several acquisitions in 1998 and 1997 the Company assumed certain mortgage notes with an aggregate principal value of $49,141,000 and a fair value of $52,904,000. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related mortgage debt. In 1998, $221,000 was amortized into interest expense related to this debt premium.

    Certain limited partners of the Operating Partnership have guaranteed an aggregate of $83,200,000 of certain of the mortgage loans as of December 31, 1998.

    In October 1998, the Company refinanced $66,000,000 of amounts borrowed under the Credit Facility and $8,430,000 of other mortgage debt with $77,700,000 of mortgage debt with a fixed rate of 7.50%. As a result of this refinancing, the Company wrote off $220,000 of unamortized deferred financing costs associated with this mortgage debt as an extraordinary loss on debt extinguishment.

    As a condition of certain of the mortgage loans, initial and ongoing cash reserves are required to be funded for real estate taxes, insurance, tenant rollover costs and capital reserves. The aggregate balances in these reserve accounts at December 31, 1998 and 1997 were approximately $2,100,000 and $330,000.

    Maturities of mortgage notes payable, excluding debt premiums as of December 31, 1998, are as follows:

1999..........................................................  $ 3,151,000

2000..........................................................    6,048,000

2001..........................................................  128,993,000

2002..........................................................   10,917,000

2003..........................................................    7,587,000

2004 and thereafter...........................................  185,867,000
                                                                -----------

                                                                $342,563,000
                                                                -----------
                                                                -----------

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SHAREHOLDER'S EQUITY

    The following table summarizes the Company's issuance of shares of Convertible Preferred Common Stock, Common Stock, and warrants in 1998 and 1997:

                                                                         NUMBER OF
                                                                        CONVERTIBLE
                                                           DATE OF       PREFERRED      NUMBER OF
TYPE OF ISSUANCE                                          ISSUANCE        SHARES      COMMON SHARES   SHARE PRICE
-----------------------------------------------------  ---------------  -----------  ---------------  -----------
1998 Activity
Convertible Preferred Stock offering (1).............       12/24/98       800,000              --     $      --
Restricted Stock Awards(2)...........................       12/11/98            --          37,242            --
Stock offering (3)...................................        8/19/98            --         720,743     $   15.81
Stock offering (4)...................................         7/9/98            --       1,092,051     $   16.50
Unit redemptions (5).................................        Various            --         139,948            --
Stock options exercised..............................        Various            --          38,500            --
                                                                        -----------  ---------------
                                                                           800,000       2,028,484
                                                                        -----------  ---------------
                                                                        -----------  ---------------

                                                                                                               NET
                                                                                NUMBER OF     EXERCISE        CASH
TYPE OF ISSUANCE                                                                WARRANTS        PRICE       PROCEEDS
----------------------------------------------------------------------------  -------------  -----------  -------------
1998 Activity
Convertible Preferred Stock offering (1)....................................           --            --   $  19,308,000
Restricted Stock Awards(2)                                                             --            --              --
Stock offering (3)..........................................................           --            --              --
Stock offering (4)..........................................................           --            --      17,440,000
Unit redemptions (5)........................................................           --            --              --
Stock options exercised.....................................................           --     $   10.00         385,000
                                                                                      ---                 -------------
                                                                                       --                 $  37,133,000
                                                                                      ---                 -------------
                                                                                      ---                 -------------

                                                                           NUMBER OF
                                                                          CONVERTIBLE
                                                           DATE OF         PREFERRED        NUMBER OF
TYPE OF ISSUANCE                                          ISSUANCE          SHARES        COMMON SHARES   SHARE PRICE
-----------------------------------------------------  ---------------  ---------------  ---------------  -----------
1997 Activity
Share Offering (6)...................................       12/12/97              --         1,963,635     $   11.00
Stock issuance for FLIP net assets (7)...............       12/12/97              --         2,001,132     $   11.00
Stock issuance to terminate employment agreements and
  options (8)........................................       12/12/97              --           171,266            --
Stock issuance to officers and directors.............        Various              --             4,378            --
Unit redemptions (5).................................        Various              --            96,240            --
Stock options exercised..............................        12/2/97              --             5,000            --
                                                                                 ---     ---------------
Totals for 1997......................................                             --         4,241,651
                                                                                 ---     ---------------
                                                                                 ---     ---------------

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

6. SHAREHOLDER'S EQUITY (CONTINUED)

                                                                           NUMBER OF    EXERCISE
TYPE OF ISSUANCE                                                           WARRANTS       PRICE     NET CASH PROCEEDS
------------------------------------------------------------------------  -----------  -----------  -----------------
1997 Activity
Share Offering (6)......................................................     300,000    $   11.00     $  20,730,000
Stock issuance for FLIP net assets (7)..................................          --           --                --
Stock issuance to terminate employment agreements and options (8).......          --           --                --
Stock issuance to officers and directors................................          --           --                --
Unit redemptions (5)....................................................          --           --                --
Stock options exercised.................................................          --    $   10.00            50,000
                                                                          -----------               -----------------
Totals for 1997.........................................................     300,000                  $  20,780,000
                                                                          -----------               -----------------
                                                                          -----------               -----------------

------------------------

(1) Offering for 800,000 shares of nonvoting Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $25.00 per share. These shares are convertible into Common Stock at any time at $16.50 per share. Dividends are payable quarterly at an annual rate of $2.25 per Series A Preferred Share. The Series A Preferred Shares are not redeemable by the Company prior to December 15, 2003.

(2) These awards were issued to certain executives and employees and vest over a two-year period from the grant date.

(3) These shares were issued as a partial repayment for certain indebtedness encumbering certain properties in the Pioneer Portfolio which was acquired on August 19, 1998.

(4) Investors were institutional investors and certain funds managed by Morgan Stanley Asset Management, Inc. and CRA Real Estate Securities, L.P. This private placement included provisions for a purchase price adjustment on the earlier of the first business day after the first anniversary of the closing or the first business day after a Liquidating Event, as defined in the agreement, has occurred and the average price of the Company's Common Stock for a 30-day period preceding such date is greater than $19.50 or less than $15.50 per share. In the event the average price is less than $15.50, the Company is required to deliver to the purchasers cash in an amount equal to
    (i) the difference between $15.50 and the average price, multiplied by (ii) the number of shares of Common Stock purchased. In the event the average price is greater than $19.50, the purchasers are required to deliver to the Company the number of shares of Common Stock equal to (i) the difference between the average price and $19.50, divided by (ii) the average price, multiplied by(iii) the number of shares of Common Stock purchased in the private placement.

(5) Unit redemptions represent Common stock issued upon conversion of OP Units.

(6) These share offering included the issuance of shares of Common Stock to Robert Branson and Hudson Bay II, L.P. Mr. Branson and one of the principals of Hudson Bay Partners II, L.P. are directors of the Company.

(7) As discussed in Note 3, FLIP was merged into the Company as a result of the transactions with McBride.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

6. SHAREHOLDER'S EQUITY (CONTINUED)
(8) As discussed in Notes 9 and 11, these shares were issued as consideration for the termination of various options and employment agreements with certain individuals who ceased to be executive officers of the Company on December 12, 1997.

7. RELATED PARTY TRANSACTIONS

    The Company subleases office space in Denver, Colorado from Black Creek Capital, LLC. The lease agreement contains provisions for a monthly lease payment of $1,346 and expires December 31, 1999. Two directors of the Company are principal officers and members of Black Creek Capital, LLC.

    The Company has leases with companies in which directors of the Company are officers and shareholders. The annual aggregate base rental revenue under these leases was approximately $1,070,000 at December 31, 1998.

    The Company incurred costs during 1998 related to capital and tenant improvements of $397,000, leasing commissions of $92,000, repair and maintenance costs and other costs of $55,000 which were earned by the companies in which the Company's Chairman and one of its directors are officers and shareholders.

    Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. Jeffrey E. Kelter, Hudson Bay Partners, L.P. and McBride own 40%, 30% and 30%, respectively, of the common stock of the Management Company. No dividends were paid by the Management Company in 1998 or 1997. Total management fees paid by the Operating Partnership's properties to the Management Company are included in property operating expenses in the accompanying statements of operations and amounted to $1,119,000 during 1998. The Management Company also receives reimbursements of certain costs attributable to the operation of the properties. Such reimbursements are included in property operating expenses in the accompanying statements of operations and amounted to $294,000 during 1998. The Company also incurred $84,000 of leasing commissions in 1998 related to service performed by the Management Company. No management fees, other reimbursements or leasing commissions were incurred in 1997. The Management Company also manages two properties which are owned by entities, other than the Company, in which Mr. Kelter has a general partnership interest. Certain executives of the Company are also limited partners in one of these entities.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

8. OPERATING LEASES

    The Company's properties are leased to tenants generally under operating leases with expiration dates extending through 2015. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses as of December 31, 1998 are as follows:

1999..........................................................  $61,771,000

2000..........................................................  $53,050,000

2001..........................................................  $42,155,000

2002..........................................................  $34,201,000

2003..........................................................  $29,769,000

Thereafter....................................................  $112,279,000

    The revenue resulting from straight-line rental income adjustments for the year ended December 31, 1998 was $1,282,000. No straight line rent revenue was recognized in 1997. No tenant represented more than 10% of the minimum rental revenues for 1998, 1997 and 1996.

9. STOCK OPTIONS, STOCK WARRANTS AND CONVERSION RIGHTS

    STOCK OPTIONS AND RESTRICTED STOCK AWARDS

    The Company's Omnibus Incentive Plan (the "Plan"), as amended in 1998, has authorized the grant of compensatory awards consisting of stock options, stock awards, stock appreciation rights and other stock-based awards representing up to 10% of the combined number of shares of Common Stock and OP Units of the Operating Partnership to certain officers and employees. Incentive stock options, are to be granted at not less than the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years. The vesting period of each grant varies and is determined at the date of grant. During 1998, the Company granted 156,250 incentive stock options and 447,500 nonqualified options to certain executive officers and employees. Each option is exchangeable for one share of the Company's Common Stock and has an exercise price ranging from $14.50 to $16.50, the Company's market price at the grant date. These options have a ten-year term and vest pro-rata in annual installments ranging from two to five years from the grant date.

    In December 1998, the Company issued 37,242 shares of restricted Common Stock to certain executives and employees under the Plan as compensation. These shares carry dividend and voting rights and vest over a two-year period. The shares issued under this Plan were recorded at their fair market value on the date of grant with a corresponding charge of $540,000 to shareholders' equity which was recorded in additional paid-in capital. The unearned portion is amortized to compensation expense over the two-year vesting period.

    In 1994, the Company adopted and authorized the Non-Employee Stock Option Plan (the "Non-Employee Plan") and 300,000 shares were authorized thereunder in the form of nonqualified stock options for issuance to certain directors or consultants. The exercise price for each option granted under the Non-Employee Plan cannot be less than the fair market value of the Company's Common Stock underlying the option at the date of grant. The term of each option is ten years and each option is exercisable upon the date of grant, provided that the option holder remains a director, employee or consultant to the Company during the exercise period.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

9. STOCK OPTIONS, STOCK WARRANTS AND CONVERSION RIGHTS (CONTINUED)
    The following table summarizes the activity and balance outstanding for each plan for 1998, 1997 and 1996:

                                                                   1998                    1997                     1996
                                                          ----------------------  -----------------------  ----------------------
                                                                      WEIGHTED                 WEIGHTED                WEIGHTED
                                                                       AVERAGE                  AVERAGE                 AVERAGE
                                                                        GRANT                    GRANT                   GRANT
                                                           OPTIONS      PRICE      OPTIONS       PRICE      OPTIONS      PRICE
                                                          ---------  -----------  ----------  -----------  ---------  -----------
Omnibus Incentive Plan
Outstanding, beginning of year..........................         --          --       82,000   $   10.00      47,000   $   10.00
Granted.................................................    603,750   $   15.18       45,000   $   10.00      35,000   $   10.00
Exercised...............................................         --          --           --          --          --          --
Forfeited...............................................       (500)  $   16.50     (127,000)  $   10.00          --          --
                                                          ---------  -----------  ----------  -----------  ---------  -----------
Outstanding, end of year................................    603,250   $   15.18           --          --      82,000   $   10.00
                                                          ---------  -----------  ----------  -----------  ---------  -----------

Non-Employee Plan
Outstanding, beginning of year..........................     56,500   $   10.00      104,000   $   10.00      64,000   $   10.00
Granted.................................................         --          --       55,000   $   10.00      40,000   $   10.00
Exercised...............................................    (38,500)  $   10.00       (5,000)  $   10.00          --          --
Forfeited...............................................         --          --      (97,500)  $   10.00          --          --
                                                          ---------  -----------  ----------  -----------  ---------  -----------
Outstanding, end of year................................     18,000   $   10.00       56,500   $   10.00     104,000   $   10.00
                                                          ---------  -----------  ----------  -----------  ---------  -----------
                                                          ---------  -----------  ----------  -----------  ---------  -----------

    The following table summarizes information about stock options outstanding at December 31, 1998:

                              OPTIONS OUTSTANDING
                      ------------------------------------
                      WEIGHTED AVERAGES                             OPTIONS EXERCISABLE
                          NUMBER OF          REMAINING      ------------------------------------
RANGE OF EXERCISE      OUTSTANDING AT    CONTRACTUAL LIFE   NUMBER EXERCISABLE AT    EXERCISE
  PRICES              DECEMBER 31, 1998       (YEARS)         DECEMBER 31, 1998        PRICE
--------------------  -----------------  -----------------  ---------------------  -------------
$10.00                       18,000               8.14               18,000          $   10.00
$14.50                      380,000              10.00                   --                 --
$15.75                       50,000               9.67               16,667              15.75
$16.50                      173,250               9.08                   --                 --
                            -------              -----               ------
                            621,250               9.66               34,667
                            -------              -----               ------
                            -------              -----               ------

    Any award issued under the plans that is forfeited, expires or terminates prior to vesting or exercise is available for future award under the plans. In connection with the Reorganization, 388,700 options (including the 186,700 of options issued in connection with the Initial Public Offering ("IPO") in 1993) held by certain executives were cancelled in consideration for payments aggregating $1,423,924 which the executives elected to receive in the form of 129,449 shares of Common Stock that were issued as a result of the Reorganization and 22,500 options awarded to certain directors in 1997 were cancelled at no cost to the Company. In addition, the Company had entered into employment agreements with two former officers of the Company and a consulting agreement with the former Chairman of the Board. These agreements were terminated with the Reorganization. Pursuant to the terms of these agreements, these former officers elected to receive these payments in 41,817 shares of Common Stock. Accordingly, the cost

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

9. STOCK OPTIONS, STOCK WARRANTS AND CONVERSION RIGHTS (CONTINUED) of terminating these agreements of approximately $620,000, based upon the December 12, 1997 market price of the Common Stock, was expensed upon the closing of the Reorganization.

    The Company accounts for its stock-based options under APB Opinion No. 25, under which no compensation expense related to options has been recognized, as all options have been granted with an exercise price equal to or greater than the fair value of the Company's Common Stock on the date of grant. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for disclosure purposes in 1996. In accordance with SFAS No. 123, the fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: 7.00% dividend yield; a weighed average expected life of 3.5 years; expected weighted volatility of 29%, 27% and 20%; and a weighted average risk free interest rate of 4.97%, 5.74% and 6.42%. The weighted average fair value of those options granted in 1998, 1997 and 1996 was $1.96, $1.08 and $.59, respectively, per option granted.

    Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996, which were not cancelled as a result of the Reorganization, was approximately $385,000, $8,000 and $44,000, respectively. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income would have been reduced to the following pro forma amounts:

                                                                             FOR THE YEARS ENDED DECEMBER 31
                                                                        -----------------------------------------
                                                                            1998           1997          1996
                                                                        -------------  ------------  ------------
Net income:
  As reported.........................................................  $  11,173,000  $  1,243,000  $  1,104,000
  Pro Forma...........................................................  $  10,961,000  $  1,238,000  $  1,078,000

Basic earnings per share:
  As reported.........................................................  $        1.77  $        .92  $       1.00
  Pro forma...........................................................  $        1.74  $        .92  $        .97

Diluted earnings per share
  As reported.........................................................  $        1.73  $        .88  $       1.00
  Pro forma...........................................................  $        1.70  $        .88  $        .97

WARRANTS

    In conjunction with the IPO, Dickinson & Co. received a warrant to purchase up to 107,500 shares of Common Stock at an exercise price of $16.50 per share at any time during the period from November 3, 1993 to November 2, 1998. In conjunction with the acquisition of Quadrangles Village apartments, another investor received a warrant to purchase 175,000 shares of Common Stock at a price of $10.00 per share at any time during the period from December 2, 1994 to December 2, 1999. The warrant was transferred to a limited partner of the Operating Partnership at the time the note was purchased. Both of these warrants were terminated in connection with the Reorganization for cash payments of $25,000 and $641,000, respectively.

    In connection with the Reorganization, 300,000 Common Stock warrants were issued to Hudson Bay and 250,000 and 125,000 OP Unit warrants were issued to Jeffrey Kelter and David McBride, respectively, at an exercise price of $11 per share or OP Unit. The Common Stock and OP Unit warrants expire on December 12, 2004. The Common Stock warrants issued to Hudson Bay and the OP Unit warrants issued

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

9. STOCK OPTIONS, STOCK WARRANTS AND CONVERSION RIGHTS (CONTINUED) to Jeffrey Kelter and David McBride were valued at $685,000 and are shown in the accompanying balance sheet as a separate component of shareholders' equity.

CONVERSION RIGHTS

    Pursuant to the amended and restated partnership agreement, the limited partners of the Operating Partnership received a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into shares of Common Stock or cash, at the election of the Company at any time on a one for one basis. Limited partners may exercise their conversion right only once during each calendar quarter. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company's Common Stock. The limited partners, in the aggregate, excluding 300,000 of Convertible Preferred Units outstanding, could convert their partnership interests in the Operating Partnership into 6,988,542, 4,058,270 and 725,064 shares of Common Stock as of December 31, 1998, 1997 and 1996, respectively. OP Units totaling 139,948 and 96,240 were converted in 1998 and 1997 and no OP Units were converted during 1996. The Company elected to convert all OP Units for shares in Common Stock and none for cash in both 1998 and 1997.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

10. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                                         BASIC         DILUTED
                                                                                     -------------  -------------
YEAR ENDED DECEMBER 31, 1998
Net Income.........................................................................  $  11,173,000  $  11,173,000
                                                                                     -------------  -------------
Add: Minority interest allocation..................................................             --      9,342,000
  Preferred dividends and distributions............................................             --         55,000
                                                                                                    -------------
                                                                                                    $  20,570,000
Weighted average number of shares outstanding......................................      6,299,281      6,299,281
Stock equivalents..................................................................             --      5,609,480
                                                                                     -------------  -------------
                                                                                         6,299,281     11,908,761
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Earnings per share.................................................................  $        1.77  $        1.73
                                                                                     -------------  -------------
                                                                                     -------------  -------------

YEAR ENDED DECEMBER 31, 1997
Net Income.........................................................................  $   1,243,000  $   1,243,000
                                                                                     -------------  -------------
Add: Minority interest allocation..................................................             --        876,000
                                                                                     -------------  -------------
                                                                                                    $   2,119,000
Weighted average number of shares outstanding......................................      1,347,297      1,347,297
Stock equivalents..................................................................             --      1,056,707
                                                                                     -------------  -------------
                                                                                         1,347,297      2,404,004
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Earnings per share.................................................................  $         .92  $         .88
                                                                                     -------------  -------------
                                                                                     -------------  -------------

YEAR ENDED DECEMBER 31, 1996
Net Income.........................................................................  $   1,104,000
                                                                                     -------------
                                                                                     -------------

Add: Minority interest allocation..................................................
Weighted average number of shares outstanding......................................      1,106,379
Stock equivalents..................................................................             --
                                                                                     -------------
                                                                                         1,106,379
Earnings per share.................................................................  $        1.00
                                                                                     -------------
                                                                                     -------------

    The diluted EPS calculation for 1996 was not included above as the effect of the convertible OP Units of 680,746 were anti-dilutive.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

10. EARNINGS PER SHARE: (CONTINUED)

    The Company's stock equivalents consisted of the following:

                                                                                  1998        1997       1996
                                                                               ----------  ----------  ---------
Options and warrants.........................................................     233,623      92,973         --
Convertible Preferred Stock and OP units.....................................      35,284          --         --
Convertible OP Units.........................................................   5,340,573     963,734    680,746
                                                                               ----------  ----------  ---------
                                                                                5,609,480   1,056,707    680,746
                                                                               ----------  ----------  ---------
                                                                               ----------  ----------  ---------

11. COMMITMENTS AND CONTINGENCIES

    The Company has leases, certain of which are month-to-month leases, for office space which require aggregate monthly rental payments of $18,100, plus its share of operating expenses. The expiration date of the Company's long-term leases is March 2000.

    Three officers of the Company have employment agreements which provide for aggregate initial base compensation of $600,000 subject to increases as approved by the Compensation Committee, among other incentive compensation. In addition, one executive has a non-interest bearing loan of $392,000 from Company which the executive used to acquire 25,000 shares of Common Stock. Under the terms of his employment agreement, $33,333 of this loan is forgiven annually on each anniversary date of the start of his employment by the Company.

    The Company has commitments to provide certain debt guarantees and capital to a joint venture formed in December 1998. In addition, the Company has committed to acquire a 495,740 square foot office and industrial building from the joint venture for $28,561,000. See Note 4 for further discussion of these commitments.

    The Company has agreed to guarantee bank loans held by certain executives with which these executives acquired stock in the Company. The Company advanced funds to these executives on an interest bearing basis to fund these purchases until the respective executives bank loans were funded in January 1999. At December 31, 1998, the Company had $464,000 outstanding from these executives for stock purchases. These advances were repaid by the executives in January 1999.

    See Note 6 for additional discussion of commitments related to equity issuances in 1998.

LITIGATION

    In the normal course of business the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

12. INTERIM RESULTS (UNAUDITED)

    The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                                                   1998
                                                         --------------------------------------------------------
                                                                         THREE MONTH PERIOD ENDED
                                                         --------------------------------------------------------
                                                           MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                         ------------  ------------  -------------  -------------
Revenues...............................................  $  5,741,000  $  7,994,000  $  11,869,000  $  15,424,000
Income before equity in earnings (losses) from equity
  method investments, gains on sales of assets,
  distributions to preferred Unitholders and preferred
  shareholders, minority interest of Unitholders in
  Operating Partnership and extraordinary item.........     1,792,000     2,249,000      2,921,000      3,043,000
Equity in loss from equity method investments..........      (162,000)     (299,000)      (562,000)      (144,000)
Gains on sales of assets...............................     6,880,000     5,072,000             --             --
Distributions to preferred Unitholders.................            --            --             --        (15,000)
Minority interest of Unitholders in Operating
  Partnership..........................................    (3,617,000)   (3,403,000)    (1,086,000)    (1,346,000)
Extraordinary loss on debt extinguishment, net of
  $110,000 allocated to minority interest of
  Unitholders in Operating Partnership.................            --            --             --        110,000
                                                         ------------  ------------  -------------  -------------
Net income.............................................     4,893,000     3,619,000      1,273,000      1,428,000
Income allocated to preferred shareholders.............            --            --             --        (40,000)
                                                         ------------  ------------  -------------  -------------
Net income available to common shareholders............  $  4,893,000  $  3,619,000  $   1,273,000  $   1,388,000
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Basic earnings per common share........................  $       0.90  $       0.66  $        0.19  $         .19
Diluted earnings per common share......................  $       0.87  $       0.66  $        0.18  $         .18

                                                                                    1997
                                                          --------------------------------------------------------
                                                                          THREE MONTH PERIOD ENDED
                                                          --------------------------------------------------------
                                                            MARCH 31      JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                          ------------  ------------  -------------  -------------
Revenues................................................  $  2,226,000  $  1,867,000  $   1,738,000  $   2,366,000
Loss before equity in earnings (losses) from equity
  method investments, gains on sales of assets, and
  minority interest of Unitholders in Operating
  Partnership...........................................      (125,000)      (23,000)       (53,000)    (2,692,000)
Equity in earnings (loss) from equity method
  investments...........................................       130,000       134,000        173,000        (33,000)
Gains on sales of assets................................       403,000            --      4,205,000             --
Minority interest of Unitholders in Operating
  Partnership...........................................            --            --     (1,988,000)     1,112,000
                                                          ------------  ------------  -------------  -------------
Net income (loss).......................................  $    408,000  $    111,000  $   2,337,000  $  (1,613,000)
                                                          ------------  ------------  -------------  -------------
                                                          ------------  ------------  -------------  -------------
Basic earnings per common share.........................  $       0.36  $       0.10  $        2.07  $        (.79)
Diluted earnings per common share.......................  $       0.22  $       0.06  $        2.07  $        (.92)

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

13. SEGMENTS

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments.

    The Company considers its reportable segments to be office, industrial, multi-family and other. Other properties consist of a community shopping center and an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information concerning the Company reportable segments is shown in the following table.

BUSINESS SEGMENTS                                                       1998            1997           1996
-----------------------------------------------------------------  --------------  --------------  -------------
REVENUES
Industrial properties............................................  $   18,545,000  $      287,000  $          --
Office properties................................................      18,478,000         320,000             --
Multifamily properties...........................................       1,860,000       7,304,000     10,229,000
Other properties.................................................       1,863,000          88,000             --
Other (1)........................................................         282,000         198,000         11,000
                                                                   --------------  --------------  -------------
                                                                   $   41,028,000  $    8,197,000  $  10,240,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
PROPERTY OPERATING INCOME
Industrial properties............................................  $   12,330,000  $      213,000  $          --
Office properties................................................      10,299,000         227,000             --
Multifamily properties...........................................       1,234,000       3,464,000      4,513,000
Other properties.................................................       1,158,000          74,000             --
                                                                   --------------  --------------  -------------
                                                                   $   25,021,000  $    3,978,000  $   4,513,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
CAPITAL EXPENDITURES
Industrial properties............................................  $       67,000  $           --  $          --
Office properties................................................         746,000              --             --
Multifamily properties...........................................              --       1,152,000        566,000
Other properties.................................................          93,000              --             --
                                                                   --------------  --------------  -------------
                                                                   $      906,000  $    1,152,000  $     566,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
DEPRECIATION AND AMORTIZATION EXPENSE
Industrial properties............................................  $    3,623,000  $       53,000  $          --
Office properties................................................       3,094,000          57,000             --
Multifamily properties...........................................              --         792,000      1,366,000
Other properties.................................................         194,000           7,000             --
                                                                   --------------  --------------  -------------
                                                                   $    6,911,000  $      909,000  $   1,366,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
INVESTMENT IN REAL ESTATE
Industrial properties............................................  $  311,273,000  $   55,205,000  $          --
Office properties................................................     221,650,000      58,082,000             --
Multifamily properties...........................................              --      31,705,000     47,382,000
Other properties.................................................       9,946,000      10,071,000             --
                                                                   --------------  --------------  -------------
                                                                   $  542,869,000  $  155,063,000  $  47,382,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------

                  AMERICAN REAL ESTATE INVESTMENT CORPORATION

13. SEGMENTS (CONTINUED)
    The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each respective year:

                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Segment property operating income as shown above....................  $   25,021,000  $   3,978,000  $   4,513,000
General and administrative expense..................................        (759,000)      (732,000)      (515,000)
Buyout of employment agreements, options and warrants...............              --     (3,203,000)            --
Interest expense....................................................     (14,539,000)    (3,134,000)    (3,897,000)
Other income (1)....................................................         282,000        198,000         11,000
                                                                      --------------  -------------  -------------
Income (loss) before equity in (losses) earnings from equity method investments, gains on sales of assets, distributions to preferred
  Unitholders and preferred shareholders, minority interest of
  Unitholders in Operating Partnership and extraordinary items......  $   10,005,000  $  (2,893,000) $     112,000
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

------------------------

(1) Amount consists of interest income not allocated to a specific business segment.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN REAL ESTATE INVESTMENT CORPORATION

                                By:            /s/ JEFFREY E. KELTER
                                     -----------------------------------------
                                          Jeffrey E. Kelter, President and
                                              Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ DAVID F. MCBRIDE
------------------------------  Chairman and Director         March 31, 1999
       David F. McBride

      JEFFREY E. KELTER
------------------------------  President, Chief Executive    March 31, 1999
      Jeffrey E. Kelter           Officer and Director

   /s/ TIMOTHY A. PETERSON      Executive Vice President,
------------------------------    Chief Financial Officer     March 31, 1999
     Timothy A. Peterson          and Secretary

    /s/ TIMOTHY E. MCKENNA
------------------------------  Treasurer (Principal          March 31, 1999
      Timothy E. McKenna          Accounting Officer)

    /s/ TIMOTHY B. MCBRIDE
------------------------------  Director                      March 31, 1999
      Timothy B. McBride

    /s/ ROBERT J. BRANSON
------------------------------  Director                      March 31, 1999
      Robert J. Branson

    /s/ JAMES R. MULVIHILL
------------------------------  Director                      March 31, 1999
      James R. Mulvihill

     /s/ FRANCESCO GALESI
------------------------------  Director                      March 31, 1999
       Francesco Galesi

    /s/ MICHAEL J. FALCONE
------------------------------  Director                      March 31, 1999
      Michael J. Falcone

       /s/ EVAN ZUCKER
------------------------------  Director                      March 31, 1999
         Evan Zucker

     /s/ DAVID H. LESSER
------------------------------  Director                      March 31, 1999
       David H. Lesser