Form 10-Q
period 1999-03-31
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1999-05-17
CIK 906113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 1999

/   /    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                      to
                                        --------------------   -----------------

Commission file number  1-12514
                      -----------

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

          MARYLAND                                             84-1246585
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

    620 WEST GERMANTOWN PIKE, SUITE 200, PLYMOUTH MEETING, PENNSYLVANIA 19462
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 834-7950
                                 ---------------
                         (Registrant's telephone number)


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
Yes   X    No
    ----     ----

         A total of 7,501,747 Common Shares of the Registrant's common equity were outstanding as of May 12, 1999.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX



                                                                              Page
                                                                             Number
                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998                                    3

           Condensed Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 1999 and 1998                   4

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 1999 and 1998                   5

           Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   14

PART II. OTHER INFORMATION

Items 1 through 6                                                              19

SIGNATURES                                                                     21


                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)



                    ASSETS                                        March 31, 1999   December 31, 1998
                                                                  --------------   -----------------
                                                                   (unaudited)
INVESTMENT IN REAL ESTATE:
 Land and land improvements                                         $ 93,729          $ 92,243
 Buildings and improvements                                          450,041           440,680
 Assets held for sale                                                     --             8,239
 Construction-in-progress                                              1,696                --
 Investment in direct financing lease                                  1,645             1,707
                                                                   ---------         ---------
                                                                     547,111           542,869
 Less- accumulated depreciation                                       (9,842)           (6,867)
                                                                    ---------         ---------

   Total investment in real estate, net                              537,269           536,002
CASH AND CASH EQUIVALENTS                                              3,036             3,247
RESTRICTED CASH AND CASH ESCROWS                                       2,818             2,100
ACCOUNTS RECEIVABLE, including straight-line rent receivables of
 $1,483 and $1,281 in 1999 and 1998, respectively                      2,914             2,007
DEFERRED FINANCING COSTS ,net of accumulated
 amortization of $953 and $616 in 1999 and 1998, respectively          5,911             6,154
DEFERRED LEASING COSTS, net of accumulated
 amortization of $265 and $149 in 1999 and 1998, respectively          1,844             1,614
INVESTMENT IN AMERICAN REAL ESTATE
 MANAGEMENT  INC., at equity                                           5,108             5,207
OTHER ASSETS                                                           2,130             3,035
                                                                    ---------         ---------
   Total assets                                                     $561,030          $559,366
                                                                    ---------         ---------
                                                                    ---------         ---------
       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Mortgage notes payable and revolving credit facility,
  including premium on assumed indebtedness of $3,330
  and $3,542 in 1999 and 1998, respectively                         $346,668          $346,105
 Accounts payable                                                        711               968
 Dividends and distributions payable                                   4,112             3,713
 Accrued interest payable                                              1,131               662
 Accrued leasing commissions                                             825               895
 Accrued expenses and other liabilities                                1,461             1,782
 Deferred rent revenue                                                 2,297             1,534
 Security deposits                                                       540               566
                                                                    ---------         ---------
   Total liabilities                                                 357,745           356,225

MINORITY INTEREST, 6,988,542 units outstanding in 1999 and 1998       88,165            88,205
                                                                    ---------         ---------
CONVERTIBLE PREFFERRED UNITS, Series A; $.001 par value; 300,000
 units outstanding; liquidation preference of $25 per unit             7,500             7,500
                                                                    ---------         ---------
SHAREHOLDERS' EQUITY:
 Convertible preferred stock, Series A, $.001 par value;
  800,000 shares authorized, issued, and outstanding;
  liquidation preference of $25 per share                                  1                 1
 Common stock, $.001 par value; 65,000,000 authorized;
  7,395,519 and 7,391,765 shares issued and outstanding,
  respectively                                                             7                 7
 Warrants                                                                685               685
 Additional paid-in capital                                          104,422           104,324
 Cumulative net income                                                16,337            14,292
 Cumulative dividends                                                (13,832)          (11,873)
                                                                    ---------         ---------
   Total shareholders equity                                         107,620           107,436
                                                                    ---------         ---------
   Total liabilities and shareholders' equity                       $561,030          $559,366
                                                                    ---------         ---------
                                                                    ---------         ---------



       The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



                                                                                      Three months ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     1999            1998
                                                                                     ----            ----
REVENUE:
 Rents                                                                           $    16,302      $    5,263
 Reimbursement revenue and other income                                                1,731             478
                                                                                 -----------      ----------
   Total revenue                                                                      18,033           5,741
                                                                                 -----------      ----------

OPERATING EXPENSES:
 Property operating expenses                                                           4,002             942
 General and administrative                                                              613             160
 Depreciation and amortization                                                         3,292             932
 Interest expense                                                                      6,447           1,915
                                                                                 -----------      ----------
   Total operating expenses                                                           14,354           3,949
                                                                                 -----------      ----------

Income before equity in losses from equity method investments, gains on sales of assets, distributions to preferred unitholders and income allocated to preferred shareholders, and minority interest of unitholders in Operating
 Partnership                                                                           3,679           1,792
Equity in losses from equity method investments                                         (486)           (162)
Gains on sales of assets                                                               1,284           6,880
                                                                                 -----------      ----------
Income before distributions to preferred unitholders and income allocated to preferred shareholders, and minority interest of unitholders in Operating
 Partnership                                                                           4,477           8,510
Distributions to preferred unitholders                                                  (169)             --
                                                                                 -----------      ----------
Income before minority interest of unitholders in Operating Partnership and
 income allocated to preferred shareholders                                            4,308           8,510
Minority interest of unitholders in Operating Partnership                             (1,813)         (3,617)
                                                                                 -----------      ----------
NET INCOME                                                                             2,495           4,893
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS                                               450              --
                                                                                 -----------      ----------

INCOME ALLOCATED TO COMMON SHAREHOLDERS                                          $     2,045      $    4,893
                                                                                 -----------      ----------
                                                                                 -----------      ----------
BASIC EARNINGS PER COMMON SHARE                                                  $      0.28      $     0.90
                                                                                 -----------      ----------
                                                                                 -----------      ----------
WEIGHTED AVERAGE COMMON SHARES - BASIC                                             7,392,644       5,446,278
                                                                                 -----------      ----------
                                                                                 -----------      ----------
DILUTED EARNINGS PER COMMON SHARE                                                $      0.27      $     0.87
                                                                                 -----------      ----------
                                                                                 -----------      ----------
WEIGHTED AVERAGE COMMON SHARES - DILUTED                                          14,507,257       9,802,235
                                                                                 -----------      ----------
                                                                                 -----------      ----------



        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              1999        1998
                                                           ---------   ---------
OPERATING ACTIVITIES:
 Net income allocated to common shareholders               $  2,045    $  4,893
 Adjustments to reconcile net income allocated to
   common shareholders to net cash
   provided by operating activities-
     Depreciation and amortization                            3,629         959
     Amortization of debt premiums                             (212)         --
     Gains on sales of assets                                (1,284)     (6,880)
     Equity in losses from equity
      method investments                                        486         162
     Minority interest allocation                             1,813       3,617
     Preferred shareholders and
      unitholders allocation                                    619          --
     Decrease in investment in direct financing lease            62          53
     Increase in straight-line rent receivable                 (320)       (190)
     Cash provided by operating activities --
      Restricted cash                                          (718)         26
      Accounts receivable                                      (586)       (258)
      Other assets                                              905        (582)
      Accounts payable, accrued expenses, and
      other liabilities                                        (578)        700
      Accrued interest payable                                  469        (524)
      Deferred rent revenue                                     372         311
      Accrued leasing commissions                               (70)        (43)
      Security deposits                                         (26)         (6)
                                                           ---------   ---------
     Net cash provided by operating activities                6,606       2,238
                                                           ---------   ---------

INVESTING ACTIVITIES:
  Properties and real estate investments acquired           (11,711)    (64,713)
  Advances to American Real Estate Management Inc.             (387)       (513)
  Capital expenditures                                         (516)        (40)
  Payment of leasing commissions                               (357)         --
  Decrease in cash escrows from deferred exchanges               --       3,764
  Proceeds from sales of assets, net                          9,538      14,705
                                                           ---------   ---------
     Net cash used in investing activities                   (3,433)    (46,797)
                                                           ---------   ---------



                                   (Continued)

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                   (CONTINUED)



                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              1999        1998
                                                           ---------   ---------
FINANCING ACTIVITIES:
  Issuance of common stock for stock options exercised           22         280
  Dividends paid on Common Stock                             (1,959)     (1,202)
  Dividends and distributions
   paid on Convertible Preferred Stock
   and Convertible Preferred OP Units                          (374)         --
  Distributions paid on OP Units                             (1,754)       (850)
  Proceeds from mortgage notes payable                           --      42,286
  Payment of deferred financing costs                           (94)       (189)
  Net proceeds from Credit Facility                           1,544          --
  Repayment of mortgage notes                                  (769)    (10,444)
                                                           ---------   ---------
  Net cash (used in) provided by financing activities        (3,384)     29,881
                                                           ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (211)    (14,678)

CASH AND CASH EQUIVALENTS, beginning of period                3,247      17,672
                                                           ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                   $  3,036    $  2,994
                                                           ---------   ---------
                                                           ---------   ---------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid for interest                                $  5,853    $  2,418
                                                           ---------   ---------
                                                           ---------   ---------




        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



1.  ORGANIZATION AND OPERATIONS:

         American Real Estate Investment Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") which was organized in the state of Maryland in 1994. The Company was previously engaged in the ownership and operation of multifamily residential properties located in certain markets within the Southwestern United States. In connection with the transactions that were consummated on December 12, 1997 (the "Reorganization"), the Company modified its strategy to focus on the acquisition of industrial and office properties located in the mid-Atlantic and Eastern United States. In June 1998, the Company sold its last remaining multifamily residential property, American Quadrangles Village Apartments (Note 3).

         As of May 12, 1999, the Company owns 70 industrial and 33 office properties, and an investment in a direct financing lease (the "Properties"). The Properties are located in Eastern Pennsylvania, New York State, Northern New Jersey, Ohio, Indianapolis, Indiana and Greenville and Spartanburg, South Carolina and contain an aggregate of approximately 12.6 million square feet which have an overall occupancy of 97.4%. The Company conducts all of its service operations, including leasing, property management and other services through American Real Estate Management Inc. (the "Management Company") an equity investee of American Real Estate Investment, L.P. (the "Operating Partnership"), which was acquired in the Reorganization.


2.  GENERAL:


    BASIS OF PRESENTATION

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to fairly present the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three month periods ended March 31, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


    PRINCIPLES OF CONSOLIDATION

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 53% at March 31, 1999. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly owned subsidiaries and their operations for the three month periods ended March 31, 1999 and 1998 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    EQUITY METHOD INVESTMENTS

         The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture to develop 457 acres of land in Indianapolis, Indiana. At March 31, 1999, the Company has an investment of approximately $332,000 in this joint venture which is included in other assets in the accompanying financial statements.

    IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 requires that changes in the derivatives fair value be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At March 31, 1999, the Company does not have any investments in derivative products, as a result, the impact of adopting SFAS No. 133, is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2000.

    EARNINGS PER SHARE

         The Company reports Earnings Per Share ("EPS") Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which established simplified standards for computing and presenting EPS and supercedes the standards in APB Opinion No.15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three month periods ended March 31:



                                                          1999                         1998
                                                 ------------------------    ------------------------
                                                   Basic        Diluted         Basic        Diluted
                                                   -----        -------         -----        -------
Net income                                       $2,045,000   $ 2,045,000    $4,893,000    $4,893,000
Add:  Minority interest allocation                       --     1,813,000            --     3,617,000
                                                 ----------   -----------    ----------    ----------
                                                 $2,045,000   $ 3,858,000    $4,893,000    $8,510,000
                                                 ----------   -----------    ----------    ----------

Weighted average number of shares outstanding     7,392,644     7,392,644     5,446,278     5,446,278
Stock equivalents (1):
                  Options and warrants (2)               --       126,071            --       276,568
                  Convertible OP Units                   --     6,988,542            --     4,079,389
                                                 ----------   -----------    ----------    ----------
                                                  7,392,644    14,507,257     5,446,278     9,802,235
                                                 ----------   -----------    ----------    ----------
                                                 ----------   -----------    ----------    ----------
Earnings per Share                               $      .28   $       .27    $      .90    $      .87
                                                 ----------   -----------    ----------    ----------
                                                 ----------   -----------    ----------    ----------



--------------------------------------------------------------------------------
(1) Excludes Convertible Preferred Stock and Convertible Preferred OP Units as these instruments were anti-dilutive at March 31, 1999.

(2)  Computed in accordance with the treasury stock method

RECLASSIFICATIONS

Certain amounts in the March 31, 1998 financial statements have been reclassified in order to conform with the March 31, 1999 presentation.


3.  ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

         1999 TRANSACTIONS

         During the quarter ended March 31, 1999 the Company consummated the following transactions:

         o In February, 1999 the Company acquired 7.4 acres of land in Allentown, Pennsylvania for $1.6 million. This land will be utilized to construct an 80,000 square foot office building of which 66,000 square feet will be leased to Aetna US Healthcare.

         o On March 26, 1999 the Company consummated the sale of Urban Farms Shopping Center located in Franklin Lakes, New Jersey for approximately $10,000,000. This sale resulted in a gain of $1,284,000. The net proceeds of this transaction were reinvested in the acquisition described below.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


         o On March 26, 1999, the Company acquired a 303,000 square foot industrial building in Duncan, South Carolina for approximately $9.5 million. This building was constructed in 1998 and 100% leased to BMG Music, a subsidiary of Bertelsmann AG, through August 2003. This purchase was funded through the Company's Credit Facility and the net proceeds from the sale of Urban Farms Shopping Center.

         1998 TRANSACTIONS

         o During 1998, the Company acquired 78 properties (24 office properties and 54 industrial properties) which contained an aggregate of approximately 9.9 million square feet (1.5 million square feet of office and 8.4 million square feet of industrial) for an aggregate purchase price of approximately $418,000,000. Consideration for these acquisitions consisted of cash of $300,000,000, $49,000,000 of debt assumed (including debt premiums of $3,763,000), approximately $51,000,000 in units of limited partnership interest ("OP Units") in the Operating Partnership, issued at prices ranging from $16.50 to $17.50 per unit,$7,500,000 in Convertible Preferred OP Units and the issuance of $11,000,000 of Common Stock. The 300,000 Convertible Preferred OP Units issued are convertible into Common Stock at $16.50 and require a quarterly guaranteed payment at the annual rate of 9%. These Convertible Preferred OP Units are redeemable by the Company at par at any time.

         o The Company sold the two remaining multi-family properties (Americana Lakewood Apartments and Quadrangles Village Apartments) in January and June, 1998, respectively, which generated net proceeds of approximately $41,000,000 and gains of $11,952,000. The net proceeds from these asset sales were reinvested in industrial and office acquisitions in 1998.

PRO FORMA OPERATING RESULTS

Assuming the completion of acquisitions and dispositions which occurred through April 1999 and fiscal year 1998, and the completion of the private placement offerings in 1998, as of January 1, 1998, pro forma operating results are presented as follows:


                                For Three            For Year Ended
                              Months Ended            December 31,
                              March 31, 1999              1998
                              --------------         --------------
Total revenue                 $18,462,000            $73,331,000
Operating income (1)            2,695,000             12,365,000
Minority interest               1,269,000              5,822,000
                               ----------             ----------
Net income allocated
to common shareholders        $ 1,426,000            $ 6,543,000
                               ----------             ----------
                               ----------             ----------
Earnings per share
  Basic                       $       .19            $       .89
                               ----------             ----------
                               ----------             ----------
  Diluted                     $       .19            $       .85
                               ----------             ----------
                               ----------             ----------



(1) Net of $3,366,000 and $12,565,000 in depreciation expense for the three-month period ended March 31, 1999 and the year ended December 31, 1998, respectively.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 1999 and 1998, including adjustments for depreciation, (based upon the acquisition price associated with the property acquisitions), and interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the period.

These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 1998, nor do they purport to represent the future results of the Company.

4.  INDEBTEDNESS

REVOLVING CREDIT FACILITY

         On April 30, 1998 the Company obtained a three year $150,000,000 senior secured revolving credit facility ("Credit Facility"). At March 31, 1999, the Company had $125,374,000 outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 57 properties. Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate equal to a Eurodollar rate plus 1.625% (6.56% at March 31, 1999) or the prime rate, at the Company's option. In addition, a fee of .25% per annum on the unused amount of the Credit Facility is payable quarterly. The weighted average balance outstanding and weighted average interest rate during 1999 for borrowings under the Credit Facility were $124,149,000 and 6.67%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at March 31, 1999.

MORTGAGE NOTES

Mortgages notes of $217,963,000 encumbered 45 of the properties as of March 31, 1999. At March 31, 1999, interest rates on the mortgage loans ranged from fixed rates of 7.03% to 9.75%. Mortgage notes had weighted average interest rates of 7.75% and 7.44% at March 31, 1999 and 1998, respectively. The maturities for these notes range from September 2000 through October 2022. The weighted average maturity was 11.6 years at March 31, 1998.

5.  SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. The Company considers its reportable segments to be office, industrial, multifamily and other. At March 31, 1999, the other properties segment consists of an investment in a direct financing lease and Urban Farms Shopping Center which was sold in March 1999. Summarized financial information concerning the Company's reportable segments is shown in the following table as of March 31, 1999 and 1998, unless otherwise noted.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



Business Segments                            1999           1998
-----------------                            ----           ----
REVENUES
Industrial properties                   $  9,387,000   $  2,546,000
Office properties                          8,216,000      1,661,000
Multifamily properties                            --      1,041,000
Other properties                             396,000        413,000
Other (1)                                     34,000         80,000
                                        ------------   ------------
                                        $ 18,033,000   $  5,741,000
                                        ------------   ------------
PROPERTY OPERATING INCOME
Industrial properties                   $  6,188,000   $  1,743,000
Office properties                          4,262,000      1,083,000
Multifamily properties                            --        703,000
Other properties                             255,000        258,000
                                        ------------   ------------
                                        $ 10,705,000   $  3,787,000
                                        ------------   ------------
CAPITAL EXPENDITURES
Industrial properties                   $    151,000   $         --
Office properties                            365,000             --
Multifamily properties                           --         40,000
Other properties                                  --             --
                                        ------------   ------------
                                        $    516,000   $     40,000
                                        ------------   ------------
DEPRECIATION AND AMORTIZATION EXPENSE
Industrial properties                   $  1,934,000   $    554,000
Office properties                          1,358,000        332,000
Multifamily properties                            --             --
Other properties                                  --         46,000
                                        ------------   ------------
                                        $  3,292,000   $    932,000
                                        ------------   ------------
INVESTMENT IN REAL ESTATE,AT COST(2)
Industrial properties                   $321,733,000   $311,273,000
Office properties                        223,733,000    221,650,000
Other properties                           1,645,000      9,946,000
                                        ------------   ------------
                                        $547,111,000   $542,869,000
                                        ------------   ------------


         The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three month periods ended March 31:



                                                          1999             1998
                                                          ----             ----
Segment property operating income as shown above      $ 10,705,000    $  3,787,000
General and administrative expense                        (613,000)       (160,000)
Interest expense                                        (6,447,000)     (1,915,000)
Other income (1)                                            34,000          80,000
                                                        ----------       ---------
Income before equity in losses from equity
 method investments, gains on sales of assets,
 distributions to preferred unitholders and income
 allocated to preferred shareholders, and minority
 interest of unitholders in Operating Partnership     $  3,679,000    $  1,792,000
                                                        ----------      ----------
                                                        ----------      ----------


(1) Amount consists of interest income allocated to a specific business segment.
(2)  Amounts for 1998 are as of December 31, 1998.

6.  DIVIDENDS

         On January 29, 1999, the Company paid a dividend of $.265 per share for the fourth quarter of 1998 which was declared in December 1998 and payable to shareholders of record on December 31, 1998.

         On March 5, 1999, the Company declared a dividend of $.265 per share for the first quarter of 1999 which was paid on April 21, 1999 to shareholders of record on March 31, 1999.

         The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred OP Units which are each entitled to a 9.0% preferred return. Distributions to holders of Convertible Preferred Stock and Convertible Preferred OP Units were approximately $190,000 and $184,000, respectively, during the three months ended March 31, 1999. In April 1999, the Company paid a distribution to the holders of the Convertible Preferred Stock of $450,000.

7.  SUBSEQUENT EVENTS

         On April 7, 1999, the Company acquired a portfolio of 5 warehouse and distribution facilities in Freemont, Ohio which aggregated approximately 515,000 square feet for approximately $12,700,000. These buildings are 100% leased under leases which expire between 1999 and 2014. This acquisition was funded by the Company's Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect in which the Company owns properties on cash flows and values of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of the Properties to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

The following discussion compares the operations and activities of the Company for the three month periods ended March 31, 1999 and 1998 and should be read in conjunction with the accompanying financial statements and notes thereto.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income for the three month period ended March 31, 1999 was $2.0 million and compared with net income of $4.9 million for the same period ended March 31, 1998. This decrease in net income was primarily the result of the $5.6 million reduction in gains from the sales of assets as compared to the same period in 1998. This reduction in gains from asset sales was offset by increases in net operating income in 1999 as a result of property acquisitions.

Revenues for the three month period ended March 31, 1999 increased to $18.0 million as compared with $5.7 million for the same period in 1998, respectively, primarily as a result of property acquisitions.

Operating expenses increased by approximately $10.4 million for the three month period ended March 31, 1999 over the same period in 1998. This overall increase is a result of property acquisitions and is primarily the result of increases in depreciation and interest expense associated with the increase in the Company's net investment in real estate and mortgage debt from $208.8 million and $118.3 million at March 31, 1998, respectively, to $537.2 million and $346.7 million respectively, at March 31, 1999. General and administrative expenses increased for the three month period ended March 31, 1999 in comparison to the same period last year as a result of: a $200,000 increase in expense for certain Company expenses which were previously paid by the Management Company, $68,000 of costs related to the amortization of restricted stock awards granted in December 1998 and other increases in costs which resulted from the growth of the Company.

Equity in losses from investments increased by $324,000 as a result of the operating losses incurred by the Management Company. These operating losses are the result of increased payroll and associated costs for additional employees necessary to manage the growth in the number of Properties owned by the Company.

Property level operating income for the three month periods ended March 31, 1999 and 1998 for the Properties owned since January 1, 1998 (the "Same Store Properties") increased to approximately $2.9 million from $2.8 million, respectively. This increase of approximately 3.3% is primarily due to increases in rental rates and increases in occupancy in the Same Store Properties. Operating expenses for these properties increased primarily as a result of increased snow removal costs in 1999. The Same Store Properties consist of 20 properties which aggregate approximately 1.9 million square feet.

Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three month periods ended March 31, 1999 and 1998.


                                                        1999           1998
                                                     ----------     ----------
Revenue
   Rental revenue                                    $3,090,172     $2,932,235
   Tenant reimbursement and other                       334,958        355,715
                                                     ----------     ----------
   Total revenue                                     $3,425,130     $3,287,950
                                                     ----------     ----------
                                                     ----------     ----------
Operating Expenses
   Property operating expenses                          373,038        335,500
   Real estate taxes                                    205,045        195,988
                                                     ----------     ----------
   Total operating expenses                             578,083        531,488
                                                     ----------     ----------
Net Operating Income                                 $2,847,047     $2,756,462
                                                     ----------     ----------
                                                     ----------     ----------
Occupancy at March 31                                    97.95%         96.13%
                                                         ------         ------


BUSINESS SEGMENTS

Revenue and property net operating income in both the industrial and office properties segments increased significantly in the three month period ended March 31, 1999 as compared to the prior year as a result of the property acquisitions consummated in 1998. Revenue and property net operating income in the multifamily property segment decreased as a result of the sales of these assets in 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

During the three months ended March 31, 1999, the Company generated $6.6 million in cash flow from operating activities as compared to cash flow generated of $2.2 million during the same period in 1998. This increase in operating cash flow is a result of the cash flow generated from the various acquisitions consummated by the Company during 1998.

Cash used in investing activities in the three months ended March 31, 1999 was $3.4 million as compared to $46.8 million of cash used during the same period in 1998. The decrease in cash used was primarily a result of the decreased level of acquisition activity in 1999 as compared to the same period in 1998. Cash used in financing activities was $3.4 million in 1999 as compared to $29.8 million of cash generated from financing activities in the same period in 1998. The primary sources of the cash generated from financing activities in 1998 were related to mortgage notes utilized to fund property acquisitions during the first quarter of 1998.

CAPITALIZATION

As of March 31, 1999, the Company had $346.7 million of mortgage debt outstanding. This mortgage debt matures between 2000 and 2022. The Company's Credit Facility provides for borrowings up to $150 million and bears interest at a variable rate equal to 30, 60 or 90-day Eurodollar or LIBOR rate plus 1.625% per annum. As of March 31, 1999, the Company had $125.4 million outstanding under the Credit Facility. The Company's weighted average interest rate was approximately 7.43% at March 31, 1999. The Company's market capitalization and debt-to-market capitalization ratios were $586.1 million and 59.1% respectively, as of May 12, 1999 based upon the closing price of the Company's common stock of $14.625 per share as of that date.

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

The Company expects to meet long-term liquidity requirements including property acquisitions, debt maturities, major renovations, expansions and other non-recurring capital improvements through its Credit Facility, the assumption of additional indebtedness, additional term debt and the issuance of additional equity securities. In July 1998, the Company filed with the Securities and Exchange Commission a shelf registration statement under which the Company from time to time may issue Common Stock, Preferred Stock and depository shares representing Preferred Stock with an aggregate value of up to $500 million.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. The Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds available for distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments; amortization of debt premiums and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions; and increased by amortization of deferred of financing costs and amortization of restricted stock awards.

         FFO, FAD and cash flows for the three month periods ended March 31, 1999 and 1998 are summarized in the following table (in thousands, except per share data):


                                                                                     For Three Months Ended
                                                                                            March 31,
                                                                                 ----------------------------
                                                                                      1999            1998
                                                                                    ---------       ---------
                                                                                   (unaudited)     (unaudited)
Net income before distributions to preferred unitholders and income allocated to preferred shareholders and minority interest of
  unitholders in Operating Partnership                                             $    4,477      $    8,510
(Less) Plus:
  Gains on sales of assets                                                             (1,284)         (6,880)
  Depreciation and amortization related to real estate                                  3,292             932
  Equity in loss from equity method investments                                           486             162
  FFO contribution from equity investments                                               (444)           (120)
  Other adjustments                                                                        62              53
                                                                                  ------------     -----------
  Funds from Operations                                                           $     6,589      $    2,657
                                                                                  ------------     -----------
(Less) Plus:
  Rental income from straight-line rents                                                 (320)           (190)
  Amortization of deferred financing costs                                                338              27
  Amortization of restricted stock awards                                                  68              --
  Amortization of debt premiums                                                          (212)            (18)
  Building improvements                                                                   (54)            (40)
  Tenant improvements - second generation                                                (228)             --
  Leasing commissions - second generation                                                (211)            (43)
                                                                                  ------------     -----------
Funds available for distribution                                                        5,970           2,393
                                                                                  ------------     -----------
Cash flow from operating activities                                               $     6,377      $    2,238
Cash flow from investing activities                                                    (3,480)        (46,797)
Cash flow from financing activities                                                    (3,108)         29,881
                                                                                  ------------     -----------

Net decrease in cash                                                              $      (211)     $  (14,678)
                                                                                  ------------     -----------
                                                                                  ------------     -----------

Weighted average number of common and preferred shares and units - diluted (1)     16,173,923       9,802,235
                                                                                  ------------     -----------
                                                                                  ------------     -----------


(1) Includes the shares of Convertible Preferred Stock and Convertible Preferred OP Units issuable assuming conversion at $16.50 per share and unit.

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

         3. Analysis of critical systems and evaluation of the costs to repair or replace those systems. Repair or replacement of these systems and testing of the systems.

                                     STATUS

         The Company is in process of compiling a complete inventory of systems which are impacted by Year 2000 concerns. The Company's accounting and property management systems are either already Year 2000 compliant or will be upgraded at an immaterial cost to the Company by the third party vendor who developed the software. Based upon recent discussions with the vendor, the Company anticipates that these upgrades will be completed during the third quarter of 1999. All of the Company's desktop and network systems are believed to be Year 2000 compliant. Currently, the Company is reviewing and will continue to review and inventory its buildings operating systems to determine whether they are compliant. The Company anticipates that this assessment will be complete by June 30, 1999 and the implementation of any required corrective measures will be completed by September 30, 1999. Based upon the current status of this assessment, the Company does not believe a material number of these systems will be non-compliant.

         The Company is exposed to the risk that its vendors or service providers could experience Year 2000 problems that, in turn, impact their ability to deliver products or services to the Company. This is not considered to be a significant risk for suppliers of goods, due to the availability of alternative suppliers, however, the disruption of certain services, such as utilities could have a material impact on the Company's operations. The Company is not currently aware of any vendor or service provider Year 2000 issue which management believes would have a material adverse impact on the Company's ability to operate its properties. The inability of vendors or service providers to be Year 2000 compliant could have an adverse impact on the Company, the effect of which is not determinable at this time.

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

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

         During the three month period ended March 31, 1999, and through May 12, 1999, the Company filed the following:

         (i) a Current Report on Form 8-K dated December 24, 1998 was filed on January 8, 1999 (reporting under Items 2,5 and 7) regarding the acquisition of seven industrial properties totaling 2,395,198 square feet for approximately $49.6 million. Additionally, the Company reported the completion of a private placement of 800,000 shares of its Series A Convertible Preferred Stock to AEW Targeted Securities Fund, L.P. an investment partnership managed by AEW Capital Management, L.P.

         (ii) a Current Report on Form 8-K/A dated October 30, 1998, was filed on January 13, 1999 (reporting under Item 5 and amending Item 7 as originally filed) regarding the Company's acquisition of the Chambersburg Properties, the Browning Investment Portfolio, and the Brashier Portfolio which were consummated on October 30, 1998, December 5, 1998 and on December 24, 1998, respectively, which were previously reported on Form 8-K. Such Form 8-K/A also included pro forma information regarding the Company's private placement on December 24, 1998 with AEW Targeted Securities
              Fund, L.P.

                            SIGNATURES OF REGISTRANT

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN REAL ESTATE
                                       INVESTMENT CORPORATION

Date: May 17, 1999                     By:  /s/ Jeffrey E. Kelter
                                          -------------------------------------
                                          Jeffrey E. Kelter
                                          President and Chief Executive Officer


Date: May 17, 1999                     By:  /s/ Timothy A. Peterson
                                          -------------------------------------
                                          Timothy A. Peterson
                                          Executive Vice President, Chief
                                          Financial Officer and Secretary


Date: May 17, 1999                     By:  /s/ Timothy E. McKenna
                                          -------------------------------------
                                          Timothy E. McKenna
                                          Treasurer
                                          (Principal Accounting Officer)