Form 10-Q
period 1999-06-30
AMERICAN REAL ESTATE INVESTMENT CORP
filed 1999-08-16
CIK 906113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1999
                                        -------------

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from
                                        ------------------------------------
         to
            ------------------

Commission file number    1-12514

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

             MARYLAND                                            84-1246585
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                            Identification No.)

    620 WEST GERMANTOWN PIKE, SUITE 200, PLYMOUTH MEETING, PENNSYLVANIA 19462
                    (Address of principal executive offices)

                                 (610) 834-7950
                         (Registrant's telephone number)



--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)








     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     A total of 7,501,558 Common Shares of the Registrant's common equity were outstanding as of August 13, 1999.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                        INDEX



                                                                                             Page
                                                                                            Number
                                                                                            ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1999                                    3
              (unaudited) and December 31, 1998

              Condensed Consolidated Statements of Operations (unaudited)                        4
              for the three months and six months ended June 30, 1999
              and 1998

              Consolidated Statements of Cash Flows (unaudited)                                  5
              for the six months ended June 30, 1999 and 1998

              Notes to Consolidated Financial Statements                                         7

Item 2.       Management's Discussion and Analysis of Financial                                 17
              Condition and Results of Operations

PART II.      OTHER INFORMATION

Items 1 through 6                                                                               23

SIGNATURES                                                                                      24

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)


                              ASSETS                                    June 30, 1999           December 31, 1998
                              ------                             ---------------------     ----------------------
                                                                         (unaudited)
INVESTMENT IN REAL ESTATE:
     Land and land improvements                                      $       96,231           $        92,243
     Buildings and improvements                                             465,243                   440,680
     Assets held for sale                                                       ---                     8,239
     Construction-in-progress                                                 1,964                       ---
     Investment in direct financing lease                                     1,584                     1,707
                                                                    ---------------           ---------------
                                                                            565,022                   542,869
     Less- accumulated depreciation                                         (13,298)                   (6,867)
                                                                    ----------------          ----------------

              Total investment in real estate, net                          551,724                   536,002
CASH AND CASH EQUIVALENTS                                                     1,791                     3,247
RESTRICTED CASH AND CASH ESCROWS                                              3,628                     2,100
ACCOUNTS RECEIVABLE, including straight-line rent receivables of              3,747                     2,007
     $1,833 and $1,282 in 1999 and 1998, respectively
DEFERRED FINANCING COSTS ,net of accumulated                                  6,853                     6,154
     amortization of $1,290 and $616 in 1999 and 1998,
     respectively
DEFERRED LEASING COSTS, net of accumulated                                    2,162                     1,614
     amortization of $394 and $149 in 1999 and 1998,
     respectively
INVESTMENT IN AMERICAN REAL ESTATE                                            4,329                     5,207
     MANAGEMENT  INC., at equity
OTHER ASSETS                                                                  1,967                     3,035
                                                                    ---------------           ---------------
              Total assets                                           $      576,201           $       559,366
                                                                    ---------------           ---------------
                                                                    ---------------           ---------------
               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility,           $      361,297           $       346,105
         including unamortized premium on assumed indebtedness of
         $3,181 and $3,542 in 1999 and 1998, respectively.
     Accounts payable                                                         1,659                       968
     Dividends and distributions payable                                      4,581                     3,713
     Accrued interest payable                                                 1,333                       662
     Accrued leasing commissions                                                733                       895
     Accrued expenses and other liabilities                                   1,392                     1,782
     Deferred rent revenue                                                    2,096                     1,534
     Security deposits                                                          592                       566
                                                                    ---------------           ---------------
              Total liabilities                                             373,683                   356,225
MINORITY INTEREST, 7,033,039 and 6,988,542 units outstanding in
     1999 and 1998, respectively                                             88,185                    88,205
                                                                    ---------------           ---------------
CONVERTIBLE PREFFERRED UNITS, Series A; $.001 par value; 300,000
     units outstanding; liquidation preference of $25 per unit                7,500                     7,500
                                                                    ---------------           ---------------
SHAREHOLDERS' EQUITY:
     Convertible preferred stock, Series A, $.001 par value;                      1                         1
         800,000 shares authorized, issued, and outstanding;
         liquidation preference of $25 per share
     Common stock, $.001 par value; 65,000,000 authorized;                        8                         7
         7,501,558 and 7,391,765 shares issued and outstanding,
         respectively
     Warrants                                                                   685                       685
     Additional paid-in capital                                             104,272                   104,324
     Cumulative net income                                                   17,912                    14,292
     Cumulative dividends                                                   (16,045)                  (11,873)
                                                                    ----------------          ----------------
              Total shareholders' equity                                    106,833                   107,436
                                                                    ---------------           ---------------
              Total liabilities and shareholders' equity             $      576,201           $       559,366
                                                                    ---------------           ---------------
                                                                    ---------------           ---------------


 The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                     Three months ended               Six months ended
                                                                           June 30                         June 30
                                                                ------------------------------  ------------------------------
                                                                     1999           1998            1999            1998
                                                                     ----           ----            ----            ----
REVENUE:
     Rent                                                        $    16,674     $      7,027     $    32,976    $    12,290
     Reimbursement revenue and other income                            1,775              967           3,506          1,445
                                                                 -----------     ------------     -----------    -----------
         Total revenue                                                18,449            7,994          36,482         13,735
                                                                 -----------     ------------     -----------    -----------

OPERATING EXPENSES:
     Property operating expenses                                       3,579            1,423           7,581          2,365
     General and administrative                                          998               71           1,611            231
     Depreciation and amortization                                     3,587            1,333           6,879          2,265
     Interest expense                                                  6,701            2,918          13,148          4,833
                                                                 -----------     ------------     -----------    -----------
         Total operating expenses                                     14,865            5,745          29,219          9,694
                                                                 -----------     ------------     -----------    -----------

Income before equity in losses from equity method investments, gains on sales of assets, distributions to preferred
     unitholders and income allocated to preferred
     shareholders, and minority interest of unitholders in
     Operating Partnership                                             3,584            2,249           7,263          4,041
Equity in losses from equity method investments                           (4)            (299)           (490)          (461)
Gain on sales of assets                                                   --            5,072           1,284         11,952
                                                                 -----------     ------------     -----------    -----------
Income before distributions to preferred unitholders and               3,580            7,022           8,057         15,532
     income allocated to preferred shareholders, and minority
     interest of unitholders in Operating Partnership
Distributions to preferred unitholders                                  (168)             ---            (337)           ---
                                                                 -----------     ------------     -----------    -----------
Income before minority interest of unitholders in Operating            3,412            7,022           7,720         15,532
     Partnership and income allocated to preferred shareholders
Minority interest of unitholders in Operating Partnership             (1,387)          (3,403)         (3,200)        (7,020)
                                                                 -----------     ------------     -----------    -----------
NET INCOME                                                             2,025            3,619           4,520          8,512
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS                              (450)             ---            (900)           ---
                                                                 -----------     ------------     -----------    -----------

INCOME ALLOCATED TO COMMON SHAREHOLDERS                          $     1,575     $      3,619     $     3,620    $     8,512
                                                                 -----------     ------------     -----------    -----------
                                                                 -----------     ------------     -----------    -----------

BASIC EARNINGS PER COMMON SHARE                                  $      0.21     $       0.66     $      0.49    $      1.56
                                                                 -----------     ------------     -----------    -----------
                                                                 -----------     ------------     -----------    -----------

WEIGHTED AVERAGE COMMON SHARES - BASIC                             7,472,560        5,492,817       7,432,909      5,459,153
                                                                 -----------     ------------     -----------    -----------
                                                                 -----------     ------------     -----------    -----------

DILUTED EARNINGS PER COMMON SHARE                                $      0.20     $       0.66     $      0.47    $      1.51
                                                                 -----------     ------------     -----------    -----------
                                                                 -----------     ------------     -----------    -----------

WEIGHTED AVERAGE COMMON SHARES - DILUTED                          14,672,736       10,707,944      14,588,622     10,294,244
                                                                 -----------     ------------     -----------    -----------
                                                                 -----------     ------------     -----------    -----------


 The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                        -----------------------------------------
                                                                               1999                  1998
                                                                        -----------------     -----------
OPERATING ACTIVITIES:
     Net income allocated to common shareholders                         $           3,620      $        8,512
     Adjustments to reconcile net income allocated to common
     shareholders to net cash provided by operating activities-
              Depreciation and amortization                                          7,553               2,411
              Amortization of debt premiums                                           (361)                ---
              Gains on sales of assets                                              (1,284)            (11,952)
              Equity in losses from equity
                  method investments                                                   490                 461
              Minority interest allocation                                           3,200               7,020
              Preferred shareholders and unitholders allocations                     1,237                 ---
              Decrease in investment in direct financing lease                         123                 106
              Increase in straight-line rent receivable                               (551)               (422)
              Cash provided by (used in) operating activities --
                  Restricted cash                                                   (1,528)                334
                  Accounts receivable                                               (1,189)               (851)
                  Other assets                                                       1,068              (1,079)
                  Accounts payable, accrued expenses, and
                    other liabilities                                                  301                 289
                  Accrued interest payable                                             671                (305)
                  Deferred rent revenue                                                562                 518
                  Accrued leasing commissions                                         (162)                (83)
                  Security deposits                                                     26                 (40)
                                                                         -----------------      ---------------
              Net cash provided by operating activities                             13,776               4,919
                                                                         -----------------      --------------

INVESTING ACTIVITIES:
     Properties and real estate investments acquired                               (28,817)           (105,733)
     Payments from (advances to) American Real Estate Management Inc.                  388                (922)
     Capital expenditures                                                           (1,176)               (316)
     Payment of leasing commissions                                                   (849)                (77)
     Decrease in cash escrows from deferred exchanges                                  ---               3,764
     Proceeds from sales of assets, net                                              9,538              24,956
                                                                         -----------------      --------------
              Net cash used in investing activities                                (20,916)            (78,328)
                                                                         ------------------     ---------------

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

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                   (CONTINUED)



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                            -------------------------------------
                                                                                   1999               1998
                                                                            -----------------  -----------

FINANCING ACTIVITIES:
     Issuance of common stock for stock options exercised                               22                385
     Dividends paid on Common Stock                                                 (3,918)            (2,410)
     Dividends and distributions paid on Convertible Preferred
         Stock and Convertible Preferred OP Units                                     (993)               ---
     Distributions paid on OP Units                                                 (3,605)            (2,049)
     Proceeds from mortgage notes payable                                            2,350             60,322
     Payment of deferred financing costs                                            (1,373)            (1,949)
     Net proceeds from Credit Facility                                              14,669             56,230
     Repayment of mortgage notes                                                    (1,468)           (40,938)
                                                                            ---------------    ---------------

     Net cash provided by financing activities                                       5,684             69,591
                                                                            --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,456)            (3,818)

CASH AND CASH EQUIVALENTS, beginning of period                                       3,247             17,672
                                                                            --------------     --------------

CASH AND CASH EQUIVALENTS, end of period                                    $        1,791     $       13,854
                                                                            ---------------    ---------------
                                                                            ---------------    ---------------

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:

         Cash paid for interest                                             $       12,163     $        4,992
                                                                            ---------------    ---------------
                                                                            ---------------    ---------------




 The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999



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

         As of August 11, 1999, the Company owns 71 industrial and 34 office properties aggregating 10.6 million square feet and 2.3 million square feet, respectively, and an investment in a direct financing lease (the "Properties"). The Properties are located in Eastern Pennsylvania, New York State, Northern New Jersey, Ohio, Indianapolis, Indiana and Greenville and Spartanburg, South Carolina and contain an aggregate of approximately 13.0 million square feet which have an overall occupancy of 98.6%. The Company conducts all of its service operations, including leasing, property management and other services through American Real Estate Management Inc. (the "Management Company") an equity investee of American Real Estate Investment, L.P. (the "Operating Partnership"), which was acquired in the Reorganization.


2.   GENERAL:


     BASIS OF PRESENTATION

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to fairly present the financial position of the Company as of June 30, 1999 and the results of its operations for the three months and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


     PRINCIPLES OF CONSOLIDATION

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 53% at June 30, 1999. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly owned subsidiaries and their operations for the six month periods ended June 30, 1999 and 1998 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     EQUITY METHOD INVESTMENTS

         The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture to develop 457 acres of land in Indianapolis, Indiana. At June 30, 1999, the Company has an investment of approximately $617,000 in this joint venture which is included in other assets in the accompanying financial statements.

     IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 requires that changes in the derivatives fair value be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At June 30, 1999, the Company does not have any investments in derivative products, as a result, the impact of adopting SFAS No. 133, is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2001.

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

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six month periods ended June 30 (dollars in thousands except for share and per share information):


                                                                  1999                               1998
                                                     -------------------------------    --------------------------------
                                                         BASIC          DILUTED              BASIC          DILUTED
FOR THE THREE MONTH PERIOD ENDED JUNE 30,
Net income                                           $       1,575  $       1,575       $      3,619     $       3,619
Add:  Minority interest allocation                             ---          1,387                ---             3,403
                                                     -------------  -------------       ------------     -------------
                                                     $       1,575  $       2,962       $      3,619     $       7,022
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

Weighted average number of shares outstanding            7,472,560      7,472,560          5,492,817         5,492,817
Stock equivalents (1) (2):
                  Options and warrants                         ---        182,289                ---           301,057
                  Convertible OP Units                         ---      7,017,887                ---         4,914,070
                                                     -------------  -------------       ------------     -------------
                                                         7,472,560     14,672,736          5,492,817        10,707,944
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

Earnings Per Share                                   $        0.21  $        0.20       $       0.66     $        0.66
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

FOR THE SIX MONTH PERIOD ENDED JUNE 30,                           1999                               1998
---------------------------------------
                                                     -------------------------------    --------------------------------
Net income                                           $       3,620  $       3,620       $      8,512     $       8,512
Add:  Minority interest allocation                             ---          3,200                ---             7,020
                                                     -------------  -------------       ------------     -------------
                                                     $       3,620  $       6,820       $      8,512     $      15,532
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

Weighted average number of shares outstanding            7,432,909      7,432,909          5,459,153         5,459,153
Stock equivalents (1)(2):
                  Options and Warrants                         ---        152,418                ---           284,269
                  Convertible OP Units                         ---      7,003,295                ---         4,550,822
                                                     -------------  -------------       ------------     -------------
                                                         7,432,909     14,588,622          5,459,153        10,294,244
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

Earnings per Share                                   $        0.49  $        0.47       $       1.56     $        1.51
                                                     -------------  -------------       ------------     -------------
                                                     -------------  -------------       ------------     -------------

(1) Excludes Convertible Preferred Stock and Convertible Preferred OP Units as these instruments were anti-dilutive at June 30, 1999.
(2)      Computed in accordance with the treasury stock method.

RECLASSIFICATIONS

Certain amounts in the June 30, 1998 financial statements have been reclassified in order to conform with the June 30, 1999 presentation.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

         1999 TRANSACTIONS

         During the six month period ended June 30, 1999 the Company consummated the following transactions:

- In May 1999, the Company acquired a 39,252 square foot warehouse/office facility in Indianapolis, Indiana for $3.6 million. The purchase was funded by the proceeds of a $2.3 million mortgage note, $779,000 in OP Units at $17.50 and cash of approximately $500,000. The Company had agreed to acquire this building as a result of the acquisition with Browning Investments which was closed in December 1998.

- In April 1999, the Company acquired a portfolio of five warehouse and distribution facilitites in Freemont, Ohio which aggregated approximately 515,000 square feet for approximately $12.7 million. This acquisition was funded by the Credit Facility.

- In February, 1999 the Company acquired 7.4 acres of land in Allentown, Pennsylvania for $1.6 million. This land will be utilized to construct an 80,000 square foot office building of which 66,000 square feet will be leased to Aetna US Healthcare.

- On March 26, 1999 the Company consummated the sale of Urban Farms Shopping Center located in Franklin Lakes, New Jersey for approximately $10.0 million. This acquisition was funded by the Credit Facility. This sale resulted in a gain of approximately $1.3 million. The net proceeds of this transaction were reinvested in the acquisition described below.

- On March 26, 1999, the Company acquired a 303,000 square foot industrial building in Duncan, South Carolina for approximately $9.5 million. This building was constructed in 1998 and 100% leased to BMG Music, a subsidiary of Bertelsmann AG, through August 2003. This purchase was funded through the Company's Credit Facility and the net proceeds from the sale of Urban Farms Shopping Center.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


         1998 TRANSACTIONS

         - During 1998, the Company acquired 78 properties (24 office properties and 54 industrial properties) which contained an aggregate of approximately 9.9 million square feet (1.5 million square feet of office and 8.4 million square feet of industrial) for an aggregate purchase price of approximately $418 million. Consideration for these acquisitions consisted of cash of $300 million, $49 million of debt assumed (including debt premiums of $3.8 million), approximately $51 million in units of limited partnership interest ("OP Units") in the Operating Partnership, issued at prices ranging from $16.50 to $17.50 per unit,$7.5 million in Convertible Preferred OP Units and the issuance of $11.0 million of Common Stock. The 300,000 Convertible Preferred OP Units issued are convertible into Common Stock at $16.50 and require a quarterly guaranteed payment at the annual rate of 9%. These Convertible Preferred OP Units are redeemable by the Company at par at any time.

         - The Company sold the two remaining multi-family properties (Americana Lakewood Apartments and Quadrangles Village Apartments) in January and June, 1998, respectively, which generated net proceeds of approximately $41.0 million and gains of $11.9 million. The net proceeds from these asset sales were reinvested in industrial and office acquisitions in 1998.

PRO FORMA OPERATING RESULTS

Assuming the completion of acquisitions and dispositions which occurred in 1999, including the acquisition of One Park Place (Note 7), and in fiscal year 1998, and the completion of the private placement offerings in 1998, as of January 1, 1998, pro forma operating results are presented as follows:


                                                                                     (In 000's)
                                                                     ------------------------------------------
                                                                      For Six Months         For Year Ended
                                                                      Ended June 30,           December 31,
                                                                           1999                   1998
                                                                     ------------------    --------------------
Total revenue                                                            $39,463                $78,829
Operating income (1)                                                       5,997                 13,298
Minority interest                                                          2,902                  6,435

Net income allocated to common shareholders                              $ 3,095                $ 6,863
                                                                     ------------------    --------------------
                                                                     ------------------    --------------------

Earnings per share
         Basic                                                             $.42                   $.92
                                                                           -----                  -----
                                                                           -----                  -----
         Diluted                                                           $.41                   $.90
                                                                           -----                  -----
                                                                           -----                  -----


(1) Net of $7,299 and $13,737 in depreciation expense for the six-month period ended June 30, 1999 and the year ended December 31, 1998, respectively.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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


4. INDEBTEDNESS

REVOLVING CREDIT FACILITY

         On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). At June 30, 1999, the Company had $138.5 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 57 properties. Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate equal to a Eurodollar rate plus 1.625% (6.59% at June 30, 1999) or the prime rate, at the Company's option. In addition, a fee of .25% per annum on the unused amount of the Credit Facility is payable quarterly. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 1999 and 1998 for borrowings under the Credit Facility were $131,380,000 and $33,778,000 and 6.6% and 7.26%, respectively. The
Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at June 30, 1999.

On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage the current rate is LIBOR +2.00%. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million.


MORTGAGE NOTES

Mortgages notes of $219.6 million encumbered 46 of the properties as of June 30 1999. At June 30, 1999, interest rates on the mortgage loans ranged from fixed rates of 7.03% to 9.75%. Mortgage notes had weighted average interest rates of 7.74% and 7.75% at June 30, 1999 and 1998, respectively. The maturities for these notes range from September 2000 through October 2022. The weighted average maturity was 7.6 years at June 30, 1999.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


5. SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. The Company considers its reportable segments to be office, industrial, multifamily and other. At June 30, 1999, the other properties segment consists of an investment in a direct financing lease and Urban Farms Shopping Center which was sold in March 1999. Summarized financial information concerning the Company's reportable segments is shown in the following table as of the three and six months ended June 30, 1999 and 1998, unless otherwise noted.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


                                                                                 (IN 000'S)
                                             ---------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                             ---------------------------------------------------------------------------------
BUSINESS SEGMENTS                                   1999                 1998                1999                1998
-----------------                                   ----                 ----                ----                ----

REVENUES
Industrial properties                           $        10,011     $          3,935    $        19,399     $         6,482
Office properties                                         8,273                2,818             16,489               4,479
Multifamily properties                                      ---                  791                ---               1,784
Other properties                                             90                  415                487                 835
Other (1)                                                    75                   35                107                 155
                                                ---------------     ----------------    ---------------     ---------------
                                                $        18,449     $          7,994    $        36,482     $        13,735
                                                ---------------     ----------------    ---------------     ---------------
                                                ---------------     ----------------    ---------------     ---------------
PROPERTY OPERATING INCOME
Industrial properties                           $         6,704     $          2,687    $        12,892     $         4,430
Office properties                                         4,419                1,781              8,681               2,864
Multifamily properties                                      ---                  468                ---               1,141
Other properties                                             85                  267                342                 525
                                                ---------------     ----------------    ---------------     ---------------
                                                $        11,208     $          5,203    $        21,915     $         8,960
                                                ---------------     ----------------    ---------------     ---------------
                                                ---------------     ----------------    ---------------     ---------------
CAPITAL EXPENDITURES
Industrial properties                           $           165     $              2    $           316     $             2
Office properties                                           495                   92                860                 274
Multifamily properties                                      ---                  ---                ---                  40
Other properties                                            ---                  ---                ---                 ---
                                                ---------------     ----------------    ---------------     ---------------
                                                $           660     $             94    $         1,176     $           316
                                                ---------------     ----------------    ---------------     ---------------
                                                ---------------     ----------------    ---------------     ---------------
DEPRECIATION AND AMORTIZATION EXPENSE
Industrial properties                           $         2,093     $            793    $         4,028     $         1,347
Office properties                                         1,494                  494              2,851                 826
Multifamily properties                                      ---                  ---                ---                 ---
Other properties                                            ---                   46                ---                  92
                                                ---------------     ----------------    ---------------     ---------------
                                                $         3,587     $          1,333    $         6,879     $         2,265
                                                ---------------     ----------------    ---------------     ---------------
                                                ---------------     ----------------    ---------------     ---------------
INVESTMENT IN REAL ESTATE, At Cost (2)
Industrial properties                                                                   $       338,831     $       311,273
Office properties                                                                               224,607             221,650
Other properties                                                                                  1,584               9,946
                                                                                        ---------------     ---------------
                                                                                        $       565,022     $       542,869
                                                                                        ---------------     ---------------
                                                                                        ---------------     ---------------

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


         The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three and six month periods ended June 30:


                                                                                    (IN 000'S)
                                                      -------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                      ------------------------------------ ------------------------------------
                                                            1999              1998               1999              1998
                                                            ----              ----               ----              ----
Segment property operating income as shown above       $       11,208    $        5,203     $      21,915     $       8,960
General and administrative expense                               (998)              (71)           (1,611)             (231)
Interest expense                                               (6,701)           (2,918)          (13,148)           (4,843)
Other income (1)                                                    75               35               107               155
                                                        --------------    --------------     -------------     -------------
Income before equity in losses from equity
   method investments, gains on sales of assets,
   distributions to preferred unitholders and
   income allocated to preferred shareholders,
   and minority interest of unitholders in
   Operating Partnership
                                                        $        3,584    $        2,249     $       7,263     $       4,041
                                                        --------------    --------------     -------------     -------------
                                                        --------------    --------------     -------------     -------------




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

         On June 4, 1999, the Company declared a dividend of $.295 per share for the second quarter of 1999 which was paid on July 21, 1999 to shareholders of record on June 30, 1999.

         The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred OP Units which are each entitled to a 9.0% preferred return. Distributions accrued to holders of Convertible Preferred Stock and Convertible Preferred OP Units were approximately $450 and $169, and $900 and $338, respectively, during the three and six months ended June 30, 1999. In July 1999, the Company paid a distribution to the holders of the Convertible Preferred Stock of $450.

7. SUBSEQUENT EVENTS

In July 1999, the Company acquired One Park Place, a 290,278 square foot office building in Syracuse, New York, for approximately $22.5 million. The Company issued $11.3 million of

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

Convertible Preferred OP Units, assumed $10.4 million of existing debt and paid the remaining consideration in cash. The Convertible Preferred OP Units have a conversion price of $16.50 and are entitled to a 9% preferred return. This acquisition was the Company's final obligation related to a portfolio acquisition which closed in August 1998.

         On August 6, 1999, the Company signed a definitive agreement to acquire certain entities owning real property from Reckson Morris Industrial Trust, Reckson Operating Partnership, L.P., (both are affiliates of Reckson Associates Realty Corporation), and Robert Morris, Joseph Morris and certain other related entities pursuant to a Contribution and Exchange Agreement (the "Contribution Agreement"). Pursuant to the Contribution Agreement, entities owning 28 industrial facilities located in New Jersey, which aggregate approximately 6.1 million square feet, will be contributed to the Company in exchange for approximately $284 million of preferred and common stock of the Company, preferred units of the Operating Partnership, cash and the assumption of approximately $16.5 of existing mortgage debt. The transaction also includes the purchase of 111 acres of land as well as definitive options for approximately 250 acres of land which in aggregate will support approximately 4.5 million square feet of future development. The cash consideration will be funded by a $98 million mortgage loan from an institutional lender with a six year term and a fixed rate of 7.45%, and other equity to be raised by the Company. The transaction is scheduled to close in three stages, subject to the satisfaction of certain customary closing conditions, with the first stage projected to close in September
1999 which will include 22 buildings representing approximately 3.9 million square feet. The second and third stages, each comprised of three buildings containing approximately 1.1 million square feet, are scheduled to close by April 30, 2000.

                   AMERICAN REAL ESTATE INVESTMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market areas in which the Company conducts business on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of the Properties to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

The following discussion compares the operations and activities of the Company for the three and six month periods ended June 30, 1999 and 1998 and should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30,1999 AND 1998

Net income for the three and six month periods ended June 30,1999 and 1998 was $1.6 million and $3.6 million as compared with net income of $3.6 million and $8.5 million for the same periods ended June 30, 1998. These decreases in net income were primarily the result of $5.1 million and $6.9 million in gains from the sales of assets in 1998, as compared to the same period in 1998. These gains from asset sales in 1998 were offset by increases in net operating income in 1999 as a result of property acquisitions. At June 30, 1998, the Company owned 49 properties aggregating 5.7 million square feet. At June 30, 1999, the Company owned 105 properties aggregating 12.7 square feet. Net income for the three and six months ended June 30, 1999, excluding the impact of the asset sales in 1998, would have been $1.6 million and $2.9 million, respectively, as compared to $1.0 million and $1.9 million for the same periods in 1998, respectively.

Revenues for the three and six month periods ended June 30, 1999 increased to $18.4 million and $36.5 million as compared with $7.9 million and $13.7 million for the same periods in 1998, respectively, as a result of property acquisitions.

Operating expenses increased by approximately $9.1 million and $19.5 million for the three and six month periods ended June 30, 1999 over the same periods in 1998. This overall increase is a result of property acquisitions and is primarily the result of increases in depreciation and interest expense associated with the increase in the Company's net investment in real estate and related mortgage debt from $265.2 million and $162.1 million at June 30, 1998, respectively, to $551.7 million and $361.3 million respectively, at June 30, 1999. General and administrative expenses increased for the three and six month periods ended June 30, 1999 in comparison to the same periods last year as a result of: increases in expense for certain Company expenses which were previously paid by the Management Company, costs related to the amortization of restricted stock awards granted in December 1998 and other increases in payroll costs which resulted from the growth of the Company.

Equity in losses from equity method investments decreased by $295 in the three months ended June 30, 1999 as compared to the same period in 1998 as a result of a reduction in operating losses incurred by the Management Company. This reduction in Management Company operating losses is a result of the allocation of certain payroll and other costs in 1999 to the operating partnership. These costs were incurred in 1998 by the Management Company.

Property level operating income for the three and six month periods ended June 30, 1999 and 1998 for the Properties owned since January 1, 1998 (the "Same Store Properties") increased to approximately $2.9 million and $5.8 million, respectively, from $2.7 million and $5.5 million in the same periods of 1998. These increases are primarily due to increases in rental rates and increases in occupancy in the Same Store Properties. Operating expenses for these properties in the three month period ended June 30, 1998 decreased as a result of focused cost management and cost reductions in repair and maintenance expenses. Operating expenses increased less than 1% for the six month period ended June 30, 1999, as the reductions in repairs and maintenance expenses in the second quarter was offset increased operating expenses in the first quarter as a result of higher snow removal costs in 1999. The Same Store Properties consist of 20 properties which aggregate approximately 1.9 million square feet. Same Store Properties represent approximately 20% of property net operating income as of June 30, 1999.

Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three and six month periods ended June 30, 1999 and 1998.


                                                                             (IN 000'S)
                                         -----------------------------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                  JUNE 30,
                                         ----------------------------------------- -----------------------------------------
                                             1999          1998        % CHANGE        1999          1998        % CHANGE
                                             ----          ----        --------        ----          ----        --------
Revenue
     Rental revenue                      $     3,151   $      2,986        5.53 %  $     6,241   $     5,919         5.44 %
     Tenant reimbursement and other              353            367        (3.81)%          688           723        (4.84)%
                                         -----------   ------------  ------------  -----------   -----------   -----------
     Total revenue                       $     3,504   $      3,353        4.50 %  $     6,929   $     6,642         4.32 %
                                         -----------   ------------  ------------  -----------   -----------   -----------
                                         -----------   ------------  ------------  -----------   -----------   -----------
Operating Expenses
     Property operating expenses         $       358   $        402      (10.95)%  $       731   $       738         (.95)%
     Real estate taxes                           200            193        3.63 %          405           389         4.11 %
                                         -----------   ------------  ------------  -----------   -----------   -----------
     Total operating expenses                    558            595       (6.22)%        1,136         1,127          .80 %
                                         -----------   ------------  ------------  -----------   -----------   -----------
Net Operating Income                     $     2,946   $      2,758        6.82 %  $     5,793   $     5,515         5.04 %
                                         -----------   ------------  ------------  -----------   -----------   -----------
                                         -----------   ------------  ------------  -----------   -----------   -----------
Occupancy at June 30                          98.85%         96.88%
                                         -----------   ------------
                                         -----------   ------------

BUSINESS SEGMENTS

Revenue and property net operating income in both the industrial and office properties segments increased significantly in the three and six month periods ended June 30, 1999 as compared to the prior year as a result of the property acquisitions consummated in 1998 and 1999. Revenue and property net operating income in the multifamily and other property segment decreased as a result of the sales of the multifamily assets in 1998 and Urban Farms Shopping Center in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR SIX  MONTHS ENDED JUNE 30, 1999 AND 1998

During the six months ended June 30, 1999, the Company generated $13.7 million in cash flow from operating activities as compared to cash flow generated of $4.9 million during the same period in 1998. This increase in operating cash flow was a result of the cash flow generated from the various acquisitions consummated by the Company during 1998 and 1999.

Cash used in investing activities in the six months ended June 30, 1999 was $20.9 million as compared to $78.3 million of cash used during the same periods in 1998. The decrease in cash used was primarily a result of the decreased level of acquisition activity in 1999 as compared to the same periods in 1998. Cash provided by financing activities was $5.7 million in 1999 as compared to $69.6 million of cash generated from financing activities in the same period in 1998. The primary sources of the cash generated from financing activities in 1998 were related to mortgage notes utilized to fund property acquisitions during the first quarter of 1998.

CAPITALIZATION

As of June 30, 1999, the Company had $361.3 million of mortgage debt outstanding. This mortgage debt matures between 2000 and 2022. The Company's Credit Facility provides for borrowings up to $150 million and bears interest at a variable rate equal to 30, 60 or 90-day Eurodollar or LIBOR rate plus a spread on a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the current rate is LIBOR +2.00%. As of June 30, 1999, the Company had $138.5 million outstanding under the Credit Facility. The Company's weighted average interest rate was approximately 7.4% at June 30, 1999. The Company's market capitalization and debt-to-market capitalization ratio were $619.4 million and 59.9% respectively, as of August 12, 1999 based upon the closing price of the Company's common stock of $14.375 per share as of that date.

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

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. The Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds available for distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments; and non-revenue enhancing capital expenditures and tenant improvements and leasing commissions; and increased by amortization of deferred of financing costs and amortization of restricted stock awards.

         FFO, FAD and cash flows for the three and six month periods ended June 30, 1999 and 1998 are summarized in the following table (in thousands, except per share data):


                                                                 FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                               -------------------------------- -------------------------------
                                                                    1999            1998             1999            1998
                                                                    ----            ----             ----            ----
                                                                (unaudited)      (unaudited)     (unaudited)     (unaudited)
Net income before distributions to preferred unitholders
and income allocated to preferred shareholders and minority
interest of unitholders in Operating Partnership                 $     3,580     $      7,022    $      8,057     $     15,532
(Less) Plus:
         Gains on sales of assets                                        ---           (5,072)         (1,284)         (11,952)
         Depreciation and amortization related to real estate          3,587            1,333           6,879            2,265
         Equity in loss from equity method investments                     4              299             490              461
         FFO contribution from equity investments                         39             (256)           (405)            (376)
         Other adjustments                                                62               53             123              106
                                                                 -----------     ------------    ------------     ------------
         Funds from Operations                                   $     7,272     $      3,379    $     13,860     $      6,036
                                                                 -----------     ------------    ------------     ------------
                                                                 -----------     ------------    ------------     ------------
(Less) Plus:
         Rental income from straight-line rents                         (350)            (232)           (670)            (422)
         Amortization of deferred financing costs                        337              118             675              145
         Amortization of restricted stock awards                          68              ---             136              ---
         Building improvements                                          (260)            (276)           (315)            (316)
         Tenant improvements - second generation                        (432)             (34)           (660)             (77)
         Leasing commissions - second generation                        (480)            (268)           (691)            (311)
                                                                 -----------     ------------    ------------     ------------
Funds Available for Distribution                                       6,155            2,687          12,335            5,055
                                                                 -----------     ------------    ------------     ------------
                                                                 -----------     ------------    ------------     ------------
Cash flow from operating activities                                                                    13,776            4,919
Cash flow from investing activities                                                                   (20,916)         (78,328)
Cash flow from financing activities                                                                     5,684           69,591
                                                                                                 ------------     ------------

Net decrease in cash                                                                             $    (1,456)     $     (3,818)
                                                                                                 ------------     ------------
                                                                                                 ------------     ------------

Weighted average number of common and preferred shares
and units - diluted (1)                                           16,399,402       10,707,944      16,255,288       10,294,244
                                                                 -----------     ------------    ------------     ------------
                                                                 -----------     ------------    ------------     ------------


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

                                     STATUS

         The Company has compiled a complete inventory of systems which are impacted by Year 2000 concerns. The Company's accounting and property management systems are either already Year 2000 compliant or were upgraded by the third party vendor who developed the software at no cost to the Company. All of the Company's desktop and network systems are believed to be Year 2000 compliant. The Company has prepared an inventory of its buildings operating systems to determine whether they are compliant. The implementation of any required corrective measures will be completed by September 30, 1999. Based upon the current status of this assessment, the Company estimates the cost of these corrective measures will be less than $50,000.

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

Based on the current status of the Company's inventory of systems regarding Year 2000 compliance, the Company has concluded it is not necessary to develop a formal contingency plan. The Company will continue to evaluate the need for such a formal plan.

Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the Company's disclosures regarding forward-looking statements on page 17.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 1999, the Company held its Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter                                                              For          Against       Broker         Abstain
------                                                              ---          -------       ------         -------
                                                                                               Non-vote
                                                                                               --------
(A)      Election of Directors
         Jeffrey E. Kelter                                         5,048,406         6,480           ---           ---
         Russell C. Platt                                          4,058,406       996,480           ---           ---
(B)      Proposal to approve the adoption of an Agreement and
         Plan of Merger to effect a change from a Maryland
         Corporation to a Maryland Statutory Real Estate
         Investment Trust                                          4,389,647         5,665           ---       659,574
(C)      Proposal to amend the Articles of Incorporation
         changing the Company name to "Keystone Property
         Trust"                                                    4,380,880        12,065           ---       661,941

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10.1 First Amended and Restated Revolving Credit Agreement among the Company, as the Operating Partnership and the Lenders named therein dated as of June 30, 1999.

         27.      Financial Data Schedule

(b)   Reports on Form 8-K:

None

                            SIGNATURES OF REGISTRANT

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN REAL ESTATE
                             INVESTMENT CORPORATION

Date:      August 13, 1999             By:  /s/ Jeffrey E. Kelter
                                            ---------------------
                                            Jeffrey E. Kelter
                                            President and Chief Executive
                                            Officer


Date:      August 13, 1999             By:  /s/ Timothy A. Peterson
                                            -----------------------
                                            Timothy A. Peterson
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary


Date:      August 13, 1999             By:  /s/ Timothy E. Mckenna
                                            ----------------------
                                            Timothy E. McKenna
                                            Treasurer, Senior Vice President
                                            Finance & Corporate Controller
                                            (Principal Accounting Officer)