Form 10-Q
period 1999-09-30
KEYSTONE PROPERTY TRUST
filed 1999-11-15
CIK 906113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1999

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from_________________ to __________________


Commission file number    1-12514

                             KEYSTONE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                                          84-1246585
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                          Identification No.)

200 FOUR FALLS CORPORATE CENTER, SUITE 208, WEST CONSHOHOCKEN,PENNSYLVANIA 19428
                    (Address of principal executive offices)

                                 (484) 530-1800
                         (Registrant's telephone number)


                             Keystone Property Trust
                    200 Four Falls Corporate Center, Suite 208,
                       West Conshohocken, Pennsylvania 19428
               (Former name, former address and former fiscal year,
                             if changed since last report)








     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----    ----


     A total of 8,292,718 Common Shares of the Registrant's common equity were outstanding as of November 12, 1999.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 1999
              (unaudited) and December 31, 1998                                       3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three months and nine months ended
              September 30, 1999 and 1998                                             4

              Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 1999 and 1998                   5

              Notes to Consolidated Financial Statements                              7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    18

PART II.      OTHER INFORMATION

Items 1 through 6                                                                    24

SIGNATURES                                                                           26


                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)


                                  ASSETS                                     September 30, 1999     December 31, 1998
                                  ------                                    -------------------    ------------------
                                                                                (unaudited)
INVESTMENT IN REAL ESTATE:
     Land and land improvements                                              $      139,625        $        92,243
     Buildings and improvements                                                     660,306                440,680
     Assets held for sale                                                               ---                  8,239
     Construction-in-progress                                                         3,078                    ---
     Investment in direct financing lease                                             1,521                  1,707
                                                                            ---------------        ---------------
                                                                                    804,530                542,869
     Less- accumulated depreciation                                                 (16,966)                (6,867)
                                                                            ----------------       ----------------

              Total investment in real estate, net                                  787,564                536,002
CASH AND CASH EQUIVALENTS                                                               572                  3,247
RESTRICTED CASH AND CASH ESCROWS                                                      2,925                  2,100
ACCOUNTS RECEIVABLE, including straight-line rent receivables of $2,256
     and $1,282 1999 and 1998, respectively                                           4,515                  2,007
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,687 and
     $616 in 1999 and 1998, respectively                                              6,706                  6,154
DEFERRED LEASING COSTS, net of accumulated amortization of $561 and $149
     in 1999 and 1998, respectively                                                   3,422                  1,614
INVESTMENT IN AMERICAN REAL ESTATE MANAGEMENT  INC., at equity                        4,780                  5,207
OTHER ASSETS                                                                          4,421                  3,035
                                                                             --------------        ---------------
              Total assets                                                   $      814,905        $       559,366
                                                                             ==============        ===============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility, including unamortized premium on assumed indebtedness of $3,861 and $3,542
         in 1999 and 1998, respectively.                                     $      488,455        $       346,105
     Accounts payable                                                                 2,650                    968
     Dividends and distributions payable                                                571                  3,713
     Accrued interest payable                                                         1,388                    662
     Accrued leasing commissions                                                        690                    895
     Accrued expenses and other liabilities                                           4,324                  1,782
     Deferred rent revenue                                                            2,678                  1,534
     Security deposits                                                                  788                    566
                                                                            ---------------        ---------------
              Total liabilities                                                     501,544                356,225
                                                                            ---------------        ---------------
MINORITY INTEREST, 7,033,039 and 6,988,542 units outstanding in 1999 and
     1998, respectively                                                              89,604                 88,205
                                                                            ---------------        ---------------
CONVERTIBLE PREFFERRED UNITS, Series A; $.001 par value; 450,700 units issued and outstanding, liquidation preference of $25 per unit.
     Series B; $.001 par value; 300,000 units issued and outstanding;
     liquidation preference of $25 per unit.  Series C; $.001 par value;
     1,434,136 units issued and outstanding; liquidation preference of
     $25 per unit.                                                                   54,621                  7,500
                                                                            ---------------        ---------------
SHAREHOLDERS' EQUITY:
     Convertible preferred stock, Series A, $.001 par value; 800,000 shares authorized, issued, and outstanding liquidation
         preference of $25 per share.  Series B; $.001 par value;
         1,600,000 shares authorized, issued and outstanding; liquidation preference of $25 per share.  Series C; $.001 par value; 800,000 shares authorized, issued and outstanding; liquidation
         preference of $25 per share.                                                     3                      1
     Common shares, $.001 par value; 65,000,000 authorized; 7,605,125 and
         7,391,765 shares issued and outstanding, respectively                            8                      7
     Warrants                                                                           685                    685
     Additional paid-in capital                                                     167,028                104,864
     Loans to executive officers to purchase common shares                           (1,659)                   ---
     Deferred compensation                                                             (353)                  (540)
     Cumulative net income                                                           19,469                 14,292
     Cumulative dividends                                                           (16,045)               (11,873)
                                                                            ----------------       ----------------
              Total shareholders' equity                                            169,136                107,436
                                                                            ---------------        ---------------
              Total liabilities and shareholders' equity                     $      814,905        $       559,366
                                                                             ==============        ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                      Three months ended              Nine Months ended
                                                                         September 30                   September 30
                                                                 ------------------------------ ------------------------------
                                                                     1999            1998            1999           1998
                                                                     ----            ----            ----           ----
REVENUE:
     Rent                                                         $    18,305    $     10,146     $    51,281     $    22,436
     Reimbursement revenue and other income                             2,149           1,723           5,655           3,168
                                                                  -----------    ------------     -----------     -----------
         Total revenue                                                 20,454          11,869          56,936          25,604
                                                                  -----------    ------------     -----------     -----------

OPERATING EXPENSES:
     Property operating expenses                                        4,373           2,617          11,954           5,048
     General and administrative                                         1,095             275           2,706             440
     Depreciation and amortization                                      3,835           1,892          10,714           4,157
     Interest expense                                                   7,396           4,164          20,544           8,997
                                                                  -----------    ------------     -----------     -----------
         Total operating expenses                                      16,699           8,948          45,918          18,642
                                                                  -----------    ------------     -----------     -----------

Income before equity in losses from equity method investments, gains on sales of assets, distributions to preferred
     unitholders and income allocated to preferred
     shareholders, and minority interest of unitholders in
     Operating Partnership                                              3,755           2,921          11,018           6,962
Equity in income (losses) from equity method investments                  143           (562)           (347)         (1,023)
Gain on sales of assets                                                    --              --           1,284          11,952
                                                                  -----------    ------------     -----------     -----------
Income before distributions to preferred unitholders and income allocated to preferred shareholders, and minority interest
     of unitholders in Operating Partnership                            3,898           2,359          11,955          17,891
Distributions to preferred unitholders                                  (406)             ---           (743)             ---
                                                                  -----------    ------------     -----------     -----------
Income before minority interest of unitholders in Operating
     Partnership and income allocated to preferred shareholders         3,492           2,359          11,212          17,891
Minority interest of unitholders in Operating Partnership             (1,420)         (1,086)         (4,620)         (8,106)
                                                                  -----------    ------------     -----------     -----------
NET INCOME                                                              2,072           1,273           6,592           9,785
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS                              (515)             ---         (1,415)             ---
                                                                  -----------    ------------     -----------     -----------

INCOME ALLOCATED TO COMMON SHAREHOLDERS                           $     1,557    $      1,273     $     5,177     $     9,785
                                                                  ===========    ============     ===========     ===========

BASIC EARNINGS PER COMMON SHARE                                   $      0.21    $       0.19     $      0.69     $      1.65
                                                                  ===========    ============     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES - BASIC                              7,505,764       6,854,150       7,457,079       5,936,238
                                                                  ===========    ============     ===========     ===========

DILUTED EARNINGS PER COMMON SHARE                                 $      0.20    $       0.18     $      0.67     $      1.61
                                                                  ===========    ============     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES - DILUTED                           14,741,868      12,924,680      14,632,122      11,095,378
                                                                  ===========    ============     ===========     ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Nine months ended
                                                                                       September 30
                                                                         -----------------------------------------
                                                                                1999                  1998
                                                                         -----------------     -------------------
OPERATING ACTIVITIES:
     Net income allocated to common shareholders                          $           5,177      $        9,785
     Adjustments to reconcile net income allocated to common
     shareholders to net cash provided by operating activities-
              Depreciation and amortization                                          11,785               4,567
              Amortization of debt premiums                                            (530)                ---
              Gains on sales of assets                                               (1,284)            (11,952)
              Equity in losses from equity
                  method investments                                                    347               1,023
              Minority interest allocation                                            4,620               8,106
              Preferred shareholders and unitholders allocations                      2,158                 ---
              Decrease in investment in direct financing lease                          186                 160
              Increase in straight-line rent receivable                              (1,093)               (664)
              Cash provided by (used in) operating activities --
                  Restricted cash                                                      (825)                650
                  Accounts receivable                                                (1,534)             (1,478)
                  Other assets                                                       (1,386)             (3,969)
                  Accounts payable, accrued expenses, and
                  other liabilities                                                     192               1,333
                  Deferred rent revenue                                               1,144                 858
                  Accrued leasing commissions                                          (205)               (101)
                  Security deposits                                                     222                 (55)
                                                                          -----------------      ---------------
              Net cash provided by operating activities                              18,974               8,263
                                                                          -----------------      ---------------

INVESTING ACTIVITIES:
     Payments for properties and real estate investments acquired                  (143,563)           (210,942)
     Payments from (advances to) Keystone Realty Services, Inc.                          80              (1,858)
     Capital expenditures                                                            (2,288)               (675)
     Payment of leasing commissions                                                  (1,707)               (433)
     Decrease in cash escrows from deferred exchanges                                    --               3,764
     Proceeds from sales of assets, net                                               9,538              24,956
                                                                          -----------------      --------------
              Net cash used in investing activities                                (137,940)           (185,188)
                                                                          -----------------      ---------------


                                   (Continued)


       The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                                                      Nine months ended
                                                                                        September 30,
                                                                             -------------------------------------
                                                                                    1999               1998
                                                                             -----------------  ------------------
FINANCING ACTIVITIES:
     Issuance of common shares for stock options exercised                               22                385
     Net proceeds for issuance of Common Shares                                       1,500             17,440
     Net proceeds from issuance of Series C
         Convertible Preferred Stock                                                 19,175                ---
     Dividends paid on Common Shares                                                 (6,131)            (4,359)
     Dividends and distributions paid on Convertible Preferred
         Stock and Convertible Preferred OP Units                                    (1,642)               ---
     Distributions paid on OP Units                                                  (5,674)            (3,449)
     Proceeds from mortgage notes payable                                            98,823             65,849
     Payment of deferred financing costs                                             (1,623)            (2,585)
     Net proceeds from Credit Facility                                               16,349            128,230
     Repayment of mortgage notes                                                     (2,264)           (41,255)
                                                                             --------------     ---------------

     Net cash provided by financing activities                                      118,535            160,256
                                                                             --------------     --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (431)           (16,669)

CASH AND CASH EQUIVALENTS, beginning of period                                        1,003             17,672
                                                                             --------------     --------------

CASH AND CASH EQUIVALENTS, end of period                                     $          572     $        1,003
                                                                             ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:

         Cash paid for interest                                              $       19,277     $        8,338
                                                                             ==============     ==============


See Note 3 for disclosure of non-cash investing and financing activities in 1999 and 1998.

       The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



1.   ORGANIZATION AND OPERATIONS:

         Keystone Property Trust is a self-administered and self-managed real estate investment trust ("REIT") which was originally organized as a Maryland corporation in 1994 named American Real Estate Investment Corporation (the "Company"). On October 13, 1999, the Company re-organized as a Maryland REIT through the merger of the Company with and into Keystone Property Trust. Simultaneously, the name of it's operating partnership, American Real Estate Investment, L.P. (the "Operating Partnership"), was changed to Keystone Operating Partnership, L.P. and the name of its management company, American Real Estate Management, Inc. (the " Management Company") was changed to Keystone Realty Services, Inc. The Company also changed its ticker symbol on the American Stock Exchange from "REA" to "KTR" effective October 13, 1999.

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

         As of November 11, 1999, the Company owns 96 industrial and 34 office properties aggregating 15.7 million square feet and 2.3 million square feet, respectively, and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, New York State, Northern New Jersey, Ohio, Indianapolis, Indiana and Greenville and Spartanburg, South Carolina and have an overall occupancy of 98.8%. The Company conducts all of its service operations, including leasing, property management and other services through the Management Company. As part of the Reorganization, the Operating Partnership acquired 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.


2.   GENERAL:


     BASIS OF PRESENTATION

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary to fairly present the financial position of the Company as of September 30, 1999 and the results of its operations for the three months and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                           KEYSTONE PROPERTY TRUST
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1999


     PRINCIPLES OF CONSOLIDATION

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 53% at September 30, 1999. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly owned subsidiaries and their operations for the nine month periods ended September 30, 1999 and 1998 on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     EQUITY METHOD INVESTMENTS

         The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture to develop 457 acres of land in Indianapolis, Indiana and a joint venture to develop a 495,740 square foot office and industrial building located in Indianapolis, Indiana (the "Indianapolis Joint Ventures"). At September 30, 1999, the Company has an aggregate investment of approximately $627,000 in the Indianapolis Joint Ventures which is included in other assets in the accompanying financial statements.

     IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 requires that changes in the derivatives fair value be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At September 30, 1999, the Company does not have any investments in derivative, as a result, the impact of adopting SFAS No. 133, is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2001.

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

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine month periods ended September 30 (dollars in thousands except for share and per share information):


                                                               1999                                1998
                                                  -------------------------------    ---------------------------------
                                                      BASIC          DILUTED              BASIC           DILUTED
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
Net income                                        $       1,557   $       1,557      $      1,273     $       1,273
Add:  Minority interest allocation                          ---           1,420               ---             1,086
                                                  -------------   -------------      ------------     -------------
                                                  $       1,557   $       2,977      $      1,273     $       2,359
                                                  =============   =============      ============     =============

Weighted average number of shares outstanding         7,505,764       7,505,764         6,854,150         6,854,150
Stock equivalents (1) (2):
                  Options and warrants                      ---         203,055               ---           204,614
                  Convertible OP Units                      ---       7,033,049               ---         5,865,916
                                                  -------------   -------------      ------------     -------------
                                                      7,505,764      14,741,868         6,854,150        12,924,680
                                                  =============   =============      ============     =============

Earnings Per Share                                $         .21   $         .20      $       0.19     $        0.18
                                                  =============   =============      ============     =============

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,                  1999                                1998
                                                  -------------------------------    ---------------------------------
Net income                                        $       5,177   $       5,177      $      9,785     $       9,785
Add:  Minority interest allocation                          ---           4,620               ---             8,106
                                                  -------------   -------------      ------------     -------------
                                                  $       5,177   $       9,797      $      9,785     $      17,891
                                                  =============   =============      ============     =============

Weighted average number of shares outstanding         7,457,079       7,457,079         5,936,238         5,936,238
Stock equivalents (1)(2):
                  Options and Warrants                      ---         164,981               ---           252,765
                  Convertible OP Units                      ---       7,010,062               ---         4,906,375
                                                  -------------   -------------      ------------     -------------
                                                      7,457,079      14,632,122         5,936,238        11,095,378
                                                  =============   =============      ============     =============

Earnings per Share                                $         .69   $         .67      $       1.65     $        1.61
                                                  =============   =============      ============     =============


(1) Excludes Convertible Preferred Stock and Convertible Preferred OP Units as these instruments were anti-dilutive at September 30, 1999.
(2)      Computed in accordance with the treasury stock method.

RECLASSIFICATIONS

Certain amounts in the September 30, 1998 financial statements have been reclassified in order to conform with the September 30, 1999 presentation.

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

         1999 TRANSACTIONS

         During the nine month period ended September 30, 1999 the Company consummated the following transactions:

- In February 1999, the Company acquired 7.4 acres of land in Allentown, Pennsylvania for $1.6 million. This land is being utilized to construct an 80,000 square foot office building of which 66,000 square feet is leased to Aetna US Healthcare.

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

- In April 1999, the Company acquired a portfolio of five warehouse and distribution facilities (Poly-Foam Stage I Properties) in Freemont, Ohio which aggregated approximately 515,000 square feet for approximately $12.7 million. This acquisition was funded by the Credit Facility.

- In May 1999, the Company acquired a 39,252 square foot warehouse/office facility in Indianapolis, Indiana for $3.6 million. The purchase was funded by the proceeds of a $2.3 million mortgage note, $779,000 in OP Units at $17.50 per unit and cash of approximately $500,000. The Company had agreed to acquire this building in connection with the Company's agreement to acquire certain properties from entities affiliated with Michael G. Browning. The first closing occurred in December 1998.

- In July 1999, the Company acquired a 290,278 square foot office building located in Syracuse, New York for approximately $23 million. The purchase price was funded by the issuance of 450,700 Series A Preferred Units at a liquidation value of $25.00 per unit and a conversion price of $16.50 per unit, the assumption of approximately $10.3 million of debt and the remaining consideration paid in cash. The Company had agreed to acquire this building in connection with the Company's agreement to acquire certain properties from individuals and entities affiliated with Michael J. Falcone. The first closing occurred in August, 1998 and this acquisition was the final stage of this agreement.

- On September 27, 1999, the Company consummated its acquisition of Reckson Morris Operating Partnership, L.P. ("RMOP") from Reckson Morris Industrial Trust, Reckson Operating Partnership, L.P., Robert Morris, Joseph D. Morris and certain of their related entities (collectively, the "Contributors") pursuant to a Contribution and Exchange Agreement (the "Contribution Agreement"), dated August 6, 1999. Pursuant to the Contribution Agreement, entities owning 28 "big box" industrial facilities will be contributed in three stages to the Company in exchange for approximately $300,000,000 in a combination of preferred shares and

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999




     common shares of the Company, preferred units of limited partnership interest in the Operating Partnership, the assumption of mortgage indebtedness and cash.

     In the first stage, the Company acquired RMOP, which owns 22 warehouses comprising approximately 3.9 million square feet and 105 acres of developable land, which will accommodate an additional 1.5 million square feet of development. The total consideration for this stage was approximately $205 million, including closing costs, consisting of the issuance to the Contributors of 103,878 common shares of the Company at a price of $14.44 per share, 1.6 million shares of Series B Convertible Preferred Stock of the Company, 1,434,136 Series C Convertible Preferred Units of limited partnership interest in the Operating Partnership, the assumption of approximately $16.4 million in assumed mortgage indebtedness and approximately $105.5 million in cash. The Series B Convertible Preferred Stock and Series C Convertible Preferred Units both have conversion prices of $16.00, a liquidation value of $25 per share or unit and a distribution rate of 9.75% and must be redeemed by the Company. The Company financed the cash portion of the consideration through approximately $98 million of mortgage financing with a six year term and an interest rate of 7.45% and from part of the proceeds of a $20,000,000 private placement of 800,000 shares of Series C Convertible Preferred Stock of the Company to AEW Targeted Securities Fund, L.P., Allstate Insurance Company and Teachers Insurance and Annuity Association of America (the "Investors"). The Series C Convertible Preferred Stock has a conversion price of $15.75, a distribution rate of 9.75% per annum and is convertible at any time, at the Investors' option. The liquidation preference of each share of Series C Convertible Preferred Stock is $25.00. The Company may redeem the Series C Convertible Preferred Stock at any time on or after the fifth anniversary of the issuance of the Series C Convertible Preferred Stock. The Company granted the Contributors certain registration rights with respect to common shares of the Company issued in the transaction and common shares of the Company issued upon conversion of the Series B Convertible Preferred Stock of the Company and the Series C Convertible Preferred Units of limited partnership interest in the Operating Partnership; and the Company also granted the Investors certain registration rights with respect to common shares of the Company issued upon conversion of the Series C Convertible Preferred Stock.

     In the second and third stages, the Company will acquire entities each owning three buildings containing 1.1 million square feet for a total of six building aggregating 2.2. million square feet. The second and third stages are expected to close in 2000 for a total consideration of approximately $50 million and $48 million, respectively.

     As part of this transaction, the Company entered into an exclusive development agreement with Robert and Joseph Morris and certain of their related entities pursuant to which the Company and the Morrises will jointly develop all of the Morris's New Jersey industrial investment opportunities for three years and jointly develop the land to be acquired by the Company in this transaction.

- On September 29, 1999, the Company acquired two warehouse and distribution facilities (Poly-Foam Stage II Properties) in Freemont, Ohio which aggregated approximately 325,238 square feet for approximately $8.3 million. This acquisition was funded by the Credit Facility.

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



-    1998 TRANSACTIONS

         - During 1998, the Company acquired 78 properties (24 office properties and 54 industrial properties) which contained an aggregate of approximately 9.9 million square feet (1.5 million square feet of office and 8.4 million square feet of industrial) for an aggregate purchase price of approximately $418 million. Consideration for these acquisitions consisted of cash of $300 million, $49 million of debt assumed (including debt premiums of $3.8 million), approximately $51 million in units of limited partnership interest ("OP Units") in the Operating Partnership, issued at prices ranging from $16.50 to $17.50 per unit, $7.5 million in Series B Convertible Preferred Units and the issuance of $11.0 million of common shares of the Company. The 300,000 Series B Convertible Preferred Units issued are convertible into common shares of the Company at $16.50 and require a quarterly guaranteed payment at the annual rate of 9%. The Series B Convertible Preferred Units are redeemable by the Company at par at any time.

         - The Company sold the two remaining multi-family properties (Americana Lakewood Apartments and Quadrangles Village Apartments) in January and June, 1998, respectively, which generated net proceeds of approximately $41.0 million and gains of $11.9 million. The net proceeds from these asset sales were reinvested in industrial and office acquisitions in 1998.

PRO FORMA OPERATING RESULTS

Assuming the completion of acquisitions and dispositions which occurred in 1999, including the acquisition of the Lemoyne Property (Note 7), and in fiscal year 1998, and the completion of the private placement offerings in 1999 and 1998, as of January 1, 1998, pro forma operating results are presented as follows:


                                                                       (In 000's)
                                                 --------------------------------------------------------
                                                  For Nine Months Ended          For Nine Months Ended
                                                    September 30, 1999            September 30, 1998
                                                 -------------------------     --------------------------
Total revenue                                            $78,229                        $67,798
Operating income (1)                                      73,234                         62,312
Minority interest                                          2,303                          2,529
                                                 -------------------------     --------------------------
Net income allocated to common shareholders              $ 2,692                        $ 2,957
                                                 =========================     ==========================

Earnings per share
         Basic                                         $.36                           $.39
                                                       =====                          =====
         Diluted                                       $.34                           $.37
                                                       =====                          =====


(1) Net of $15,378 and $13,041 in depreciation expense for the nine-month period ended September 30, 1999 and 1998, respectively.

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



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


4. INDEBTEDNESS

REVOLVING CREDIT FACILITY

         On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate which was equal to a Eurodollar rate plus 2.0% (7.44%) at September 30, 1999 or the prime rate, at the Company's option. In addition, a fee of .25% per annum on the unused amount of the Credit Facility is payable quarterly. On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the rate in effect on October 1, 1999 is LIBOR +2.25%. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million.

         At September 30, 1999, the Company had $140.2 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 63 properties. The weighted average balance outstanding and weighted average interest rate for the nine months ended September 30, 1999 and 1998 for borrowings under the Credit Facility were $134.3 million and $65.3 million and 6.86% and 7.38%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at September 30, 1999.


MORTGAGE NOTES

Mortgages notes of approximately $348.3 million, including debt premiums, encumbered 51 of the properties as of September 30 1999. At September 30, 1999, interest rates on the mortgage loans ranged from fixed rates of 7.03% to 9.75%. Mortgage notes had weighted average interest rates of 7.67% and 7.38% at September 30, 1999 and 1998, respectively. The maturities for these notes range from September 2000 through October 2022. The weighted average maturity was 7.4 years at September 30, 1999.

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


5. SEGMENTS

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. The Company considers its reportable segments to be office, industrial, multifamily and other. At September 30, 1999, the other properties segment consists of an investment in a direct financing lease and Urban Farms Shopping Center which was sold in March 1999. Summarized financial information concerning the Company's reportable segments is shown in the following table as of the three and nine months ended September 30, 1999 and 1998, unless otherwise noted.

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


                                                                                (IN 000'S)
                                             ---------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                            SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------
BUSINESS SEGMENTS                                   1999                 1998                1999                 1998
-----------------                                   ----                 ----                ----                 ----
REVENUES
Industrial properties                           $        10,617     $          5,358    $        30,015      $        11,840
Office properties                                         9,747                5,887             26,236               10,437
Multifamily properties                                      ---                  ---                ---                1,783
Other properties                                             68                  547                556                1,389
Other (1)                                                    22                   77                129                  155
                                                ---------------     ----------------    ---------------      ---------------
                                                $        20,454     $         11,869    $        56,936      $        25,604
                                                ===============     ================    ===============      ===============
PROPERTY OPERATING INCOME
Industrial properties                           $         7,167     $          3,575    $        20,059      $         8,005
Office properties                                         5,013                3,569             13,694                6,433
Multifamily properties                                      ---                  ---                ---                1,141
Other properties                                             44                  139                386                  665
                                                ---------------     ----------------    ---------------      ---------------
                                                $        12,224     $          7,283    $        34,139      $        16,244
                                                ===============     ================    ===============      ===============
CAPITAL EXPENDITURES
Industrial properties                           $           246     $              1    $           562      $             2
Office properties                                           866                  358              1,726                  628
Multifamily properties                                      ---                  ---                ---                   45
Other properties                                            ---                  ---                ---                  ---
                                                ---------------     ----------------    ---------------      ---------------
                                                $         1,112     $            359    $         2,288      $           675
                                                 ==============      ===============    ===============      ===============
DEPRECIATION AND AMORTIZATION EXPENSE
Industrial properties                           $         2,181     $            943    $         6,209      $         2,290
Office properties                                         1,654                  902              4,505                1,728
Multifamily properties                                      ---                  ---                ---                  ---
Other properties                                            ---                   47                ---                  139
                                                ---------------     ----------------    ---------------      ---------------
                                                $         3,835     $          1,892    $        10,714      $         4,157
                                                ===============     ================    ===============      ===============
INVESTMENT IN REAL ESTATE, AT COST (2)
Industrial properties                                                                   $       552,939      $       311,273
Office properties                                                                               250,070              221,650
Other properties                                                                                  1,521                9,946
                                                                                        ---------------      ---------------
                                                                                        $       804,530      $       542,869
                                                                                        ===============      ===============


                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


         The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three and nine month periods ended September 30:


                                                                                     (IN 000'S)
                                                      -------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                      ------------------------------------ ------------------------------------
                                                            1999               1998              1999              1998
                                                            ----               ----              ----              ----
Segment property operating income as shown above        $       12,224     $        7,283    $      34,139     $      16,244
General and administrative expense                             (1,095)              (275)          (2,706)             (440)
Interest expense                                               (7,396)            (4,164)         (20,544)           (8,997)
Other income (1)                                                    22                 77              129               155
                                                        --------------   ----------------    -------------     -------------
Income before equity in losses from equity method
   investments, gains on sales of assets,
   distributions to preferred unitholders and income
   allocated to preferred shareholders, and minority
   interest of unitholders in Operating Partnership     $        3,755     $        2,921    $      11,018     $       6,962
                                                        ==============     ==============    =============     =============


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

         On June 4, 1999, the Company declared a dividend of $.295 per share for the second quarter of 1999 which was paid on July 21, 1999 to shareholders of record on September 30, 1999.

         On October 1, 1999, the Company declared a dividend of $.295 per share for the third quarter of 1999 which was paid on October 29, 1999 to shareholders of record on October 14, 1999.

         The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred OP Units which are entitled to preferred returns ranging from 9.0% to 9.75%. Distributions accrued to holders of Convertible Preferred Stock and Convertible Preferred OP Units were approximately $515 and $406, and $1,415 and $743, respectively, during the three and nine months ended September 30, 1999. In November 1999, the Company paid distributions to the holders of the Series A, B and C Convertible Preferred Stock and the Series A and C Convertible Preferred Units which aggregated $1.6 million.

                            KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


7. SUBSEQUENT EVENTS

     On October 15, 1999, the Company acquired an 885,802 square foot bulk distribution warehouse located in Lemoyne, Pennsylvania for approximately $29.4 million. The facility was constructed in 1997 and is 100% leased. This acquisition was funded with a $19.5 million mortgage note with a five-year term at a rate of 7.66%, and proceeds from the Company's Credit Facility.

     In October 1999, the Company issued an aggregate of 687,593 Common Shares at a price of $14.50 per share on various dates to the following investors:
     Francesco Galesi (68,966 shares), a director of the Company, Jeffrey Kelter (586,207 shares), the President and Chief Executive Officer of the Company, and affiliates of Morgan Stanley Asset Management (32,420 shares). These Common Shares were issued under the Company's existing shelf registration statement which was filed in July, 1998.

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

The following discussion compares the operations and activities of the Company for the three and nine month periods ended September 30, 1999 and 1998 and should be read in conjunction with the accompanying financial statements and notes thereto.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

Net income for the three and nine month periods ended September 30,1999 was $1.6 million and $5.1 million as compared with net income of $1.3 million and $9.8 million for the same periods ended September 30, 1998. The decrease in net income for the nine month period ended September 30, 1999 as compared to the same period in 1998 was the result of the $11.9 million in gains from the sales of assets during this period in 1998, as compared to the same period in 1999 where the gains from asset sales were only $1.3 million. These gains from asset sales in 1998 were also offset by increases in net operating income in 1999 as a result of property acquisitions. At September 30, 1998, the Company owned 65 properties aggregating 7.5 million square feet. At September 30, 1999, the Company owned 131 properties aggregating 18.1 million square feet. Net income for the nine months ended September 30, 1999 and 1998, excluding the impact of the asset sales in both 1998 and 1999, would have been $4.5 million in 1999 as compared to $3.2 million for the same nine month period in 1998.

Revenues for the three and nine month periods ended September 30, 1999 increased to $20.4 million and $56.9 million as compared with $11.9 million and $25.6 million for the same periods in 1998, representing increases of 72% and 122% respectively, as a result of property acquisitions.

Operating expenses increased by approximately $7.8 million and $27.2 million or 86% and 146% respectively, the three and nine month periods ended September 30, 1999 over the same periods in 1998. These increases are a result of property acquisitions and are primarily the result of increases in depreciation, property operating costs and interest expense associated with the increase in the Company's investment in real estate and related mortgage debt from $401.3 million and $239.3 million at September 30, 1998, respectively, to $804.5 million and $488.5 million respectively, at September 30, 1999. General and administrative expenses increased for the three and nine month periods ended September 30, 1999 in comparison to the same periods last year primarily as a result of the Company paying for expenses which were paid by the Management Company in 1998 and costs related to the amortization of restricted stock awards granted in December 1998.

Equity in losses from equity method investments decreased by $705,000 and $676,000 in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 as a result of a reduction in operating losses incurred by the Management Company. Certain payroll and other costs which were paid by the Management Company in 1998 were reimbursed by the Company in 1999. As a result, the operating loss of the Management Company was reduced and the administrative expenses of the Company increased.

Property level operating income for the three and nine month periods ended September 30, 1999 and 1998 for the Properties owned since January 1, 1998 (the "Same Store Properties") increased to approximately $3.5 million and $10.4 million, respectively, from $3.3 million and $9.9 million in the same periods of 1998. These increases are primarily due to increases in rental rates and increases in occupancy in the Same Store Properties. Operating expenses for these properties in the three month period ended September 30, 1999 increased as a result of increases in HVAC repair and maintenance expenses as a result of the higher than average temperatures this past summer. Operating expenses increased less than 1% for the nine month period ended September 30, 1999, as the increase in repairs and maintenance expenses in the third quarter of 1999 was offset by lower overall operating expenses in the first six months of 1999 as a result of effective cost management. The Same Store Properties consist of 20 properties which aggregate approximately
1.9 million square feet. Same Store Properties represent approximately 19% of property net operating income for the nine month period ended as of September 30, 1999.

Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three and nine month periods ended September 30, 1999 and 1998.


                                                                             (IN 000'S)
                                         -----------------------------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                         ----------------------------------------- -----------------------------------------
                                             1999          1998        % CHANGE        1999          1998        % CHANGE
                                             ----          ----        --------        ----          ----        --------
Revenue
     Rental revenue                      $     3,216   $      3,047          5.5%  $     9,457   $     8,966          5.5%
     Tenant reimbursement and other              272            248          9.7%          960           985        (2.5)%
                                         -----------   ------------  ------------  -----------   -----------   -----------
     Total revenue                       $     3,488   $      3,295          5.9%  $    10,418   $     9,952          4.7%
                                         ===========   ============  ============  ===========   ===========   ===========
Operating Expenses
     Property operating expenses         $       326   $        292         11.6%  $     1,057   $     1,088        (2.8)%
     Real estate taxes                           207            207           ---          612           596          2.6%
                                         -----------   ------------  ------------  -----------   -----------   -----------
     Total operating expenses                    533            499          6.8%        1,669         1,684           .9%
                                         -----------   ------------  ------------  -----------   -----------   -----------
Net Operating Income                     $     2,955   $      2,796          5.7%  $     8,749   $     8,268          5.8%
                                         ===========   ============  ============  ===========   ===========   ===========

Occupancy at September 30                     99.74%         96.46%
                                         ===========   ============


BUSINESS SEGMENTS

Revenue and property net operating income in both the industrial and office properties segments increased significantly in the three and nine month periods ended September 30, 1999 as compared to the prior year as a result of the property acquisitions consummated in 1998 and 1999. Revenue and property net operating income in the multifamily and other property segment decreased as a result of the sales of the multifamily assets in 1998 and Urban Farms Shopping Center in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

During the nine months ended September 30, 1999, the Company generated $18.9 million in cash flow from operating activities as compared to cash flow generated of $8.3 million during the same period in 1998. This increase in operating cash flow was a result of the cash flow generated from the various acquisitions consummated by the Company during 1998 and 1999.

Cash used in investing activities in the nine months ended September 30, 1999 was $137.9 million as compared to $185.2 million of cash used during the same periods in 1998. The decrease in cash used was primarily a result of the decreased level of acquisition activity in 1999 as compared to the same period in 1998. Cash provided by financing activities was $118.5 million in 1999 as compared to $160.3 million of cash generated from financing activities in the same period in 1998. The primary sources of the cash generated from financing activities in 1998 were related to mortgage notes utilized to fund property acquisitions during 1998 and funding from the Company's Credit Facility.

CAPITALIZATION

As of September 30, 1999, the Company had $488.5 million of mortgage debt outstanding. This mortgage debt matures between 2000 and 2022. The Company's Credit Facility provides for borrowings up to $150 million and bears interest at a variable rate equal to 30, 60 or 90-day Eurodollar or LIBOR rate plus a spread on a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the current rate was LIBOR +2.25% effective October 1, 1999. As of September 30, 1999, the Company had $140.2 million outstanding under the Credit Facility. The Company's weighted average interest rate was approximately 7.67% at September 30, 1999. The Company's market capitalization and debt-to-market capitalization ratio were $874.4 million and 58.1% respectively, as of November 12, 1999 based upon the closing price of the Company's common stock of $15.125 per share as of that date.

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

         FFO, FAD and cash flows for the three and nine month periods ended September 30, 1999 and 1998 are summarized in the following table (in thousands, except per share data):


                                                               FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------------------------- --------------------------------
                                                                  1999             1998            1999            1998
                                                               (unaudited)     (unaudited)     (unaudited)      (unaudited)
Net income before distributions to preferred unitholders
and income allocated to preferred shareholders and minority
interest of unitholders in Operating Partnership               $     3,898      $      2,359   $     11,955     $     17,891
(Less) Plus:
         Gains on sales of assets                                      ---               ---         (1,284)         (11,952)
         Depreciation and amortization related to real
            estate                                                   3,835             1,892         10,714            4,157
         Equity in (income) loss from equity method investments       (143)              562            347            1,023
         FFO contribution from equity investments                      186              (519)          (220)            (895)
         Other adjustments                                              61                53            185              159
                                                               -----------      ------------   ------------     ------------
         Funds from Operations                                 $     7,837      $      4,347   $     21,697     $     10,383
                                                               ===========      ============   ============     ============
(Less) Plus:
         Rental income from straight-line rents                      (423)             (242)        (1,093)            (664)
         Amortization of deferred financing costs                      396               236          1,071              335
         Amortization of restricted stock awards                        69               ---            205              ---
         Building improvements                                       (232)               ---          (547)            (316)
         Tenant improvements - second generation                     (850)             (272)        (1,510)            (349)
         Leasing commissions - second generation                     (941)             (135)        (1,632)            (446)
                                                               -----------      ------------   ------------     ------------
Funds Available for Distribution                               $     5,856      $      3,934   $     18,191     $      8,943
                                                               ===========      ============   ============     ============
Cash flow from operating activities                                                                  18,974            8,263
Cash flow from investing activities                                                                (137,940)        (185,188)
Cash flow from financing activities                                                                 118,535          160,256
                                                                                               ------------     ------------

Net decrease in cash                                                                           $       (431)    $    (16,669)
                                                                                               ============     ============

Weighted average number of common and preferred shares and
units - diluted (1)                                             17,196,873        12,963,432     16,564,455       11,095,378
                                                               ===========      ============   ============     ============


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

THE YEAR 2000 ISSUE

         The Company is in the process of completing its Year 2000 compliance program which consists of the following steps:

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

                                     STATUS

         The Company has compiled a complete inventory of systems which are impacted by Year 2000 concerns. The Company's accounting and property management systems are either already Year 2000 compliant or were upgraded by the third party vendor who developed the software at no cost to the Company. All of the Company's desktop and network systems are believed to be Year 2000 compliant. The Company has prepared an inventory of its buildings operating systems to determine whether they are compliant. The implementation of required corrective measures is continuing and will be completed by December 1, 1999. Based upon the current status of this assessment, the Company estimates the total cost of these corrective measures will be less than $50,000.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10-1 Registration Rights Agreement, dated September 27, 1999, by and between Reckson Morris Industrial Trust and Keystone Property Trust.

         10-2 Registration Rights Agreement dated as of September 27, 1999, by and between Robert Morris, Joseph D. Morris, Ronald Scram, Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith Morris Trust, Joseph D. Morris Family Limited Partnership, Robert Morris Family Limited partnership and Keystone Property Trust

         10-3 Articles Supplementary Reclassifying Series B Convertible Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series

         10-4     Partnership Unit Designation of Series C Convertible Preferred
                  Units

         10-5     Partnership Unit Designation of Series E Convertible Preferred
                  Units

         10-6 Subscriptions Agreement between Keystone Property Trust and AEW Targeted Securities Fund, LP

         10-7 Subscription Agreement between Keystone Property Trust and Allstate Insurance Company

         10-8 Subscription Agreement between Keystone Property Trust and Teachers Insurance and Annuity Association of America

         10-9 Registration Rights Agreement between Keystone Property Trust and AEW Targeted Securities Fund, LP

         10-10 Registration Rights Agreement between Keystone Property Trust and Allstate Insurance Company

         10-11 Registration Rights Agreement between Keystone Property Trust and Teachers Insurance and Annuity Association of America

         10-12 Articles Supplementary Reclassifying Series C Convertible Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series

         10-13 Partnership Unit Designation of Series F Convertible Preferred Units

We incorporate by reference into this Form 10-Q all exhibits to our Registration Statement on Form S-3 filed October 15, 1999 (File 001-12514) and Post Effective Amendment No. 1 to our Registration Statement on Form S-3 filed November 4, 1999 (File 001-12514).

         27.      Financial Data Schedule

(b)      Reports on Form 8-K:

     During the three month period ended September 30, 1999, and through November 15, 1999, the Company filed the following:

         (i) a Current Report on Form 8-K dated August 6, 1999 was filed on August 20, 1999 (reporting under Items 2 and 7) regarding an agreement to acquire certain entities owning real property from Reckson Morris Industrial Trust, Reckson Operating Partnership, L.P., Reckson Morris Industrial Interim GP, LLC, Robert Morris, Joseph Morris and certain other related entities pursuant to a Contribution and Exchange Agreement.

         (ii) a Current Report on Form 8-K dated September 27, 1999 was filed on October 12, 1999 (reporting under Item 2, 5 and 7) regarding the Company's consummation of its acquisition of Reckson Morris Operating Partnership, L.P. from Reckson Morris Industrial Trust, Reckson Operating Partnership, L.P., Reckson Morris Industrial Interim GP, LLC, Robert Morris, Joseph D. Morris, and certain of their related entities. Such 8-K also included proforma information the issuance of regarding the Company's acquisition of the BMG Property, and the PolyFoam Properties.

         (iii) a Current Report on Form 8-K dated October 13, 1999 was filed on October 13, 1999 (reporting under Item 5 and 7) regarding the Company's reorganization from a Maryland corporation to a Maryland real estate investment trust named "Keystone Property Trust".

         (iv) a Current Report on Form 8-K dated October 12, 1999 was filed on October 18, 1999 (reporting under Item 5) regarding the completed issuance of 68,966 common shares of the Company's, par value $.001 per share, under its existing shelf registration statement.

         (v) a Current Report on Form 8-K dated October 15, 1999 was filed on October 20, 1999 (reporting under Item 2 and 7) regarding the Company's acquisition of an industrial distribution facility totaling 885,802 square feet for approximately $29.8 million.

         (vi) a Current Report on Form 8-K dated October 28, 1999 was filed on November 4, 1999 (reporting under Items 5 and 7) regarding the completed issuance of an aggregate of 618,627 common shares of the Company's, par value $.001 per share, under our existing shelf registration statement.

                            SIGNATURES OF REGISTRANT

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN REAL ESTATE
                                   INVESTMENT CORPORATION

Date:      November 15, 1999       By:/s/ Jeffrey E. Kelter
                                      ---------------------
                                      Jeffrey E. Kelter
                                      President and Chief Executive Officer


Date:      November 15, 1999       By:/s/ Timothy A. Peterson
                                      -----------------------
                                      Timothy A. Peterson
                                      Executive Vice President, Chief
                                      Financial Officer and Secretary


Date:      November 15, 1999       By:/s/ Timothy E. McKenna
                                      ----------------------
                                      Timothy E. McKenna
                                      Treasurer, Senior Vice President Finance &
                                      Corporate Controller
                                      (Principal Accounting Officer)