Form 10-K
period 1999-12-31
KEYSTONE PROPERTY TRUST
filed 2000-03-30
CIK 906113

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

          (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM                 TO
                                               .

                         COMMISSION FILE NUMBER 1-12514

                            ------------------------

                            KEYSTONE PROPERTY TRUST

         (Name of registrant as specified in its declaration of trust)

                     MARYLAND                                    84-1246586
           (State or other jurisdiction             (IRS Employer Identification Number)
        of incorporation or organization)

    200 FOUR FALLS CORPORATE CENTER, SUITE 208                     19428
         WEST CONSHOHOCKEN, PENNSYLVANIA                         (Zip Code)
              (Address of principal
                executive offices)

                            ------------------------

       REGISTRANT'S TELEPHONE NUMBER (INCLUDED AREA CODE): (484) 530-1800

         Securities registered under Section 12(b) of the Exchange Act:
                              Title of each Class:
                         Common Shares, $.001 Par Value
       Name of each Exchange on which Registered: American Stock Exchange

    Securities registered under Section 12(g) of the Exchange Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting common shares held by non-affiliates of the Registrant (based upon the closing price on the American Stock Exchange) on March 27, 2000 was approximately $96.1 million. As of
March 27, 2000, there were 9,092,169 Common Shares, $.001 par value, outstanding.

    Portions of the proxy statement for the annual meeting of the shareholders of Keystone Property Trust to be held in 2000 are incorporated by reference into part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                            PAGE
                                                                          --------
PART I

Item 1.     Business....................................................       3
Item 2.     Properties..................................................      15
Item 3.     Legal Proceedings...........................................      18
Item 4.     Submission of Matters to a Vote of Security Holders.........      18

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters.........................................      20
Item 6.     Selected and Summary Financial Data.........................      21
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      22
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...      30
Item 8.     Financial Statements and Supplementary Data.................      30
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      30

PART III.

Item 10.    Trustees and Executive Officers of the Registrant...........      31
Item 11.    Executive Compensation......................................      31
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................      31
Item 13.    Certain Relationships and Related Transactions..............      31

PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................      32

Signatures..............................................................    II-1

                                    PART I.

ITEM 1. BUSINESS.

    Keystone Property Trust (together with its subsidiaries, the "Company") is a self-administered, self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition and development of industrial and office properties. At December 31, 1999, the Company owned a portfolio of 133 properties (the "Properties") comprised of 98 industrial properties, 34 office properties, and an investment in a direct financing lease which aggregated approximately
18.6 million square feet. The Properties are located principally in the eastern United States and were 98.9% leased to 331 tenants at December 31, 1999.

    The Company's strategic focus continues to be the acquisition and development of institutional quality, "big box" distribution facilities located in proximity to skilled labor pools, interstate and regional road systems, airports (primarily those containing major freight and express package delivery hubs) and ports. The Company's office properties consist principally of modern mid-rise and single-story suburban buildings, located in suburban office parks. Substantially all of the office buildings are located within established and growing business communities with convenient access to regional and interstate road systems and highways.

    The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owned, at December 31, 1999, approximately 56% of the limited partnership interests (the "OP Units") in the Operating Partnership. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the trustees of the Company currently own approximately 24% of the outstanding OP Units assuming the conversion of all outstanding convertible preferred units of limited partnership of the Operating Partnership ("Convertible Preferred Units") into OP Units. The officers and the trustees of the Company currently own approximately 26% of the outstanding common shares of beneficial interest of the Company ("Common Shares"), assuming the conversion to Common Shares of all outstanding OP Units and shares of convertible preferred stock ("Convertible Preferred Stock") and Convertible Preferred Units. Each OP Unit may be redeemed by the holder for one Common Share (subject to certain anti-dilution provisions), or, at the Company's option, the cash value of one Common Share. With each such exchange, the Company's percentage interest in the Operating Partnership will increase.

    During the year ended December 31, 1999, the Company increased the portfolio of owned real estate from approximately 11.9 million square feet to
18.6 million square feet and the undepreciated book value of its real estate assets from $543 million to $860 million, respectively. The Company accomplished this by acquiring 34 industrial facilities and one office building for an aggregate purchase price of approximately $322 million. Industrial acquisitions totaled $308 million, comprising 34 buildings and 6.5 million square feet, and the purchase price for the office acquisition, which comprised 290,000 square feet, was approximately $24 million. At December 31, 1999, the Company's industrial and office real estate portfolio composition, on a square footage basis, was 87% industrial (98 properties totaling 16.2 million square feet) and 12% office (34 buildings, totaling 2.3 million square feet).

    As of December 31, 1999, the Company had an 80,000 square foot office building located in Allentown, Pennsylvania under construction of which 66,000 square feet was leased to Aetna, Inc. In December 1999, the Company, through its joint venture with Browning Investments, Inc. ("Browning"), completed the construction of a 500,000 square foot distribution facility which is leased to Brightpoint North America, Inc. and was the first building at Airtech Park ("Airtech"), a master planned industrial park of approximately 500 acres which is adjacent to the Indianapolis International Airport. Airtech will accommodate an additional 7.5 million square feet of industrial development. In
January 2000, the Company acquired Browning's 50% ownership interest in this joint venture for $8.9 million. This joint venture was part of a strategic alliance that the Company formed with Browning, a developer located in Indianapolis, Indiana, in December 1998. The terms of this alliance give the Company an option and right of first refusal to develop distinct land parcels in Airtech through joint ventures in which the Company will have a 50% non-controlling ownership interest.

    The Company also owns 112 acres of land which is under development and is located adjacent to exit 8A of the New Jersey Turnpike in Middlesex County, New Jersey. The Company also has options on several other tracks of land in Northern New Jersey. Together, the Company's land holdings and the option land will accommodate 4.5 million square feet of industrial development. The Company also owns several industrial facilities located in Pennsylvania which have adjacent land parcels on which the Company is in the process of planning the expansion of the existing facilities. The aggregate square footage associated with the expansion of these facilities is approximately 400,000 square feet.

    Certain office and industrial properties which aggregate approximately $160.4 million in gross book value and do not meet the Company's ongoing investment strategy have been designated as being held for sale in the Company's December 31, 1999 financial statements. These properties are currently being marketed for sale in 2000. There is no assurance that the sale of these properties will ultimately be consummated.

    The Company was originally incorporated in Delaware in 1993 and was re-incorporated in Maryland in 1994. In October 1999, the Company reorganized from a Maryland corporation to a Maryland REIT and changed its name from American Real Estate Investment Corporation to Keystone Property Trust. Simultaneously, the name of the Operating Partnership was changed from American Real Estate Investment, L.P. to Keystone Operating Partnership, L.P. The Company's executive offices are located at 200 Four Falls Corporate Center, Suite 208, West Conshohocken, Pennsylvania and its telephone number is 484-530-1800. The Company also maintains regional offices in Allentown, Pennsylvania; Albany and Syracuse, New York; and Greenville, South Carolina.

MANAGEMENT AND EMPLOYEES

    The Company conducts its real estate management activities through Keystone Realty Services, Inc. (the "Management Company"). The name of the Management Company was also changed at the time of the Company's re-organization as a Maryland REIT from American Real Estate Management, Inc. At December 31, 1999, all of the Company's Properties were managed by the Management Company. The Company also manages, through the Management Company, additional properties on behalf of third parties. As of March 1, 2000, the Management Company was managing industrial and office properties containing an aggregate of approximately 21.9 million square feet, of which approximately 18.6 million square feet was owned by the Company. Of the 3.2 million square feet managed for third parties, approximately 458,000 square feet was managed for a limited partnership in which the Company's Chief Executive Officer is a general partner. Through its ownership of 100% of the nonvoting preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. The Management Company's voting stock is owned by three trustees of the Company.

    The Company accounts for its investment in the Management Company in accordance with the equity method of accounting as it does not control its operations. The Management Company currently has 83 full-time employees, including the Company's executive officers. Such persons provide services to both the Company and the Operating Partnership.

BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

    The Company's primary business objectives are to maximize total return to shareholders through growth in the Company's cash flow per share and through increases in the net asset value of its portfolio. The Company intends to pursue these objectives through aggressive asset and property management, by selectively acquiring and developing new properties, which include state-of-the-art distribution facilities, with a view towards maximizing cash flow and the selective disposition of non-core assets which include the Company's office and certain industrial properties. Though the Company currently is focusing its activities primarily in the eastern United States, particularly the Northeast distribution corridor which includes New Jersey, New York, Pennsylvania, Ohio and Indiana, no specific geographic limits have been established.

    The Company's strategy is to generate growth opportunities (i) in markets where it has a significant local market presence through acquisitions of single properties and portfolios, (ii) by focusing on the expansion of its distribution center platform, and (iii) by entering targeted markets through strategic transactions with dominant local partners, often through the issuance of OP Units in tax deferred transactions. Management targets markets which exhibit strong, stable supply and demand fundamentals, yet offer the opportunity to acquire high quality assets at discounts to replacement cost with attractive total returns or those which offer development opportunities with attractive risk adjusted returns. In implementing its growth strategy, management generally does not pursue transactions which involve competitive bid situations. Rather the Company endeavors to seek out owners before they are actively marketing their properties and establish relationships with entrenched local developers who can supply the Company with a pipeline of attractively priced real estate.

    The Company intends to accomplish its business objectives (i) through contractual increases in rental rates from existing leases, (ii) by maintaining and increasing occupancy levels in its properties, (iii) by increasing rental rates through aggressive management and re-leasing of space, (iv) by acquiring primarily new industrial properties which have potential for additional growth through adaptive re-use and/or expansion, (v) by developing new state-of-the-art distribution facilities on its land holdings, and (vi) by generating build-to-suit development opportunities, particularly by maintaining strong relationships with its tenants and establishing local market prominence.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

    The following is a discussion of the Company's current investment and financing policies. The Company's policies with respect to these activities have been determined by the Company's Board of Trustees and may be amended or revised from time to time at the discretion of the Trustees without a vote of the shareholders of the Company.

INVESTMENT POLICIES

    The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property. The key criterion for new investments will be that they offer total returns likely to enhance shareholder value and the opportunity for growth in cash flows from operating activities and net asset value.

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

    Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property. The Company may decide, under favorable economic circumstances, to develop additional properties.

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

FINANCING POLICIES

    The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-Total Market Capitalization ratio. As of December 31, 1999, the Company had a debt-to-Total Market Capitalization ratio of approximately 57.5% (based on the closing price of $15.50 per Common Share on December 31, 1999). "Total Market Capitalization" means the sum of the aggregate market value of the Company's outstanding Common Shares and OP Units, the total debt of the Company and the liquidation value of the Convertible Preferred Stock and Convertible Preferred Units on the date thereof. The debt-to-total market capitalization ratio, which is based upon the market value of the Company's equity and, accordingly, fluctuates with changes in the price of the Common Shares, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions or development, the Company's debt-to-Total Market Capitalization may change. The Company believes that debt-to-Total Market Capitalization provides a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company also considers its interest coverage and fixed charge coverage ratios to be indicative of its level of leverage and ability to service its debt and fixed charges. For the twelve months ended December 31, 1999 the Company's interest coverage ratio and fixed charge coverage ratios were 2.14 and 1.81, respectively.

    The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Trustees determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offers of senior securities), debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code") concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed as a result of certain acquisitions closed since December 1997 to use all commercially reasonable efforts to maintain a certain level of indebtedness and to permit certain holders of OP Units ("Unitholders") to guarantee such level of indebtedness. At December 31, 1999, approximately $58.4 million, in the aggregate, of the Company's outstanding indebtedness is guaranteed by these Unitholders.

    In the event the Board of Trustees determines to raise additional equity capital, the Board of Trustees has the authority, without shareholder approval, to issue additional Common Shares up to the maximum number authorized, or other capital stock, on such terms and for such consideration it deems appropriate, including in exchange for property. Any such offerings might cause a dilution of a shareholder's investment in the Company.

    To the extent that the Board of Trustees determines to obtain additional debt financing, the Company intends to do so generally through loans secured by mortgages on its properties and lines of credit. These mortgage loans may be recourse, non-recourse or cross-collateralized and may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on any particular property or the amount of the loans secured by such mortgages, but mortgage financing instruments usually limit additional indebtedness on such properties. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be with recourse to all or any part of the property of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions of new properties or expansions of existing or new properties.

    The Company will acquire additional real estate assets using Common Shares or OP Units to pay all or a portion of the purchase price when the Company feels that such issuance would be additive to its intrinsic value on a per share basis. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances may not be dilutive to the Company's existing shareholders. In addition, Common Shares may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended ("the "Securities Act"). Sales of those shares may adversely affect the market price of the Company's outstanding Common Shares.

SUMMARY OF INDEBTEDNESS

    The following table sets forth the Company's mortgage indebtedness outstanding, excluding debt premiums, at December 31, 1999.

                                                                                              ANNUAL
                                DECEMBER 31, 1999    INTEREST    MATURITY DATE    AMOR-      PAYMENTS
LENDER                          BALANCE (IN 000'S)     RATE      (MONTH/YEAR)    TIZATION   (IN 000'S)          COLLATERAL
------                          ------------------   --------    -------------   --------   ----------   ------------------------
USG Annuity and Life..........       $  2,715         8.25%          09/00        20         $   309     One Tabas Lane
USG Annuity and Life..........          4,141         8.50%          09/05        20             479     Two Tabas Lane
USG Annuity and Life..........          3,173         8.50%          09/05        20             367     1305 Goshen Parkway
M&T Real Estate, Inc..........          1,561         8.68%          11/01        N/A            140     13 Columbia Circle
M&T Real Estate, Inc..........          5,021         8.33%          11/05        N/A            432     3 Columbia Circle
M&T Real Estate, Inc..........          6,808         8.53%          11/06        N/A            600     15 Columbia Circle
Independent Order of                    4,478         8.50%          03/03        10             489     1 Columbia Circle
  Foresters...................
Guardian Life Insurance                 3,221         9.68%          02/07        20             453     1045 James Street
  Company.....................
Nationwide Life Insurance               1,689         8.25%          09/02        N/A            139     8677 Logo Court
  Company.....................
Nationwide Life Insurance               1,266         9.75%          09/02        N/A            124     8677 Logo Court
  Company.....................
Nationwide Life Insurance               5,841         9.75%          09/02        N/A            569     8677 Logo Court
  Company.....................
Column Financial, Inc.........          7,364         7.03%          02/08        30             601     One Philips Drive
Column Financial, Inc.........         16,687         7.03%          02/08        30           1,361     101 Commerce Drive
Column Financial, Inc.........         64,914         7.50%          10/08        30           5,496     Various (1)
Column Financial, Inc.........         29,123         7.55%          10/08        30           2,479     Various (2)
Berkshire Life Insurance                2,010         8.75%          07/13        25             259     5000 Campuswood Drive
  Company.....................
AEGON USA Realty Advisors.....          6,344         6.92%          07/13        15             724     4400 West 96(th) Street
Nationwide Life Insurance                 650         7.91%          04/06        N/A             51     6402 Corporate Drive
  Company.....................
Nationwide Life Insurance               2,497         7.91%          04/06        N/A            198     6402 Corporate Drive
  Company.....................
Nationwide Life Insurance               2,871         8.41%          04/06        N/A            242     6402 Corporate Drive
  Company.....................
Nationwide Life Insurance               2,300         6.88%          06/04        N/A            158     351 West 10(th) Street
  Company.....................
Nomura Asset Capital                   43,714         7.71%          10/22        25           4,064     (3)
  Corporation.................
Bank Boston, N.A. and various         141,980         8.00%          04/02        N/A         11,358     (4)(5)
  lenders.....................
First Union National Bank               2,147         7.40%          04/01        N/A            159     3535 Winchester Road (6)
  (6).........................
American States Insurance              10,020         8.75%          09/09        15           1,540     One Park Place
  Company.....................
Kraft Foods, Inc..............          1,650         7.00%          03/02        N/A            116     74 acres land in
                                                                                                         Middlesex Co., NJ
Principal Financial...........         10,345         7.50%          03/07        N/A            776     409 Kennedy Drive
Principal Financial...........          4,434         7.50%          03/07        N/A            333     309 Kennedy Drive
Teachers Annuity and Assurance         98,000         7.45%          10/05         6           7,301     Various (7)
  Association of America......
Prudential Insurance                   12,000         7.87%          12/06        25           1,099     21 Roadway
  Company.....................
Prudential Mortgage Company...         19,457         7.66%          10/04         5           1,754     221 South 10(th) Street
                                     --------                                                -------
TOTAL DEBT (8)................        518,421                                                $44,170
                                     ========                                                =======

------------------------------

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

(4) Secured by a first lien on 63 properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(5) Debt service is interest only which is payable monthly, at LIBOR plus 2.25% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the Company's leverage. The scale ranges from LIBOR plus 1.625% to LIBOR plus 2.25%. Rate as of December 31, 1999 was 8.00%. Annual payment is based on annual interest payments at 8.00%.

(6) This indebtedness is for a $8.2 million construction loan for an 80,000 square foot office building located in Allentown, Pennsylvania.

(7) Secured by a first lien on 8 properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions.

(8) Excludes unamortized debt premiums of $3,691,000 at December 31, 1999.

RECENT ACQUISITIONS AND DISPOSITIONS

    In January 2000, the Company acquired its 50% joint venture partners' ownership interest in a limited partnership which constructed a 500,000 square foot distribution facility in Indianapolis, Indiana for $8.9 million. The consideration for this acquisition was $5.9 million in OP Units and $3.0 million in cash.

    In January 2000, the Company sold 243 St. Nicholas Avenue, a 15,000 square foot industrial building for net proceeds of $900,000. This sale resulted in a gain on sale of approximately $100,000.

    The Company has a commitment to close the final phase of a transaction, of which the first phase was closed in September 1999, with Reckson Morris Operating Partnership, L.P. which requires the purchase of six big box distribution facilities aggregating 2.2 million square feet and six acres of land located in New Jersey for a purchase price of approximately $100.0 million. The Company anticipates funding this acquisition with a combination of debt financing and $5.6 million of Convertible Preferred Units to be issued to the seller. The Company anticipates that this final phase of this transaction will close in the second quarter of 2000. The Company has posted a $10.0 million letter of credit as a deposit for this transaction.

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

COMPETITION

    The Properties are primarily located in the Eastern United States. There are numerous other industrial and office properties and real estate companies within the market area of each of such properties which competes with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company's competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located. With respect to development and acquisition opportunities, the Company competes with other REITs and investors in office and industrial properties seeking to develop or acquire properties in the areas where the Company will concentrate its activities. The Company will experience strong competition in pursuing development and acquisition opportunities.

    The Company's financial performance and its ability to make distributions to shareholders continues to be particularly sensitive to the economic conditions in northern New Jersey, central Pennsylvania, Indianapolis, Indiana, the Greenville/Spartanburg region of South Carolina and New York State. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's operations or cash available for distribution. The Company's revenues and the value of the Properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties). These factors, when and if they occur in an area in which the Properties are located, would adversely affect the Company's ability to make distributions to its shareholders.

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

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding named executive officers and other executives of the Company.

NAME                            AGE                              POSITION
----                          --------                           --------
David F. McBride (1)(2).....  53         Chairman

Jeffrey E. Kelter (1)(2)....  45         President and Chief Executive Officer

Timothy A. Peterson (1).....  34         Executive Vice President and Chief Financial Officer

John B. Begier..............  34         Executive Vice President--Acquisitions and Development

Stephen J. Butte (1)........  40         Senior Vice President, Chief Investment Officer and
                                         Secretary

Charles C. Lee, Jr..........  36         Senior Vice President--Marketing and Leasing

Francis X. Ryan.............  40         Senior Vice President--Property Operations

Timothy E. McKenna (1)......  36         Senior Vice President--Finance

Jennifer A. Pancoast........  36         Vice President--Leasing

Jeffrey D. Anderson.........  47         Vice President--Operations

Matthew Marshall............  34         Vice President--Industrial Leasing

George Hasenecz.............  32         Vice President--Acquisitions

Rosemarie Gentner...........  37         Vice President--Operations

Sandra Richardson...........  42         Vice President--Leasing

------------------------

(1) This executive is a named executive officer of the Company.

(2) This executive is a trustee of the Company.

    Mr. McBride has been Chairman of the Board of Trustees of the Company since December 1997. He served as Secretary of the Company from January 1998 until December 1998. He is currently a partner in the law firm of Harwood Lloyd, LLC. He has served as Chief Executive Officer of McBride Enterprises, Inc. and an affiliated family real estate, construction and brokerage companies since 1987 and has been a director of McBride Enterprises, Inc. and these affiliates since 1975. He has been a member of the Georgetown University Board of Regents since 1990, and is a member of the Board of Directors of the Towne Center Bank.
Mr. McBride has served as a director of Midlantic Corporation, Midlantic National Bank and various subsidiaries for thirteen years prior to its merger with PNC Bank in 1996. Prior to 1987, he was a partner in the law firm of Harwood Lloyd from 1981 to 1987, a partner in the law firm of Murphy, Ellis & McBride from 1997 to 1981, and an associate in the law firm of Robinson, Wayne & Greenberg from 1973 to 1977, all located in New Jersey. He is a member of the bars of New Jersey and New York.

    Mr. Kelter has been President of the Company since December 1997 and was appointed Chief Executive Officer in December 1998. He has over 18 years of experience in all phases of commercial real estate including development and third-party management. Mr. Kelter began his career at Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982, Mr. Kelter was employed by Vector Properties in Tulsa, Oklahoma, where he was in charge of the development and finance of several downtown Tulsa office building renovations. In 1982, Mr. Kelter founded Penn Square Properties, Inc. in Philadelphia and served as Chief Executive Officer and President. He has developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets.

    Mr. Peterson has served as Chief Financial Officer of the Company since August 1998 and was Secretary from December 1998 until September 1999. He was appointed Executive Vice President of the Company in December 1998. Prior to joining the Company, Mr. Peterson held a variety of positions with Post Properties, Inc. since 1989, including his most recent responsibility as Executive Vice President, Finance. While at Post Properties, Mr. Peterson managed all capital markets activities, maintained all rating agency relationships and oversaw accounting, budgeting and financial reporting functions. Mr. Peterson is a Certified Public Accountant, is a member of the National Association of Real Estate Investment Trusts and currently serves as Co-Chairman of its Accounting Committee and Adjunct member of the Best Financial Practices Task Force. He is a member of University of Florida Real Estate Advisory Board and serves on President's Council of the Real Estate Round Table.

    Mr. Begier has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's acquisition and development activities. In January 2000, he was appointed to Executive Vice President. Mr. Begier joined Penn Square Properties, Inc. in 1995; prior to working for Penn Square Properties he worked for eight years as a real estate broker with the Pennsylvania office of Cushman & Wakefield where he was responsible for leasing, sales and acquisition of commercial and industrial properties.

    Mr. Butte has served as Senior Vice President of the Company with primary responsibility for acquisition and development due diligence since
December 1997. He was appointed Chief Investment Officer in March 1999 and Secretary in September 1999. Prior to joining Penn Square Properties, Inc. in 1988, he spent five years in public accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry. Mr. Butte is a Certified Public Accountant.

    Mr. Lee has served as Senior Vice President of the Company since March 1998 with primary responsibility for the Company's leasing and marketing activities. Mr. Lee joined Penn Square Properties, Inc. in 1987 where he was responsible for leasing and marketing activities for various commercial properties. From September 1997 until March 1998, when he re-joined the Company, Mr. Lee was the regional leasing director for the Philadelphia region of Equity Office Properties. Prior to working for Penn Square Properties, he was an Assistant Portfolio Manager in the Private Banking Division of the Boston Safe Deposit and Trust Company.

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

    Mr. McKenna has served as Vice President-Finance of the Company from January 1999 until June 1998 when he was promoted to Senior Vice President-Finance. Mr. McKenna was previously employed as a senior manager in the Real Estate Services Group of Arthur Andersen LLP's Philadelphia office. Prior to joining the Company, he worked for over 12 years providing consulting and accounting services to publicly and privately-owned real estate companies; over 11 years of his experience was obtained as an employee of Arthur Andersen LLP. Mr. McKenna is a Certified Public Accountant.

    Ms. Pancoast has served as Vice President of the Company since
December 1997 with responsibility for the Company's leasing activities related to office properties. Since January 2000, she is responsible for leasing activities associated with the Company's industrial portfolio. Prior to rejoining Penn Square Properties, Inc. in October 1995, she spent two years with Bell Atlantic Properties, the real estate subsidiary of Bell Atlantic, where she was director of property management for over 600,000 square feet of properties located in the Philadelphia region. From September 1990 until September 1993 she was responsible for leasing over 600,000 square feet of office properties located in Philadelphia for Penn Square Properties, Inc. From September 1986 until September 1990, she worked as a real estate broker for The Flynn Company, a manager and developer of office and industrial properties in the Philadelphia region.

    Mr. Anderson has served as Vice President of the Company since August 1998 with primary responsibility for the operations and management of the properties located in New York state. Mr. Anderson was previously employed by Pioneer Management Services Company, an affiliate of Pioneer Development LLC from
March 1996 until August 1998 as director of property management where he managed over five million square feet of office and retail properties located in the northeastern region of the United States. From March 1993 until March 1996, he was vice president of property management for United Properties, Inc., a developer and manager of commercial properties located in Minneapolis, Minnesota. Prior to March 1993, he was director of property management for the Trammell Crow Company's Milwaukee, Wisconsin office for thee years and managed over six million square feet of office and industrial properties. He has over twenty years of property management experience.

    Mr. Marshall has served as Vice President of the Company since October 1999 with responsibility for the Company's leasing activities related to industrial properties. Mr. Marshall was previously employed by Trammell Crow Company in Wayne, Pennsylvania from August 1998 to October 1999 where he was Senior Associate and was responsible for leasing and advisory services for institutional and corporate clients. Prior to joining Trammell Crow Company, he was employed by the Staubach Company in Palo Alto, California from March 1995 to July 1998 where he was responsible for business development in Silicon Valley and the northwest United States. He began his career in real estate in July 1989 with the Binswanger Company in Philadelphia, Pennsylvania where he remained as a commercial broker until March 1993. Mr. Marshall has 11 years experience in the commercial real estate industry, specializing in project leasing and tenant advisory services.

    Mr. Hasenecz joined the Company in October 1999 as a senior analyst before being promoted to Vice President in January 2000. Mr. Hasenecz was previously employed by Brandywine Realty Trust as the marketing and leasing director of central New Jersey region since December 1998. Prior to that, Mr. Hasenecz served as the senior acquisition analyst at Brandywine since December 1997 overseeing the acquisition of over three million square feet of office and industrial properties with 71 acres of additional developable land at a total purchase price of $362 million. He joined Brandywine in April 1997 as an acquisition analyst and handled the acquisition of four million square feet of office and industrial properties and 200 acres of developable land. Prior to that time, Mr. Hasenecz served as a senior accountant for Jackson-Cross*ONCOR International, a Philadelphia-based private real estate company, from April 1994 until April 1997.

    Ms. Gentner joined Penn Square Properties in November 1997 as property administrator. She was promoted to Vice President-Property Operations in January 2000. Ms. Gentner is responsible for oversight of all the Company's property managers, as well as risk management. She was previously employed by Renaissance Properties since 1992 as senior property manager responsible for overseeing and coordinating the day-to-day facilities management of a diverse portfolio of assets, including commercial office, residential, and industrial complexes aggregating over 3.0 million square feet and stretching from Maine to Delaware. Ms. Gentner began her management career with Kevin F. Donohoe Company in 1988 in Philadelphia as property manager responsible for 1.3 million square feet of office space.

    Ms. Richardson joined the Company in May 1998 as leasing director for the office portfolio managed for third parties. She was promoted to Vice President in February 2000. Currently, Ms. Richardson's responsibilities include the leasing activities for the Company's office portfolio and the office assets managed for third parties. She was previously employed by Compass, an Equitable Real Estate affiliate, since May 1996 and Heitman Financial Services, a national pension fund advisor, from May 1989 to May 1996 where she was responsible for institutional leasing management and asset management. Prior to that, she worked with a brokerage firm in Washington, DC since November 1986 handling leasing on several accounts for national institutional investors.

ITEM 2. DESCRIPTION OF PROPERTY

SUMMARY PROPERTY TABLE

    The following table sets forth certain information with respect to each of the Properties at December 31, 1999.

                                                                                                     % OF
                                                                                                   PORTFOLIO
                                                                                                   RENTABLE
                                       # OF                             YEAR BUILT/     SQUARE      SQUARE        %
             BUILDINGS               BUILDINGS         LOCATION          RENOVATED       FEET        FEET       LEASED
-----------------------------------  ---------   --------------------   -----------   ----------   ---------   --------
INDUSTRIAL:
100 Oakhill Road...................       1      Mountaintop, PA           1996          105,000      0.56%     100.0%
1701 Pollitt Drive (4).............       1      Fair Lawn, NJ             1968          108,877      0.58%     100.0%
1905 Nevins Road (4)...............       1      Fair lawn, NJ             1955          151,700      0.81%     100.0%
2 Volvo Drive (4)..................       1      Rockleigh, NJ          1966/1995         67,460      0.36%     100.0%
5 Thornton Road (4)................       1      Oakland, NJ             1973/81         151,874      0.81%     100.0%
1305 Goshen Parkway................       1      West Chester, PA          1991           90,000      0.48%     100.0%
One Tabas Lane.....................       1      Exton, PA                 1970          150,027      0.80%     100.0%
Two Tabas Lane.....................       1      Exton, PA               1970/91         150,000      0.80%     100.0%
1091 Arnold Road...................       1      Reading, PA               1996          133,055      0.71%     100.0%
1157 Arnold Road...................       1      Reading, PA               1995          219,120      1.17%     100.0%
101 Commerce Drive.................       1      Mechancisburg, PA         1997          597,100      3.20%     100.0%
1 Phillips Drive...................       1      Mountaintop, PA        1991-1993        400,000      2.14%     100.0%
1001, 1011 AIP Drive...............       2      Middletown, PA            1991          284,262      1.52%     100.0%
2400, 2404, 2410 Gettysburg Road...       3      Camp Hill, PA          1952/1993        182,770      0.98%     100.0%
4472 & 4480 Steelway Blvd..........       4      Liverpool, NY             1977          655,500      3.50%     100.0%
Northeastern Industrial Park, Bldg.
  21...............................       1      Albany, NY                1989          100,000      0.54%     100.0%
Northeastern Industrial Park, Bldg.
  22...............................       1      Albany, NY                1988          104,000      0.55%     100.0%
Northeastern Industrial Park, Bldg.
  8................................       1      Albany, NY             1950/1997        192,645      1.03%     100.0%
4, 5 & 8 Marway Circle.............       3      Gates, NY               1976/77         171,300      1.05%      94.7%
1030 South Edgewood Drive..........       1      Urbana, OH                1988          200,000      1.07%     100.0%
16725 Square Drive.................       1      Marysville, OH            1987          133,500      0.71%     100.0%
3530 East Pike.....................       1      Zanesville, OH            1991          300,000      1.61%     100.0%
5555 Massillon Road................       1      Green, OH                 1996          255,000      1.37%     100.0%
One Apollo Drive...................       1      Glens Falls, NY           1992          158,000      0.85%     100.0%
1440 Sheffler Drive................       1      Chambersburg, PA          1996          355,200      1.90%     100.0%
1465 Nitterhouse Drive.............       1      Chambersburg, PA          1995          420,000      2.25%     100.0%
2294 Molly Pitcher Highway.........       1      Chambersburg, PA          1986          621,400      3.32%     100.0%
4400 W. 96(th) Street..............       1      Indianapolis, IN          1998          100,000      0.54%     100.0%
6402 Corporate Drive...............       1      Indianapolis, IN          1996          162,608      0.87%     100.0%
8677 Logo Court....................       1      Indianapolis, IN          1993          599,152      3.21%     100.0%
1221 South Batesville Road.........       1      Greer, SC              1970/1985        434,798      2.33%      99.2%
Augusta Road Industrial Park.......       2      Greenville, SC            1996          360,000      1.92%     100.0%
Buncombe Road Industrial Park......       5      Greer, SC              1988/1995        350,000      1.88%      94.3%
Outlaw Industrial Park.............       3      Greenville, SC         1994/1997        302,000      1.62%     100.0%
Piedmont Highway Industrial Park...       3      Piedmont, SC           1995/1997        400,000      2.13%     100.0%
Rocky Creek Business Park..........       5      Greenville, SC            1997          159,400      0.85%     100.0%
White Horse Industrial Park........       7      Greenville, SC         1989/1997        390,000      2.09%      76.9%
104 Hidden Lake Circle.............       1      Duncan, SC             1986/1992        142,500      0.76%     100.0%
118 Moonachie......................       1      Carlstadt, NJ             1989          243,751      1.30%     100.0%
122 Hidden Lake Circle.............       1      Duncan, SC                1998          303,091      1.62%     100.0%
1311 Majestic Drive................       1      Fremont, OH               1993          143,400      0.77%     100.0%
135 Fieldcrest.....................       1      Edison, NJ                1980           77,975      0.42%     100.0%
1411 Majestic Drive................       1      Fremont, OH               1995          181,350      0.96%     100.0%
18 Madison.........................       1      Fairfield, NJ             1979           14,000      0.08%     100.0%
200 Carter.........................       1      Edison, NJ                1985          105,910      0.57%     100.0%
200 Industrial Avenue..............       1      Teterboro, NJ             1998          332,352      1.78%     100.0%
200-250 Kennedy....................       1      Sayerville, NJ            1988          164,267      0.88%     100.0%
21 Cranbury........................       1      Cranbury, NJ              1998          845,835      4.53%     100.0%
21 Roadway.........................       1      Harrisburg, PA            1988          407,100      2.18%     100.0%
22 Madison.........................       1      Fairfield, NJ             1980           39,875      0.21%     100.0%
221 South 10(th) Street............       1      Lemoyne, PA               1997          885,802      4.75%     100.0%
24 Abeel...........................       1      Cranbury, NJ              1978           40,022      0.21%     100.0%
24 Madison.........................       1      Fairfield, NJ             1992           35,494      0.19%     100.0%
243 St. Nicholas (3)(4)............       1      South Plainfield, NJ      1984           15,000      0.08%     100.0%
26 Madison.........................       1      Fairfield, NJ             1992           30,306      0.16%     100.0%
275-285 Pierce.....................       1      Franklin Twp., NJ         1988          102,735      0.55%     100.0%
300 Enterprise Drive...............       1      Bellevue, OH              1998          181,838      0.97%     100.0%
300-350 Kennedy....................       1      Sayerville, NJ            1988          161,705      0.87%     100.0%
301-321 Herrod.....................       1      S. Brunswick, NJ          1989          610,949      3.28%     100.0%
309 Kennedy........................       1      Sayerville, NJ            1996          202,000      1.08%     100.0%
34 Englehard.......................       1      Cranbury, NJ              1982          203,404      1.09%     100.0%
351 West 10(th) Street.............       1      Indianapolis, IN          1999           39,252      0.21%     100.0%
409 Kennedy........................       1      Sayerville, NJ            1996          225,831      1.21%     100.0%
535 Secaucus.......................       1      Secaucus, NJ              1974           68,439      0.37%     100.0%
55 Carter..........................       1      Edison, NJ                1986          108,548      0.58%      92.9%
600 Hagerty Drive..................       1      Fremont, OH            1980/86/87       126,250      0.68%     100.0%
605 Hagerty Drive..................       1      Fremont, OH               1991           76,464      0.41%     100.0%
670 Hagerty Drive..................       1      Fremont, OH            1980/88/90       100,272      0.54%     100.0%
800 Hagerty Drive..................       1      Fremont, OH               1987           30,150      0.16%     100.0%
Mt. Ebo............................       1      Mt. Ebo, NY               1998           93,948      0.50%     100.0%
One Nixon..........................       1      Edison, NJ                1987          192,829      1.03%     100.0%
                                        ---                                           ----------     -----      -----
Total Industrial Properties........      98                                           16,248,392     87.11%      99.2%

                                                                           ANNUALIZE
                                                      % OF                  RENT PER
                                                   PORTFOLIO                 LEASED
                                     ANNUALIZED    ANNUALIZED     # OF       SQUARE
             BUILDINGS                RENT (1)        RENT       LEASES     FOOT (2)            MAJOR TENANTS
-----------------------------------  -----------   ----------   --------   ----------   ------------------------------
INDUSTRIAL:
100 Oakhill Road...................  $   386,870      0.40%         1        $ 3.68     Dana Perfumes Corp.
1701 Pollitt Drive (4).............      723,263      0.75%         4          6.64     MDA Services
1905 Nevins Road (4)...............      701,613      0.73%         1          4.63     Road-Con Systems
2 Volvo Drive (4)..................      502,572      0.52%         1          7.45     National Medical
5 Thornton Road (4)................    1,050,512      1.09%         1          6.92     Aramis, Inc.
1305 Goshen Parkway................      432,000      0.45%         1          4.80     Communication Test Design
One Tabas Lane.....................      450,084      0.47%         1          3.00     Alstrip
Two Tabas Lane.....................      762,520      0.79%         1          5.08     International Paper
1091 Arnold Road...................      465,696      0.48%         1          3.50     The Glidden Company
1157 Arnold Road...................      747,636      0.78%         3          3.41     HMG Intermark Worldwide
101 Commerce Drive.................    2,376,458      2.47%         1          3.98     Hershey Foods, Inc.
1 Phillips Drive...................    1,188,000      1.23%         1          2.97     Philips Lighting Co.
1001, 1011 AIP Drive...............    1,044,282      1.08%         6          3.67     Bayard Sales
2400, 2404, 2410 Gettysburg Road...      755,453      0.78%         4          4.13     Exel Logistics
4472 & 4480 Steelway Blvd..........    1,770,745      1.84%         1          2.70     GATX Logistics, Inc.
Northeastern Industrial Park, Bldg.
  21...............................      762,600      0.79%         2          7.63     Distribution Unlimited
Northeastern Industrial Park, Bldg.
  22...............................      530,400      0.55%         1          5.10     Ameriserve Food
Northeastern Industrial Park, Bldg.
  8................................      659,097      0.68%         1          3.42     Moran Foods, Inc.
4, 5 & 8 Marway Circle.............      584,981      0.94%        10          3.42     Anixter, Inc.
1030 South Edgewood Drive..........      440,000      0.46%         1          2.20     ODW Logistics, Inc.
16725 Square Drive.................      481,572      0.50%         1          3.61     Midwest Express, Inc.
3530 East Pike.....................      840,000      0.87%         1          2.80     Owens Brockway Glass
5555 Massillon Road................      907,500      0.94%         2          3.56     General Electric
One Apollo Drive...................    1,323,104      1.37%         1          8.37     Niagra Mohawk
1440 Sheffler Drive................    1,518,836      1.58%         3          4.28     Ingram Book Company
1465 Nitterhouse Drive.............    1,617,000      1.68%         1          3.85     Franklin Storage, Inc.
2294 Molly Pitcher Highway.........    2,330,256      2.42%         2          3.75     Franklin Storage, Inc.
4400 W. 96(th) Street..............      930,000      0.97%         1          9.30     Support Net
6402 Corporate Drive...............      894,456      0.93%         2          5.50     Brightpoint, Inc.
8677 Logo Court....................    1,527,838      1.59%         1          2.55     Logo 7
1221 South Batesville Road.........    1,188,560      1.23%         2          2.73     BMW
Augusta Road Industrial Park.......    1,026,000      1.07%         2          2.85     Benore Logistics Systems
Buncombe Road Industrial Park......      898,500      0.93%         4          2.57     Spring Industries
Outlaw Industrial Park.............      588,504      0.61%         3          1.95     Graco
Piedmont Highway Industrial Park...    1,075,000      1.11%         3          2.69     Fabri-Kal Corp.
Rocky Creek Business Park..........      529,300      0.55%         5          3.32     Export Packaging
White Horse Industrial Park........      810,500      0.84%         6          2.08     Benore Logistics Systems
104 Hidden Lake Circle.............      550,960      0.57%         1          3.87     BMG Music
118 Moonachie......................    1,828,128      1.90%         1          7.50     Coca Cola
122 Hidden Lake Circle.............    1,000,178      1.04%         1          3.30     BMG Music
1311 Majestic Drive................      394,350      0.41%         1          2.75     Poly-Foam International, Inc.
135 Fieldcrest.....................      327,350      0.34%         2          4.20     Front Row
1411 Majestic Drive................      498,713      0.52%         1          2.75     GMH Enterprises
18 Madison.........................       95,904      0.10%         1          6.85     Logotech, Inc.
200 Carter.........................      409,332      0.43%         2          3.86     Johnson Control
200 Industrial Avenue..............    2,193,528      2.28%         1          6.60     Neuman Distributors, Inc.
200-250 Kennedy....................      739,200      0.77%         1          4.50     Garden Bolt
21 Cranbury........................    3,421,440      3.55%         4          4.05     Cosmetic Essence
21 Roadway.........................    1,567,332      1.63%         1          3.85     Dana Corporation
22 Madison.........................      215,724      0.22%         1          5.41     Gould Pumps
221 South 10(th) Street............    3,080,119      3.20%         5          3.48     International Paper
24 Abeel...........................      190,000      0.20%         1          4.75     KAR Products
24 Madison.........................      226,323      0.24%         2          6.38     Crane Packing
243 St. Nicholas (3)(4)............       82,500      0.09%         1          5.50     Vanguard
26 Madison.........................      170,466      0.18%         2          5.62     Intermarket Tech
275-285 Pierce.....................      436,581      0.45%         2          4.25     MBI Merchandising A
300 Enterprise Drive...............      551,013      0.57%         2          3.03     American Can
300-350 Kennedy....................      707,328      0.73%         3          4.37     Enchante
301-321 Herrod.....................    2,291,064      2.38%         1          3.75     Herrod Distribution
309 Kennedy........................      909,000      0.94%         1          4.50     Nippon Express
34 Englehard.......................      894,984      0.93%         1          4.40     SETCO
351 West 10(th) Street.............      368,580      0.38%         1          9.39     Office Works
409 Kennedy........................      982,365      1.02%         1          4.35     Guest Supply
535 Secaucus.......................      410,634      0.42%         2          6.00     LTA Group
55 Carter..........................      432,392      0.45%         4          3.98     Checkolite
600 Hagerty Drive..................      347,187      0.36%         1          2.75     Poly-Foam International, Inc.
605 Hagerty Drive..................      210,276      0.22%         1          2.75     Poly-Foam International, Inc.
670 Hagerty Drive..................      300,816      0.31%         1          3.00     Poly-Foam International, Inc.
800 Hagerty Drive..................      113,063      0.12%         1          3.75     Armstrong
Mt. Ebo............................      898,143      0.93%         1          9.56     Schien Pharmaceutical
One Nixon..........................      645,981      0.67%         2          3.35     Ultimate Distribution
                                     -----------     -----        ---        ------
Total Industrial Properties........  $62,312,662     64.42%       137        $ 3.84

                                                                                                     % OF
                                                                                                   PORTFOLIO
                                                                                                   RENTABLE
                                       # OF                             YEAR BUILT/     SQUARE      SQUARE        %
             BUILDINGS               BUILDINGS         LOCATION          RENOVATED       FEET        FEET       LEASED
-----------------------------------  ---------   --------------------   -----------   ----------   ---------   --------
128 Bauer Drive (4)................       1      Oakland, NJ               1981           41,450      0.22%     100.0%
1500 Pollit Drive (4)..............       1      Fair Lawn, NJ          1970/1992         18,614      0.10%     100.0%
1600 Route 208 (4).................       1      Fair Lawn, NJ             1983           52,748      0.28%      99.6%
1655 Valley Road (4)...............       1      Wayne, NJ                 1989          155,700      0.83%     100.0%
1900 Pollitt Drive (4).............       1      Fair Lawn, NJ          1970/84/95        77,262      0.41%     100.0%
22-08 Route 208 (4)................       1      Fair Lawn, NJ          1968/1998         75,599      0.41%      97.0%
40 Potash Road (4).................       1      Oakland, NJ               1992           60,994      0.33%     100.0%
95 Bauer Drive (4).................       1      Oakland, NJ            1974/1991          6,792      0.04%     100.0%
99 Bauer Drive (4).................       1      Oakland, NJ               1971           20,449      0.11%     100.0%
8 Airline Drive....................       1      Albany, NY                1997           61,127      0.33%     100.0%
Fifteen Columbia Circle............       1      Albany, NY                1995           82,608      0.44%     100.0%
Nine Columbia Circle...............       1      Albany, NY                1992           10,908      0.06%      98.4%
One Columbia Circle................       1      Albany, NY                1991           68,895      0.37%     100.0%
Seventeen Columbia Circle..........       1      Albany, NY                1995           66,000      0.35%     100.0%
Thirteen Columbia Circle...........       1      Albany, NY                1996           21,468      0.12%     100.0%
Three Columbia Circle..............       1      Albany, NY                1992           78,971      0.42%     100.0%
6 British American Boulevard.......       1      Latham, NY                1980           70,550      0.38%      98.6%
Corporate Center 15 (4)............       1      Mechanicsburg, PA         1979           55,574      0.30%      71.5%
Executive Park (4).................       1      Wyomissing, PA            1979           52,841      0.28%     100.0%
Hillside Corporate Center (4)......       1      Mechanicsburg, PA         1991           67,473      0.36%      98.2%
Treeview Corporate Center (4)......       1      Wyomissing, PA            1991           63,084      0.34%      83.0%
Winchester Plaza Corp. Ctr. (4)....       1      Allentown, PA          1992/1998        146,000      0.78%     100.0%
1045 James Street..................       1      Syracuse, NY              1992           50,000      0.27%     100.0%
125 Indigo Creek Drive.............       1      Greece, NY                1992           26,700      0.14%     100.0%
250 South Clinton Street...........       1      Syracuse, NY              1991          183,206      0.98%      97.5%
308 Maltbie Street.................       1      Syracuse, NY              1992           26,221      0.14%     100.0%
400 West Division Street...........       1      Syracuse, NY              1992           38,051      0.21%      84.7%
5000 Campuswood Drive..............       1      East Syracuse, NY         1988           32,636      0.17%     100.0%
5009 Campuswood Drive..............       1      East Syracuse, NY         1989            6,584      0.04%     100.0%
5010 Campuswood Drive..............       1      East Syracuse, NY         1989           70,163      0.38%      98.5%
5015 Campuswood Drive..............       1      East Syracuse, NY         1991           99,888      0.54%      99.6%
507 Franklin Square................       1      Syracuse, NY              1991           71,449      0.38%     100.0%
One Clinton Square.................       1      Syracuse, NY              1991           39,609      0.21%     100.0%
One Park Place.....................       1      Syracuse, NY              1983          290,278      1.56%      91.7%
                                        ---                                           ----------     -----      -----
Sub-Total Office...................      34                                            2,289,892     12.28%      96.9%
OTHER:
88 Mary Street.....................       1      Paterson, NJ              1976          114,000      0.61%     100.0%
                                        ---                                           ----------     -----      -----
GRAND TOTAL........................     133                                           18,652,284     100.0%      98.9%
                                        ===                                           ==========     =====      =====

                                                                           ANNUALIZE
                                                      % OF                  RENT PER
                                                   PORTFOLIO                 LEASED
                                     ANNUALIZED    ANNUALIZED     # OF       SQUARE
             BUILDINGS                RENT (1)        RENT       LEASES     FOOT (2)            MAJOR TENANTS
-----------------------------------  -----------   ----------   --------   ----------   ------------------------------
128 Bauer Drive (4)................  $   244,469      0.25%         4        $ 5.90     N-D Industries
1500 Pollit Drive (4)..............      162,873      0.17%         1          8.75     Bell Atlantic-NJ, Inc.
1600 Route 208 (4).................      834,090      0.87%        22         15.81     Fogarty & Hara
1655 Valley Road (4)...............    2,617,800      2.72%         1         16.81     Reckitt & Coleman, Inc.
1900 Pollitt Drive (4).............      687,632      0.71%         1          8.90     Paid Prescriptions
22-08 Route 208 (4)................    1,026,914      1.07%        10         13.58     Maxell Corporation
40 Potash Road (4).................    1,216,377      1.26%         1         19.94     TCI-UA-Columbia
95 Bauer Drive (4).................       88,296      0.09%         1         13.00     Greentree Learning
99 Bauer Drive (4).................      141,303      0.15%         1          6.91     Stratton Travel, Inc.
8 Airline Drive....................      882,053      0.92%         4         14.43     Homestead Funding
Fifteen Columbia Circle............      970,644      1.01%         1         11.75     Prudential Insurance
Nine Columbia Circle...............      178,382      0.19%         4         16.35     Banc One Financial
One Columbia Circle................    1,108,707      1.15%         6         16.09     Novalis
Seventeen Columbia Circle..........      741,180      0.77%         2         11.23     CDPHP
Thirteen Columbia Circle...........      270,552      0.28%         4         12.60     Roemer, Wallens & Mineaux
Three Columbia Circle..............    1,124,102      1.17%        18         14.23     Thompson Corp.--Delmar
6 British American Boulevard.......      490,750      0.51%         8          6.96     BOCES
Corporate Center 15 (4)............      631,283      0.66%         6         11.36     Acordia Northeast
Executive Park (4).................      883,832      0.92%        10         16.73     GE Capital
Hillside Corporate Center (4)......    1,121,653      1.16%         9         16.62     Travelers
Treeview Corporate Center (4)......      869,069      0.90%        11         13.78     Carpenter Technology
Winchester Plaza Corp. Ctr. (4)....    2,448,618      2.54%         3         16.77     Aetna Life & Casualty
1045 James Street..................      825,996      0.86%         1         16.52     Royal Indemnity Co.
125 Indigo Creek Drive.............      346,500      0.36%         1         12.98     Park Ridge Health
250 South Clinton Street...........    3,195,601      3.32%        11         17.44     AT&T Communications
308 Maltbie Street.................      329,688      0.34%         3         12.57     First Fortis
400 West Division Street...........      539,015      0.56%         2         14.17     Royal Indemnity Co.
5000 Campuswood Drive..............      546,085      0.57%         6         16.73     Cruise's Inc.
5009 Campuswood Drive..............       96,427      0.10%         1         14.65     Children's Discovery Center
5010 Campuswood Drive..............    1,150,919      1.20%         9         16.40     National Grange
5015 Campuswood Drive..............    1,686,617      1.75%         8         16.89     Time Warner/Intermedia
507 Franklin Square................    1,240,982      1.29%         2         17.37     Unity Mutual Life
One Clinton Square.................      763,297      0.79%         2         19.27     Fleet Bank
One Park Place.....................    4,436,158      4.59%        19         15.28     Hartford Fire Insurance
                                     -----------     -----        ---        ------
Sub-Total Office...................  $33,897,864     35.04%       193        $14.80
OTHER:
88 Mary Street.....................  $   525,000      0.54%         1        $ 4.61     St. Joseph's Hospital
                                     -----------     -----        ---        ------
GRAND TOTAL........................  $96,735,526     100.0%       331        $ 5.19
                                     ===========     =====        ===        ======

----------------------------------------
(1) Annualized Rent, as used throughout this report, represents the total contractual base rent under existing leases for the month ended December 31, 1999, before any abatement and excluding any expense reimbursements, multiplied by 12.

(2) Annualized Rent Per Leased Square Foot, as used throughout this report, represents Annualized Rent, as described in Footnote (1) above, divided by the square footage of the property.

(3) This property was sold for net proceeds of approximately $900,000 in January 2000. This sale resulted in a gain of approximately $100,000 for financial reporting purposes.

(4) This property has been classified as held for sale in the Company's 1999 consolidated financial statements included herein.

PRINCIPAL TENANTS

    The following table sets forth information regarding the leases with respect to the current ten (10) largest tenants at the Properties, based on the Annualized Rent received from such tenants as of December 31, 1999.

                                                     TERM                    % OF TOTAL                        % OF TOTAL
                                                  REMAINING                   PORTFOLIO                         PORTFOLIO
TENANT (1)                      PROPERTY          IN MONTHS    SQUARE FEET   SQUARE FEET   ANNUALIZED RENT   ANNUALIZED RENT
----------               -----------------------  ----------   -----------   -----------   ---------------   ---------------
Franklin Storage.......  1440 Sheffler Drive
                         1465 Nitterhouse Drive
                         2294 Molly Pitcher
                         Highway                     10-34        852,000        4.57%       $ 3,243,560          3.37%
Reckitt & Colman,
  Inc. ................  1655 Valley Road (3)           48        155,700        0.84%         2,617,800          2.72%
Hershey Foods Corp. ...  101 Commerce Drive            156        597,100        3.20%         2,376,458          2.47%
Aetna Life &             Winchester Plaza Corp.
  Casualty.............  Center (3)                     88        133,082        0.71%         2,358,564          2.45%
Niagara Mohawk.........  507 Franklin Square
                         One Apollo Drive           21-168        188,449        1.01%         1,863,574          1.94%
Herrod Distribution....  301-321 Herrod
                         Boulevard                      26        610,949        3.28%         2,291,064          2.38%
Neuman Distributors,
  Inc..................  200 Industrial Avenue         160        332,352        1.78%         2,193,528          2.28%
Cosmetic Essence.......  21 Cranbury Road              108        483,507        2.59%         1,987,212          2.06%
International Paper....  221 South 10(th) Street
                         Two Tabas Lane              36-89        461,707        2.48%         1,861,487          1.93%
Coca Cola..............  118 Moonachie Avenue           13        243,751        1.31%         1,828,128          1.90%
                                                    ------      ---------       -----        -----------          ----
Total/Weighted
  Average (2)..........                                 75      4,058,597       21.77%       $22,621,375          23.5%
                                                    ======      =========       =====        ===========          ====

------------------------------

(1) This list is not intended to be representative of the Company's tenants as a whole.

(2) Weighted average calculations based on the total square footage leased by each tenant.

(3) This property has been classified as held for sale in the Company's 1999 consolidated financial statements included herein.

LEASE EXPIRATIONS

    The following table sets forth the annual lease expirations and certain other information for leases existing at the Properties as of December 31, 1999 (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                             PERCENTAGE OF                         ANNUALIZED RENT PER
YEAR OF                   NUMBER OF      SQUARE FOOTAGE OF   TOTAL LEASED    ANNUALIZED RENT OF   LEASED SQUARE FOOT OF
LEASE EXPIRATION       LEASES EXPIRING    EXPIRING LEASES     SQUARE FEET     EXPIRING LEASES        EXPIRING LEASES
----------------       ---------------   -----------------   -------------   ------------------   ---------------------
2000.................         76              3,356,942            18.20%        $13,877,075                  4.13
2001.................         42              1,681,317             9.12%         10,192,074                  6.06
2002.................         49              3,706,963            20.10%         14,500,978                  3.91
2003.................         47              1,396,691             7.57%         11,520,489                  8.25
2004.................         38              1,213,717             6.58%          7,618,865                  6.28
2005.................         18                715,706             3.88%          5,789,880                  8.09
2006.................         25              1,395,763             7.57%          7,703,852                  5.52
2007.................          9              1,607,460             8.72%          8,060,287                  5.01
2008.................          8                772,111             4.19%          5,079,648                  6.58
2009.................          7                726,515             3.94%          2,524,713                  3.48
2011.................          3                348,023             1.89%          1,393,995                  4.01
2012.................          2                658,094             3.57%          3,592,835                  5.46
2013.................          3                491,430             2.67%          3,535,411                  7.19
2014.................          3                229,414             1.24%            903,963                  3.94
2018.................          1                139,703             0.76%            441,461                  3.16
                            ----             ----------        ---------         -----------           -----------
Total................        331             18,439,849           100.00%        $96,735,526           $      5.25
                            ====             ==========        =========         ===========           ===========

ITEM 3. LEGAL PROCEEDINGS.

    Neither the Company nor the Properties are presently subject to any litigation nor is the Company aware of any threatened litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On December 16, 1999, a Special Meeting of Shareholders was held in which the following matters were submitted to a vote of the shareholders of the Company.

       1. To elect one Class I trustee to serve until the Annual Meeting of Shareholders to be held in 2001 and until his successor is duly elected and qualified and one Class II trustee to serve until the Annual Meeting of Shareholders to be held in 2002 and until his successor is duly elected and qualified.

       2. To approve the issuance of up to 6.5 million Common Shares upon conversion of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Units of the Operating Partnership, which have been or may be issued to certain individuals and entities in consideration for the Company's acquisition of certain entities owning 28 industrial facilities pursuant to a contribution agreement among the Company, the Operating Partnership and such individuals and entities.

    The shareholders of the Company approved both matters by the following votes in person or by proxy:

                                         VOTES CAST
                               -------------------------------                  BROKER
MATTER                            FOR      AGAINST    WITHHELD   ABSTENTIONS   NON-VOTES
------                         ---------   --------   --------   -----------   ---------
1............................  4,902,908        --     6,847        4,300           --
2............................  4,198,391    86,958        --        6,800           --

    Mr. Morris was elected to serve as a Class I trustee and Mr. Rechler was elected to serve as a Class II trustee until the Annual Meeting of Shareholders to be held in 2001 and 2002, respectively. Voting results for both Mr. Morris and Mr. Rechler were as indicated above. After the Special Meeting of Shareholders, Mr. Falcone and Mr. Galesi continued to serve as Class I trustees until the Annual Meeting of Shareholders to be held in 2001, Mr. Kelter and Mr. Platt continued to serve as Class II trustees until the Annual Meeting of Shareholders to be held in 2002, and Mr. Lesser, Mr. McBride and Mr. Mulvihill continued to serve as Class III trustees until the Annual Meeting of Shareholders to be held in 2000.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's Common Shares are traded on the American Stock Exchange ("AMEX") under the symbol "KTR". The high and low last sale prices as reported by the AMEX for each calendar quarter from January 1, 1998 to December 31, 1999 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:

                                                                  SALES PRICE
                                                    ---------------------------------------
YEAR/QUARTER                                          HIGH           LOW          DIVIDENDS
------------                                        --------       --------       ---------
1999:
  1(st) Quarter...................................    $15 5/8        $12 5/8      $0.26500
  2(nd) Quarter...................................    $16 7/8        $12 3/4      $0.26500
  3(rd) Quarter...................................    $16 1/2        $14 1/16     $0.29500
  4(th) Quarter...................................    $16 1/8        $14 1/2      $0.29500

1998:
  1(st) Quarter...................................    $20            $15 3/8      $0.22000
  2(nd) Quarter...................................    $20            $16 5/8      $0.22000
  3(rd) Quarter...................................    $18 3/8        $12 3/8      $0.26500
  4(th) Quarter...................................    $15 7/8        $11 7/8      $0.26500

    As of December 31, 1999, the Company had 144 shareholders of record and believes that it had in excess of 1,200 beneficial holders.

    The Company currently anticipates that comparable cash dividends will continue to be paid in the future however, the payment and the amount of the dividends is at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow and its capital and annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors that the Board of Trustees deems relevant.

    During the fourth quarter of 1999 and in January 2000, the Company sold an aggregate of 1,379,311 Common Shares directly to Hudson Bay Partners II, L.P. ("Hudson Bay"), Hudson Bay Partners, Inc., Crescent Real Estate Equities Limited Partnership ("Crescent"), David H. Lesser, Jeffrey E. Kelter, Michael J. Falcone, Russell C. Platt, Francesco Galesi, David F. McBride (collectively, the "Holders") and several members of the McBride family, and funds affiliated with Morgan Stanley Asset Management at a purchase price of $14.50 per share. The market price of the Common Shares was $14.50 on August 3, 1999, the date the Board of Trustees approved the issuance of the Common Shares (based upon the closing price on the day prior to the meeting of the Board of trustees). The Common Shares were sold as follows: on October 12, 1999, the Company issued and sold 68,966 of these Common Shares to Mr. Galesi; on October 29, 1999, the Company issued and sold 586,207 of these Common Shares to Mr. Kelter; on December 10, 1999, the Company issued and sold 89,655 of these Common Shares to Hudson Bay; on December 29, 1999, the Company issued and sold 6,620 of these Common Shares to Hudson Bay, 252 of these Common Shares to Hudson Bay
Partners, Inc., 406,559 of these Common Shares to Crescent, 47,317 of these Common Shares to David H. Lesser, and 3,000 of these Common Shares to Russell C. Platt; on January 18, 2000, the Company issued and sold 2,236 of these Common Shares to David F. McBride.

    In connection with the issuance of Common Shares to the Holders, the Operating Partnership issued to Hudson Bay and to Messrs. Kelter and David F. McBride (the "OP Unit Recipients") 278,034 OP Units in exchange for certain warrants to acquire 300,000 Common Shares and the cancellation of certain warrants to acquire 375,000 Units at an exercise price of $11.00 per share or OP Unit, which were held by Hudson Bay and Messrs. Kelter and David F. McBride.

    In December 1999, the Company issued 5,602 Common Shares, in aggregate, to its trustees as compensation for services provided to the Company in their capacity as members of the Board of Trustees during the second and third quarters of our 1999 fiscal year.

ITEM 6. SELECTED AND SUMMARY FINANCIAL DATA

    The following table sets forth selected financial data for the Company for each of the five years in the period ended December 31, 1999. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                                                                          YEARS ENDED DECEMBER 31,
                                                                   (IN 000'S, EXCEPT FOR PER SHARE DATA)
                                                      ----------------------------------------------------------------
                                                         1999          1998          1997         1996         1995
                                                      -----------   -----------   ----------   ----------   ----------
OPERATING DATA
Total revenue.......................................  $    84,526   $    41,028   $    8,197   $   10,240   $    9,966
Property operating expenses.........................       15,096         7,693        3,112        4,350        4,107
Management fees paid to affiliate...................        3,048         1,121           --           --           --
General and administrative expenses.................        3,650           759          732          515          653
Depreciation and amortization.......................       16,359         6,911          909        1,366        1,304
Buy out of employment agreements,
  options and warrants..............................           --            --        3,203           --           --
Interest expense....................................       30,307        14,539        3,134        3,897        4,172
                                                      -----------   -----------   ----------   ----------   ----------
Total operating expenses............................       68,460        31,023       11,090       10,128       10,236

Equity in (losses) income
  from equity method investments....................          (62)       (1,167)         404          570          597
Gains on sales of assets............................        1,284        11,952        4,608        1,786           --
                                                      -----------   -----------   ----------   ----------   ----------
Income before minority interest, extraordinary item
  and distributions to preferred unitholders and net
  income allocated to preferred shareholders........       17,288        20,790        2,119        2,468          327
Minority interest...................................       (5,592)       (9,452)        (876)      (1,364)          16
Extraordinary item-loss from debt refinancing
  (net of amounts allocated to minority interest)...           --          (110)          --           --         (371)
Distributions to preferred unitholders and net
  income allocated to preferred shareholders........       (5,368)          (55)          --           --           --
                                                      -----------   -----------   ----------   ----------   ----------
Net income (loss) allocated to common
  shareholders......................................  $     6,328   $    11,173   $    1,243   $    1,104   $      (28)
                                                      ===========   ===========   ==========   ==========   ==========
Distributions paid on Common Shares.................  $     8,375   $     6,308   $      985   $      943   $      902
                                                      ===========   ===========   ==========   ==========   ==========

PER SHARE DATA
Net income (loss) per Common Share
  before extraordinary item--basic..................  $      0.83   $      1.79   $     0.92   $     1.00   $    (0.31)
Net income (loss) per Common Share--basic...........  $      0.83   $      1.77   $     0.92   $     1.00   $    (0.03)
Net income (loss) per Common Share
  before extraordinary item--diluted................  $      0.80   $      1.75   $     0.88   $     1.00   $    (0.18)
Net income (loss) per Common Share--diluted.........  $      0.80   $      1.73   $     0.88   $     1.00   $    (0.03)
Distributions paid per Common Share.................  $      1.12   $      0.97   $     0.87   $     0.85   $     0.83
Weighted average number of shares
  outstanding--basic EPS (1)........................    7,622,010     6,299,281    1,347,297    1,106,379    1,083,233
Weighted average number of shares
  outstanding--diluted EPS..........................   14,810,817    11,908,761    2,404,004    1,831,443    1,756,988

                                                                          YEARS ENDED DECEMBER 31,
                                                                   (IN 000'S, EXCEPT FOR PER SHARE DATA)
                                                      ----------------------------------------------------------------
                                                         1999          1998          1997         1996         1995
                                                      -----------   -----------   ----------   ----------   ----------
OTHER DATA
Funds from Operations (2)...........................  $    32,780   $    16,132   $    1,849   $    2,166   $    2,009
Cash flow provided from (used in):
  Operating activities..............................       34,532        16,387        2,087        2,254        1,493
  Investing activities..............................     (199,074)     (261,100)      (3,134)      (2,571)        (576)
  Financing activities..............................      165,439       230,288       17,377       (4,119)      (1,342)

BALANCE SHEET DATA
Undepreciated book value of real estate.............  $   860,336   $   542,869   $  155,063   $   47,383   $   48,639
Net investment in real estate.......................      837,940       536,002      152,108       43,555       45,634
Total assets........................................      875,076       558,974      180,955       46,224       47,741
Total liabilities...................................      543,415       356,225       89,662       38,470       41,051
Total minority interest.............................      145,931        95,705       39,364        3,125        2,436
Total shareholders' equity..........................  $   185,730   $   107,044   $   51,929   $    4,629   $    4,254

OTHER DATA
Total leaseable square footage of properties at end
  of year...........................................   18,652,284    11,928,620    2,418,590    1,444,770    1,533,770
Number of properties at the end of year.............          133            99           21            5            6
Percentage leased at end of year....................           99%           98%          95%          92%          94%

------------------------------

(1) Basic weighted average number of shares includes only Common Shares outstanding during the year and excludes OP Units.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases, and the ability of a property to generate revenues sufficient to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Company's $150,000,000 senior secured revolving credit facility (the "Credit Facility") may increase.

OVERVIEW

    The Company has achieved significant growth since the transactions that occurred in December 1997 which resulted in the reorganization (the "Reorganization") of the Company as a real estate investment trust ("REIT") focused on the industrial and office segments. In October 1999, the Company changed its name to Keystone Property Trust and reorganized as a Maryland REIT from a Maryland corporation. At December 31, 1999, the Company owned
18.6 million square feet consisting of 16.2 million square feet of industrial properties, 2.3 million square feet of office properties and an investment in a direct financing lease. During 1999, the Company acquired $322 million in properties which aggregated approximately 6.8 million square feet, consisting of
6.5 million square feet of industrial properties (34 properties) and one office property consisting of approximately 290,000 square feet. This represents a 56% increase over the December 31, 1998 owned square feet of approximately
11.9 million. During 1998, the Company acquired approximately $418 million in properties which aggregated approximately 9.9 million square feet, which was comprised of 8.4 million square feet of industrial properties and 1.5 million square feet of office properties. This represented a 495% increase over the December 31, 1997 total owned square feet of approximately 2.0 million.

    A summary of the industrial and office square footage owned by the Company by market region and related occupancy data, which excludes data associated with the Company's investment in one property which is a direct financing lease, at December 31, 1999 and 1998 is as follows:

                                                                              1999
                                 ----------------------------------------------------------------------------------------------
                                             INDUSTRIAL                            OFFICE                         TOTAL
                                 ----------------------------------   ---------------------------------   ---------------------
                                              SQUARE                              SQUARE                               SQUARE
                                  BLDGS.       FEET      OCCUPANCY     BLDGS.      FEET      OCCUPANCY     BLDGS.       FEET
                                 --------   ----------   ----------   --------   ---------   ----------   --------   ----------
Mid-Atlantic...................     18       5,000,836     100.0%         5        384,972      90.5%        23       5,385,808
Mid-Western....................     15       2,629,236     100.0%        --             --        --         15       2,629,236
Northeast......................     37       5,776,531      99.2%        29      1,904,920      98.8%        66       7,681,451
Southeast......................     28       2,841,789      96.7%        --             --        --         28       2,841,789
                                    --      ----------     -----         --      ---------      ----        ---      ----------
      Total....................     98      16,248,392      99.2%        34      2,289,892      96.9%       132      18,538,284
                                    ==      ==========     =====         ==      =========      ====        ===      ==========

                                    1999
                                 ----------
                                   TOTAL
                                 ----------

                                 OCCUPANCY
                                 ----------
Mid-Atlantic...................     97.6%
Mid-Western....................    100.0%
Northeast......................     99.0%
Southeast......................     96.7%
                                   -----
      Total....................     98.9%
                                   =====

                                                                              1998
                                 ----------------------------------------------------------------------------------------------
                                             INDUSTRIAL                            OFFICE                         TOTAL
                                 ----------------------------------   ---------------------------------   ---------------------
                                              SQUARE                              SQUARE                               SQUARE
                                  BLDGS.       FEET      OCCUPANCY     BLDGS.      FEET      OCCUPANCY     BLDGS.       FEET
                                 --------   ----------   ----------   --------   ---------   ----------   --------   ----------
Mid-Atlantic...................     16       3,707,934      99.0%         5        384,972      97.7%        21       4,092,906
Mid-Western....................      7       1,750,260      85.7%        --             --        --          7       1,750,260
Northeast......................     15       1,869,606      96.6%        28      1,614,642      96.6%        43       3,484,248
Southeast......................     26       2,396,198     100.0%        --             --        --         26       2,396,198
                                    --      ----------     -----         --      ---------      ----        ---      ----------
      Total....................     64       9,723,998      97.7%        33      1,999,614      97.0%        97      11,723,612
                                    ==      ==========     =====         ==      =========      ====        ===      ==========

                                    1998
                                 ----------
                                   TOTAL
                                 ----------

                                 OCCUPANCY
                                 ----------
Mid-Atlantic...................     98.6%
Mid-Western....................     85.7%
Northeast......................     96.6%
Southeast......................    100.0%
                                   -----
      Total....................     98.9%
                                   =====

This growth has resulted in the broadening of the Company's focus on the Mid-Atlantic and Northeastern United States population centers to include Northern New York State, Indianapolis, Indiana, Ohio and Greenville and Spartanburg, South Carolina. In 1999, the Company also began to focus on development opportunities through the start of construction of a 80,000 square foot build-to-suit office building in Allentown, PA for Aetna, Inc. and the construction, through a 50% joint venture with Browning Investments, of a 500,000 square foot distribution facility for Brightpoint, Inc. located in Indianapolis, Indiana. The Company anticipates that it will continue to focus on selective development opportunities via expansion of several industrial properties in its core portfolio and through additional development in the New Jersey and Indianapolis market areas.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net income for the year ended December 31, 1999 was $6.3 million compared with net income of $11.2 million for 1998. The decrease in net income was primarily attributed to the $11.9 million in gains from sales of the Company's last two multifamily assets in 1998 as compared to gains from asset sales of only $1.3 million in 1999. These gains from asset sales in 1998 were also offset by increases in net income in 1999 as a result of property acquisitions. At December 31, 1999, the Company owned 133 properties aggregating 18.6 million square feet as compared to the 99 properties owned at December 31, 1998 which aggregated 11.9 million square feet. Net income for the years ended
December 31, 1999 and 1998, excluding the impact of the asset sales in both years, would have been $5.6 million in 1999 or $.72 per share as compared to $4.7 million or $.73 per share for 1998.

    Revenues increased by $43.5 million, to $84.5 million from $41.0 million, or by 106% for the year ended December 31, 1999 as compared to 1998, respectively, as a result of property acquisitions in both 1999 and 1998.

    Property operating expenses, management fee expense and depreciation and amortization increased in the aggregate by $18.8 million as compared to 1998 as a result of property acquisitions. General and administrative expenses increased by $2.9 million from $759,000 in 1998 to $3.7 million in 1999 primarily as a result of the Company paying for certain expenses, including certain payroll costs during 1999, which were paid by Keystone Realty Services, Inc. (the "Management Company") in 1998. In addition, the Company incurred approximately $250,000 of non-recurring costs in 1999 associated with the change of the Company's name and reorganization as a Maryland REIT in October 1999.

    Interest expense increased by $15.8 million primarily as a result of additional indebtedness incurred to finance the Company's acquisitions.

    Equity in losses from the Company's equity method investment in the Management Company was a loss of $62,000 as compared to a loss of $1.2 million for 1998. The decrease in the loss was primarily the result of the Company paying for certain expenses, including payroll costs during 1999, which were paid by the Management Company in 1998.

    Gains on sales of assets decreased by $10.6 million in 1999 as compared to the previous year as a result of the sale of Quadrangles Village Apartments ("Quadrangles") and Americana Lakewood Apartments ("Americana") in 1998 as the Company consummated its plan to dispose of its remaining multifamily properties. In 1999, only one property was sold, Urban Farms Shopping Center, which generated a gain on sale of $1.3 million.

    SEGMENTS

    Revenues and property net operating income increased significantly in both the industrial and office segments during 1999 in comparison to the previous year as a result of the Company's acquisition activity. The owned square footage in the industrial segment increased by approximately 68% since December 31, 1998, (from 9.7 million square feet to 16.2 million square feet). The owned square footage in the office segment increased by approximately 15% since December 31, 1998 (from 2.0 million square feet to 2.3 million square feet). Revenue and property net operating income decreased in the multifamily segment as a result of the sale of the remaining multifamily assets in 1998. Revenue and property net operating income in the other properties segment decreased as a result of the sale of the Company's only retail asset, Urban Farms Shopping Center, in March 1999.

    SAME STORE PROPERTIES

    Property level operating income for the year ended December 31, 1999 for the properties owned since January 1, 1998 (the "Same Store Properties") increased to approximately $11.8 million from $11.0 million in 1998. This increase is primarily a result of the increase in revenue which was the result of increases in rental rates and increases in occupancy in the Same Store Properties. Operating expenses for these properties decreased primarily as a result of decreases in repair and maintenance expenses. The Same Store Properties consist of 20 properties which aggregate approximately 1.9 million square feet. Same Store Properties represent approximately 18% of property net operating income for the year ended December 31, 1999.

    Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the years ended December 31, 1999 and 1998.

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  (DOLLARS IN 000'S) (UNAUDITED)
                                                  ------------------------------
                                                    1999       1998     % CHANGE
                                                  --------   --------   --------
Revenue
  Rental revenue................................  $12,735    $12,002      6.10%
  Tenant reimbursements and other...............    1,245      1,242      0.25%
                                                  -------    -------     -----
  Total revenue.................................   13,980     13,244      5.55%
                                                  =======    =======     =====
Operating Expenses
  Property operating expenses...................    1,333      1,436     (7.17)%
  Real estate taxes.............................      820        800      2.50%
                                                  -------    -------     -----
  Total operating expenses......................    2,153      2,236     (3.71)%
                                                  -------    -------     -----
Net operating income............................  $11,827    $11,008      7.44%
                                                  =======    =======     =====
Occupancy at December 31........................    99.87%     97.09%

    YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

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

    Equity in losses or earnings from equity method investments was a loss of $1.2 million as compared to equity in earnings of $404,000 for the same period in 1997. The loss in 1998 was attributed to the operations of the Management Company. The earnings from equity method investments in 1997 primarily related to the Company's 50% interest in Emerald Vista Associates, L.P. which was sold in September 1997.

    Gains on sales of assets increased by $7.3 million in 1998 over the previous year as a result of the sale of Quadrangles and Americana as the Company consummated its plan to dispose of its remaining multifamily properties.

    In October 1998, the Company incurred an extraordinary loss of $220,000 as a result of the refinancing of $66 million of debt under the Credit Facility and $8.4 million of other debt with certain fixed rate debt.

    SEGMENTS

    Revenues and property net operating income increased significantly in both the industrial and office segments during 1998 in comparison to the previous year as a result of the Reorganization and various acquisitions by the Company. Revenue and property net operating income decreased in the multifamily segment by $5.4 million (74.5%) and $2.2 million (64.4%), respectively, as a result of the sale of the remaining multifamily assets in 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS

    Net cash provided by operating activities was $34.5 million in 1999 as compared to $16.4 million in 1998. This represents the Company's primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company's properties. The significant increase in cash flow provided by operating activities is a direct result of the acquisitions in 1999 and 1998.

    Net cash used in investing activities was $199.0 million in 1999 as compared to $261.1 million in 1998. The decrease in net cash used in investing activities in 1999 as compared to 1998 was primarily a result of the decrease in the level of acquisitions in 1999 as compared to 1998. Included within the net cash used in investing activities in 1999 and 1998 are net proceeds from the asset sales of non-core assets of $9.5 million and $41.0 million, respectively, which the Company re-invested in industrial and office properties in 1999 and 1998.

    Net cash provided by financing activities in 1999 was $165.4 million as compared to $230.3 million in 1998. The decrease in net cash provided in 1999 as compared to 1998 is also a result of the decline in acquisition activity in 1999 as compared to 1998 as net borrowings under the Company's Credit Facility during 1999 were only $18.2 million as compared to $123.8 million in 1998.

CAPITALIZATION

STOCK OFFERINGS

    During 1999 the Company raised an aggregate of approximately $129.3 million in equity at an average price of $15.77 in several offerings which are discussed in further detail below.

    In 1999, the Company received $38.5 million in cash proceeds from Common Share and Convertible Preferred Stock offerings which were used to fund acquisitions of real estate properties. These proceeds were generated from the following offerings:

    - In September 1999, the Company issued 800,000 shares of Series C Convertible Preferred Stock in a $20,000,000 private placement to several institutional investors including Allstate Insurance Company, Teachers Insurance and Annuity Association of America ("TIAA") and AEW Targeted Securities Fund, L.P. A portion of the proceeds from this offering were used to close the first phase of a transaction with Reckson Morris Operating Partnership and Reckson Morris Industrial Trust ("RMIT").

    - In October through December 1999, the Company issued 1,276,800 Common Shares at $14.50 to various trustees of the Company, funds managed by Morgan Stanley Asset Management and Crescent Real Estate Equities Limited Partnership in a $18.5 million private placement. In January 2000, an additional 102,511 Common Shares were issued at $14.50 to various investors including two trustees of the Company. The proceeds from this offering were used to pay down the Company's Credit Facility and to acquire additional industrial properties.

    Additionally, in September 1999, in connection with the consummation of the first phase of the RMIT acquisition, the Company issued 1,600,000 shares of non-voting Series B Convertible Preferred Stock for $40,000,000 and 1,434,136 of Series C Convertible Preferred Units for $35.8 million to investors affiliated with the Morris Companies, respectively, as a partial consideration for the acquisition. Each of the convertible preferred shares and units has liquidation preference of $25 per share or unit and requires a preferred distribution of 9.75%. In addition to these preferred share and unit offerings, the Company issued 103,878 Common Shares at $14.44 per share to RMIT for an aggregate price of $1.5 million. The remaining consideration for this acquisition was funded from the $20,000,000 Series C Convertible Preferred Stock offering, the proceeds of a $98,000,000 six-year term loan at a fixed rate of 7.45% with TIAA and assumed indebtedness of approximately $16.4 million.

    In addition to the offerings discussed above, the Operating Partnership issued $2.2 million in OP Units as partial consideration for several acquisitions that were consummated in 1999 at prices which ranged from $15.26 to $17.50 per OP Unit. The Company also issued 450,700 Series D Convertible Preferred Units for $11.3 million that are convertible into Common Shares at $16.50 in connection with the acquisition of an office property which was the final phase of the acquisition of the Pioneer Portfolio which was consummated in 1998.

CREDIT FACILITY AND OTHER DEBT

    In April 1998, the Company entered into a three year $150,000,000 Credit Facility with a group of commercial lenders lead by Bank Boston, N.A. This Credit Facility can be used to fund acquisitions, capital improvements, development activities and working capital needs. On June 30, 1999, the terms of the Credit Facility were amended and as a result the maturity was extended to April 29, 2002, the interest rate was modified and several financial covenants were also modified. The Credit Facility bears interest at a variable rate at the Company's option of either a LIBOR rate plus 2.25% per annum or the prime rate. The LIBOR interest rate is based on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. The Company's outstanding borrowings under this Credit Facility are $141.9 million at December 31, 1999 at an interest rate of 8.00%. The Company is able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of an additional $100 million.

    As of December 31, 1999, the Company had approximately $380.1 million of mortgage notes outstanding, excluding the Credit Facility, that had a weighted average interest rate of 7.68% and at a weighted average maturity of 8.8 years. Approximately $2.6 million of this mortgage debt is scheduled to mature in 2000. At December 31, 1999, the Company's market capitalization was approximately $908.3 million and the Company's consolidated debt represented approximately 57.5% of total market capitalization.

SHORT AND LONG-TERM LIQUIDITY

    Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. We expect to meet our short-term (one year or less) liquidity requirements generally through working capital and net cash provided by operating activities along with the Credit Facility. In addition, the Company has several properties which are currently unleveraged on which the Company is able to place mortgage debt in order to generate further short-term liquidity. Further, the Company anticipates that it will selectively dispose of certain office and to a lesser extent industrial assets in 2000. The Company believes all of these sources will be available in 2000 in order to fund short-term liquidity needs.

    During 1999 and 1998, the Company paid distributions to common shareholders and unitholders totaling $1.12 and $.97 per Common Share or unit, respectively, which aggregated $16.1 million and $11.3 million, respectively. In addition, in January 2000 the Company declared a distribution of $.295 per Common Share that was paid on January 31, 2000 to shareholders of record on January 18, 2000.

    Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. We expect to meet our long-term liquidity needs through a combination of the following:
(i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of our office and certain industrial assets, (iii) the sale or contribution of certain of our wholly-owned, non-core properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above in short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Stock, or preferred stock and depository shares representing preferred stock with an aggregate value of up to $500 million. As of January 31, 2000, the Company has issued $20.0 million under this Registration Statement.

    The Company believes that our available cash and cash equivalents and cash flows from operating activities included with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and the long-term.

OTHER COMMITMENTS

    The Company has a commitment to close Phase II of the RMIT acquisition which requires a purchase price of approximately $100.0 million to acquire six big box distribution facilities aggregating 2.2 million square feet and six acres of land. The Company has posted a $10,000,000 letter of credit as a deposit for this obligation. The Company anticipates funding this acquisition with a combination of debt financing and $5.6 million of Convertible Preferred Units.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

    Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc., is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Management believes the presentation of FFO and Funds Available for Distribution ("FAD") are useful disclosures as general measures of its performance in the real estate industry, although the Company's FFO and FAD may not necessarily be comparable to similarly titled measures of other REITs. FFO and FAD do not represent cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FAD is defined as FFO less non-revenue producing capital expenditures, tenant improvements, leasing commissions, straight-line rent adjustments plus amortization of deferred financing costs and restricted stock awards.

    FFO, FAD and cash flow information for each of the three years in the period ended December 31, 1999 are summarized in the following table:

                                           (IN 000'S, EXCEPT PER SHARE DATA)
                                        ---------------------------------------
                                           1999          1998          1997
                                        -----------   -----------   -----------
FUNDS FROM OPERATIONS: (UNAUDITED)
Income before distributions to
  preferred unitholders, minority
  interest, extraordinary item and net
  income allocated to preferred
  shareholders........................  $    17,288   $    20,790   $     2,119
(Less) Plus:
  Gains on sales of real estate.......       (1,284)      (11,952)       (4,608)
  Depreciation and amortization
    related to real estate............       16,359         6,911           909
  Termination of employment agreements
    and options and warrants buyout...           --            --         3,203
  Other adjustments...................          247           213            --
  Equity in (earnings) losses from
    equity method investments.........           62         1,167          (404)
  FFO contribution (loss) from equity
    method investments................          108          (997)          630
                                        -----------   -----------   -----------
Funds from Operations.................  $    32,780   $    16,132   $     1,849
                                        ===========   ===========   ===========

FUNDS AVAILABLE FOR DISTRIBUTION:
  (UNAUDITED)
  Funds from Operations...............  $    32,780   $    16,132   $     1,849
  Capitalized expenditures............       (1,074)         (415)       (1,152)
  Tenant improvements.................       (2,070)         (349)           --
  Leasing commissions.................       (2,097)         (446)           --
  Amortization of deferred financing
    costs.............................        1,473           643             6
  Amortization of restricted stock
    awards............................          274            --            --
  Straight line rent adjustments......       (1,866)       (1,282)           --
                                        -----------   -----------   -----------
  Funds Available for Distribution....  $    27,420   $    14,283   $       703
                                        ===========   ===========   ===========

CASH FLOW INFORMATION:
Cash flow from operating activities...  $    34,532   $    16,387   $     2,087
Cash flow from investing activities...     (199,074)     (261,100)       (3,134)
Cash flow from financing activities...      165,439       230,288        17,377
                                        -----------   -----------   -----------
Net (decrease) increase in cash and
  cash equivalents....................  $       897   $   (14,425)  $    16,330
                                        ===========   ===========   ===========
Weighted average number of Common
  Shares and Units and Preferred
  Shares and Units--diluted (1).......   18,363,330    11,908,761     2,404,004
                                        ===========   ===========   ===========

------------------------

(1) For 1999, this diluted share amount differs from the amount used for earnings per share ("EPS") as it includes the Common Share equivalents issuable upon conversion of Preferred Units and Preferred Stock which are anti-dilutive for EPS reporting and dilutive for FFO reporting.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility as interest on the Credit Facility is subject to fluctuations in the market. The amount outstanding under the Credit Facility represents approximately 27% of debt outstanding as of December 31, 1999. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity for fixed rate debt, excluding the Credit Facility, was 8.8 years at December 31, 1999. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rates on the maturing debt.

    If the interest rate for the Credit Facility was 100 basis points higher or lower during 1999, the Company's interest expense would have been increased or decreased by approximately $1.4 million. Approximately $2.6 million of the Company's fixed rate debt matures in 2000. The Company currently intends to refinance this maturing obligation in 2000. If interest rates for this fixed rate debt maturing and to be refinanced in 2000 is 100 basis points higher or lower than its current rate of 8.25%, the Company's interest expense would be increased or decreased by approximately $26,000.

    Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure.

IMPACT OF RECENT ACCOUNTING STANDARDS

    See Note 2 to the 1999 consolidated financial statements.

THE YEAR 2000 READINESS DISCLOSURE

    The Company has experienced no problems or issues relating to the Year 2000 problem on or after January 1, 2000. The Company has fully implemented its Year 2000 compliance program and as part of that program intends to maintain its contingency plans until the Company is satisfied that business operations will not be adversely impacted by the possibility of a Year 2000 problem. Based upon the Company's experience of no Year 2000 problems to-date, the Company believes that this approach will adequately compensate for any Year 2000 problems which may still arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K. See pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III.

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This item is incorporated by reference from the proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION.

    This item is incorporated by reference from the proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    This item is incorporated by reference from the proxy statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This item is incorporated by reference from the proxy statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV.

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULE.

    The following consolidated financial statements of Keystone Property Trust are included in Item 8.

(A)   1.  REPORTS OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS AND
          CONSOLIDATED FINANCIAL STATEMENTS.
                     Consolidated Balance Sheet as of December 31, 1999 and 1998.
                     Consolidated Statements of Operations for the years ended
                     December 31, 1999, 1998 and 1997.
                     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.
                     Consolidated Statements of Cash Flows for the years ended
                     December 31, 1999, 1998 and 1997.
                     Notes to Consolidated Financial Statements.

      2.  FINANCIAL STATEMENT SCHEDULES.

                     Schedule III--Real Estate and Accumulated Depreciation as of
                     December 31, 1999 for Keystone Property Trust.
      3.  EXHIBITS.

            2  (a)   Articles of Merger between American Real Estate Investment
                     Corporation and Keystone Property Trust. (Incorporated by
                     reference to Exhibit 2.1 filed with the Registrant's Current
                     Report on Form 8-K filed with the Commission on October 13,
                     1999.)

            3  (a)   Declaration of Trust of the Registrant.
               (b)   By-laws of the Registrant.
               (c)   Articles Supplementary classifying and designating a series of Preferred Stock as Series A Convertible Preferred Stock
                     and fixing distribution and other preferences and rights of such series. (Incorporated by reference to Exhibit 10.6
                     filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1999.)
               (d)   Articles Supplementary Reclassifying Series B Convertible
                     Preferred Stock and Fixing Distribution and Other
                     Preferences and Right of Such Series. (Incorporated by
                     reference to Exhibit 10.3 filed with the Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 30, 1999.)
               (e)   Partnership Unit Designation of Series C Convertible
                     Preferred Units. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q
                     for the fiscal quarter ended September 30, 1999.)
               (f)   Partnership Unit Designation of Series E Convertible
                     Preferred Units. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q
                     for the fiscal quarter ended September 30, 1999.)
               (g)   Articles Supplementary Reclassifying Series C Convertible
                     Preferred Stock and Fixing Distribution and Other
                     Preferences and Right of Such Series. (Incorporated by
                     reference to Exhibit 10.12 filed with the Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 30, 1999.)
               (h)   Partnership Unit Designation of Series F Convertible
                     Preferred Units. (Incorporated by reference to
                     Exhibit 10.13 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30,
                     1999.)
               (i)   Partnership Unit Designation of Series A Convertible
                     Preferred Units.
               (j)   Partnership Unit Designation of Series B Convertible
                     Preferred Units.

               (k)   Partnership Unit Designation of Series D Convertible
                     Preferred Units.

            4  (a)   Specimen Certificate for Common Shares.
               (b)   Specimen Certificate for Convertible Preferred Stock.

           10  (a)   Amended and Restated Agreement of Limited Partnership of
                     American Real Estate Investment, L. P.
               (b)   Dana Perfumes Mortgage Note dated September 11, 1997 by Fair
                     Lawn Industrial Park, Inc. and First Union National Bank in
                     the principal amount of $1,155,000. (Incorporated by
                     reference to Exhibit 10.p filed with the Registrant's Annual
                     Report on Form 10-KSB for the fiscal year ended
                     December 31, 1997.)
               (c)   L&W Promissory Note dated August 4, 1995 between L&W
                     Associates and USG Annuity & Life Company in the principal sum of $3,525,000. (Incorporated by reference to
                     Exhibit 10.q filed with the Registrant's Annual Report on
                     Form 10-KSB for the fiscal year ended December 31, 1997.)
               (d)   Northfield Business Center Promissory Note dated
                     December 24, 1997 between McBride Properties, Inc. and
                     Column Financial, Inc. in the principal amount of
                     $3,500,000. (Incorporated by reference to Exhibit 10.r filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.)
               (e)   One Tabas Promissory Note dated August 9, 1995 between
                     Hough-Loew Associates, Inc. and USG Annuity & Life Company
                     in the principal amount of $3,025,000. (Incorporated by
                     reference to Exhibit 10.s filed with the Registrant's Annual
                     Report on Form 10-KSB for the fiscal year ended
                     December 31, 1997.)
               (f)   Phillips Promissory Note dated January 5, 1998 between
                     McBride Properties, Inc. and Column Financial, Inc. in the
                     principal amount of $7,500,000. (Incorporated by reference to Exhibit 10.t filed with the Registrant's Annual Report on
                     Form 10-KSB for the fiscal year ended December 31, 1997.)
               (g)   Two Tabas Promissory Note dated August 9, 1995 between
                     Hough-Loew Associates, Inc. and USG Annuity & Life Company
                     in the principal amount of $4,600,000. (Incorporated by
                     reference to Exhibit 10.u filed with the Registrant's Annual
                     Report on Form 10-KSB for the fiscal year ended
                     December 31, 1997.)
               (h)   Loan Agreement dated September 23, 1997 by and between
                     FLIP/BRE, Inc., OIP/BRE, L.L.C., MBP/BRE, L.L.C., and
                     NJA/BRE, L.L.C., and Nomura Asset Capital Corporation.
                     (Incorporated by reference to Exhibit 10.v filed with the
                     Registrant's Annual Report on Form 10-KSB for the fiscal
                     year ended December 31, 1997.)
               (i)   Master Investment Agreement dated as of August 20, 1997 by and between American Real Estate Investment Corporation and
                     The Parties Listed on the Signature Pages Thereto.
                     (Incorporated by reference to Exhibit 10.1 filed with the
                     Registrant's Current Report on Form 8-K/A filed with the
                     Commission on August 20, 1997.)
               (j)   Stock Purchase Agreement dated as of August 20, 1997 by and between American Real Estate Investment Corporation and
                     Hudson Bay Partners, L.P. (Incorporated by reference to
                     Exhibit 10.2 filed with the Registrant's Current Report on
                     Form 8-K/A filed with the Commission on August 20, 1997.)
               (k)   Management Contribution Agreement dated as of August 20,
                     1997 among American Real Estate Investment, L.P., American
                     Real Estate Investment Corporation, Jeffrey Kelter, and Penn
                     Square Properties, Inc. (Incorporated by reference to
                     Exhibit 10.3 filed with the Registrant's Current Report on
                     Form 8-K/ A filed with the Commission on August 20, 1997.)

               (l)   McBride Contribution Agreement between American Real Estate
                     Investment Corporation, American Real Estate Investment,
                     L.P, and The Other Parties Listed on the Signature Pages of the Agreement. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on August 20, 1997.)
               (m)   Agreement and Plan of Merger among American Real Estate
                     Investment Corporation and Fair Lawn Industrial Park, Inc., and The Other Parties Listed on the Signature Pages Thereto.
                     (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on August 20, 1997.)
               (n) Agreement of Sale and Purchase and Assignment of Agreement of Sale and Purchase-101 Commerce Drive. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                     Current Report on Form 8-K/A filed with the Commission on February 24, 1998.)
               (o)   Agreement of Sale and Purchase with Letter
                     Agreements--Philips Lighting Building. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's
                     Current Report on Form 8-K/A filed with the Commission on February 24, 1998.)
               (p)   Agreement of Sale and Purchase-One and Two Tabas Lane with
                     First, Second, Third and Fourth Amendments. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's
                     Current Report on Form 8-K/A filed with the Commission on February 24, 1998.)
               (q)   Agreement of Sale and Purchase-Northfield Business Center
                     (1057 and 1091 Arnold Road) with First, Second, Third,
                     Fourth and Fifth Amendments. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on
                     Form 8-K/A filed with the Commission on February 24, 1998.)
               (r)   Agreement of Sale and Purchase-1305 Goshen Parkway with
                     First, Second, Third and Fourth Amendments. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's
                     Current Report on Form 8-K/A filed with the Commission on February 24, 1998.)
               (s)   Agreement of Sale Americana Lakewood I & II and addendum.
                     (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on February 24, 1998.)
               (t)   Employment Agreement dated December 12, 1997, by and between
                     American Real Estate Investment Corporation and Jeffrey
                     Kelter. (Incorporated by reference to Exhibit 10.ag filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)
               (u)   Employment Agreement dated December 12, 1997, by and between
                     American Real Estate Investment Corporation and David
                     McBride. (Incorporated by reference to Exhibit 10.ah filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)
               (v)   Agreement of Sale and Purchase dated July 17, 1997, with
                     John D. Moran Sr. with Amendment One and Assignment.
                     (Incorporated by reference to Exhibit 10.ai filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)
               (w)   Warrant Agreement between American Real Estate Investment,
                     L.P. and Jeffrey Kelter. (Incorporated by reference to Exhibit 10.aj filed with the Registrant's Annual Report on
                     Form 10-KSB for the fiscal year ended December 31, 1997)
               (x)   Warrant Agreement between American Real Estate Investment,
                     L.P. and David McBride. (Incorporated by reference to Exhibit 10.ak filed with the Registrant's Annual Report on
                     Form 10-KSB for the fiscal year ended December 31, 1997)

               (y)   Agreements of Sale and Purchase--Double M Development
                     Properties and First Amendment dated March 9, 1998.
                     (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on June 10, 1998.)
               (z)   Agreement of Sale and Purchase--GATX Properties and
                     Assignment dated March 16, 1998. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 10, 1998.)
               (aa)  Promissory Note for $8,430,000 dated March 27 1998 between
                     Virginia Street Associates and Column Financial, Inc.
                     (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on June 10, 1998.)
               (ab)  Promissory Note for $5,725,000 dated March 27, 1998 between
                     Virginia Street Associates and Column Financial, Inc.
                     (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on June 10, 1998.)
               (ac)  Promissory Note for $3,630,000 dated March 27, 1998 between
                     McBride Properties and Column Financial, Inc. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's
                     Current Report on Form 8-K/A filed with the Commission on June 10, 1998.)
               (ad)  Contribution Agreement between American Real Estate
                     Investment, L.P., and Northeastern Industrial Park, Inc. and
                     Guilderland Ventures, Inc. (Incorporated by reference to
                     Exhibit 10.1 filed with the Registrant's Current Report on
                     Form 8-K/A filed with the Commission on July 14, 1998.)
               (ae)  Contribution Agreement between American Real Estate
                     Investment, L.P. and Columbia Executive I Assoc., Columbia
                     Executive II Assoc., Columbia Executive III Assoc., Columbia
                     Executive V Assoc., Columbia Executive VI Assoc., Columbia
                     Executive VII Assoc., and Columbia Executive VIII Assoc.
                     (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on July 14, 1998.)
               (af)  Agreement of Sale and Purchase--Fed One Industrial
                     Portfolio. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K/ A filed with the Commission on July 14, 1998.)
               (ag)  Revolving Credit Facility between American Real Estate
                     Investment L.P., American Real Estate Investment Corporation and BankBoston, N.A., and DLJ Capital Funding, Inc.
                     (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on July 14, 1998.)
               (ah)  Registration Rights Agreement between American Real Estate
                     Investment Corporation and CRA Real Estate Securities, L.P.
                     (as attorney-in-fact for the purchasers named therein).
                     (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on July 14, 1998.)
               (ai)  Registration Rights Agreement between American Real Estate
                     Investment Corporation and Morgan Stanley Asset
                     Management, Inc. (as attorney-in-fact for the purchasers named therein). (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998.)

               (aj)  Subscription Agreement between American Real Estate
                     Investment Corporation and CRA Real Estate Securities, L.P.
                     (as attorney-in-fact for the purchasers named therein).
                     (Incorporated by reference to Exhibit 10.7 filed with the Registrant's Current Report on Form 8-K/A filed with the
                     Commission on July 14, 1998.)
               (ak)  Subscription Agreement between American Real Estate
                     Investment Corporation and Morgan Stanley Asset
                     Management, Inc. (as attorney-in-fact for the purchasers named therein). (Incorporated by reference to Exhibit 10.8 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998.)
               (al)  Agreement of Sale and Purchase between American Real Estate
                     Investment, L.P. and ASW Properties, Ltd. Along with First,
                     Second and Third Amendments to Agreement of Sale and
                     Purchase. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998.)
               (am)  Purchase and Sale Agreement between American Real Estate
                     Investment, L.P. and Szeles Real Estate Development Company and Szeles Investment Company. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on
                     Form 8-K filed with the Commission on August 13, 1998.)
               (an)  Contribution Agreement between American Real Estate
                     Investment, L.P., American Real Estate Investment
                     Corporation and Pioneer Properties Company of Clinton
                     Square, Waterfront Associates, Pioneer Indigo One Company,
                     Pioneer Franklin Square Company, 1045 James Street Company,
                     Pioneer Apollo Drive Company, Pioneer Park One Company,
                     Pioneer Clinton Street Company, Pioneer Maltbie Company,
                     5010 Campuswood Company, 5015 Campuswood Company, 400 West
                     Division Company, Pioneer Day Care Company, and Pioneer
                     Management Services Company, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998.)
               (ao)  Employment Agreement dated as of August 15, 1998, between
                     American Real Estate Investment Corporation and Timothy A.
                     Peterson. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998.)
               (ap)  Subscription Agreement between American Real Estate
                     Investment Corporation and the New York State Common
                     Retirement Fund. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 3, 1998.)
               (aq)  Registration Rights Agreement between American Real Estate
                     Investment Corporation and the New York State Common
                     Retirement Fund. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 3, 1998.)
               (ar)  Agreement of Sale and Purchase between WCN Properties, L.P.
                     and Franklin Storage, Inc. and American Real Estate, L.P.
                     along with Amendment to Agreement of Sale and Purchase.
                     (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the
                     Commission on November 13, 1998.)
               (as)  Contribution Agreement between American Real Estate
                     Investment, L.P., acquiror and MPSN, L.L.C., Corporate Drive
                     Associates, LLC, Post 70 Building 7 Partners, and COB
                     Associates, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 18, 1998.)

               (at)  Promissory Note between American DE/SPE, LLC Virginia Street
                     Associates Limited Partnership and Column Financial, Inc.
                     for $65,500,000. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)
               (au)  Amended and Restated Promissory Note between American
                     DE/SPE2, LLC, American DE/SPE4, L.P., and Column
                     Financial, Inc. for $29,400,000.) (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)
               (av)  Promissory Note dated January 8, 1998 between American
                     Sedona Partners, L.P., American Real Estate Investment
                     Corporation and Column Financial, Inc. in the principal amount of $17,000,000. (Incorporated by reference to Exhibit 10.o filed with the Registrant's Annual Report on
                     Form 10-KSB for the fiscal year ended December 31, 1997.)
               (aw)  Agreement of Sale and Purchase between T. Walter Brashier,
                     Martin Timothy Brashier, Hopewell Properties, Inc. TTT
                     Partnership, Stoneledge, Inc., Kidco and American Real
                     Estate Investment, L.P. (Incorporated by reference to
                     Exhibit 10.1 filed with the Registrant's Current Report on
                     Form 8-K filed with the Commission on January 8, 1999.)
               (ax)  Twelfth Amendment to Agreement of Sale and Purchase between
                     T. Walter Brashier, Martin Timothy Brasher, Hopewell
                     Properties, Inc., TTT Partnership, Stoneledge, Inc., and
                     Kidco and American Real Estate Investment, L.P.
                     (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed with the
                     Commission on January 8, 1999.)
               (ay)  Preferred Unit Recipient Agreement between Hopewell
                     Properties, Inc., and American Real Estate Investment, L.P.
                     (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed with the
                     Commission on January 8, 1999.)
               (az)  Securities Purchase Agreement between American Real Estate
                     Investment Corporation and AEW Targeted Securities Fund,
                     L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1999.)
               (ba)  Registration Rights Agreement between American Real Estate
                     Investment Corporation and AEW Targeted Securities Fund,
                     L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1999.)
               (bb)  Keystone Property Trust Amended and Restated 1993 Omnibus
                     Incentive Plan. (Incorporated by reference to Exhibit A of our Proxy Statement filed with the Commission on November 24, 1999.)
               (bc) First Amended and Restated Revolving Credit Agreement among the Company, as the Operating Partnership and the Lenders named therein dated as of June 30, 1999. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     June 30, 1999.)
               (bd) Registration Rights Agreement dated September 27, 1999, by and between Reckson Morris Industrial Trust and Keystone
                     Property Trust. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

               (be) Registration Rights Agreement, dated September 27, 1999, by and between Robert Morris, Joseph D. Morris, Ronald Schram,
                     Mark M. Bava, The Drew Morris Trust, The Justin Morris
                     Trust, The Keith Morris Trust, Joseph D. Morris Family
                     Limited Partnership, Robert Morris Family Limited
                     Partnership and Keystone Property Trust. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 30, 1999.)
               (bf)  Subscription Agreement between Keystone Property Trust and
                     AEW Targeted Securities Fund, LP. (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
               (bg)  Subscription Agreement between Keystone Property Trust and
                     Allstate Insurance Company. (Incorporated by reference to
                     Exhibit 10.7 filed with the Registrant's Quarterly Report on
                     Form 10-Q for the fiscal quarter ended September 30, 1999.)
               (bh)  Subscription Agreement between Keystone Property Trust and
                     Teachers Insurance and Annuity Association of America.
                     (Incorporated by reference to Exhibit 10.8 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
               (bi)  Registration Rights Agreement between Keystone Property
                     Trust and AEW Targeted Securities Fund, LP. (Incorporated by reference to Exhibit 10.9 filed with the Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 30, 1999.)
               (bj)  Registration Rights Agreement between Keystone Property
                     Trust and Allstate Insurance Company. (Incorporated by reference to Exhibit 10.10 filed with the Registrant's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 30, 1999.)
               (bk)  Registration Rights Agreement between Keystone Property
                     Trust and Teachers Insurance and Annuity Association of
                     America. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
               (bl)  Contribution and Exchange Agreement, dated as of August 6,
                     1999 by and between Reckson Operating Partnership L.P.,
                     Reckson Morris Industrial Trust, Reckson Morris Industrial
                     Interim GP, LLC, Robert Morris, Joseph D. Morris, Ronald
                     Schram, Mark M. Bava, The Drew Morris Trust, The Justin
                     Morris Trust, The Keith Morris Trust, The Joseph D. Morris
                     Family Limited Partnership, and The Robert Morris Family
                     Limited Partnership and Keystone Operating Partnership L.P., and Keystone Property Trust. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on
                     Form 8-K filed with the Commission on August 20, 1999.)
               (bm)  Agreement of Transfer and Contribution of Partnership
                     Interest by and among PSPI, Inc. and Jeffrey E. Kelter, John
                     B. Begier, Charles C. Lee, J. Harold Shannon, and Stephen J.
                     Butte and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                     Current Report on Form 8-K filed with the Commission on December 20, 1999.)

21. SUBSIDIARIES OF THE REGISTRANT: The Registrant has subsidiaries carrying on the same line of business as the Registrant as follows:

                                                                 STATE OF
                                                              INCORPORATION/
NAME                                                           ORGANIZATION
----                                                          --------------
Keystone Operating Partnership, L.P.........................  Delaware
Virginia Street Associates Limited Partnership..............  Colorado
American Quadrangles Partners, L.P..........................  Delaware
American Sedona Partners, L.P...............................  Colorado
American Emerald Corp.......................................  Delaware
American Timberleaf Corp....................................  Delaware
American Quandrangles Corp..................................  Delaware
American Sedona Corp........................................  Colorado
RROP, L.L.C.................................................  New Jersey
McBride Properties..........................................  New Jersey
New Jersey Associates.......................................  New Jersey
UFSC, L.L.C.................................................  New Jersey
OIP/BRE, L.L.C..............................................  New Jersey
MBP/BRE, L.L.C..............................................  New Jersey
NJA/BRE, L.L.C..............................................  New Jersey
FLIP/BRE II, L.L.C..........................................  New Jersey
REA/SPC II, Inc.............................................  New Jersey
Keystone Realty Services, Inc...............................  Pennsylvania
Avalanche Investment Corporation............................  Maryland
Winchester Corporate Center GP Corp.........................  Pennsylvania
Winchester Corporate Center, L.P............................  Pennsylvania
American DE/SPE L.L.C.......................................  Delaware
American DE/SPE 2, L.L.C....................................  Delaware
American DE/SPE 1, Inc......................................  Delaware
American DE/SPE 2, Inc......................................  Delaware
American DE/SPE 3, Inc......................................  Delaware
American DE/SPE 4, Inc......................................  Delaware
American DE/SPE 4, L.P......................................  Delaware
21 Roadway, L.P.............................................  Pennsylvania
Keystone Roadway Partners GP, LLC...........................  Pennsylvania

23.1 CONSENT OF ARTHUR ANDERSEN LLP

27. FINANCIAL DATA SCHEDULE

    (B) Reports on Form 8-K:

    - a Current Report on Form 8-K dated September 27, 1999 was filed on
      October 12, 1999 (reporting under Item 2, 5 and 7) regarding the Company's consummation of its acquisition of Reckson Morris Operating Partnership, L.P. from Reckson Morris Industrial Trust, Reckson Operating Partnership, L.P., Reckson Morris Industrial Interim GP, LLC, Robert Morris, Joseph D. Morris, and certain of their related entities. Such 8-K also included proforma information the issuance of regarding the Company's acquisition of the BMG Property, and the PolyFoam Properties.

    - a Current Report on Form 8-K dated October 13, 1999 was filed on October 13, 1999 (reporting under Item 5 and 7) regarding the Company's reorganization from a Maryland corporation to a Maryland real estate investment trust named "Keystone Property Trust".

    - a Current Report on Form 8-K dated October 12, 1999 was filed on
      October 18, 1999 (reporting under Item 5) regarding the completed issuance of 68,966 common shares of the Company's, par value $.001 per share, under the Company's existing shelf registration statement.

    - a Current Report on Form 8-K dated October 15, 1999 was filed on
      October 20, 1999 (reporting under Item 2 and 7) regarding the Company's acquisition of an industrial distribution facility totaling 885,802 square feet for approximately $29.8 million.

    - a Current Report on Form 8-K dated October 28, 1999 was filed on November 4, 1999 (reporting under Items 5 and 7) regarding the completed issuance of an aggregate of 618,627 common shares of the Company's, par value $.001 per share, under the Company's existing shelf registration statement.

    - A Current Report on Form 8-K dated December 14, 1999 was filed on
      December 20, 1999 (reporting under Items 2 and 7) regarding the Company's acquisition of an industrial distribution facility totaling 407,100 square feet for approximately $16.0 million.

                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                                   (IN 000'S)

                                                                                                      INITIAL COSTS
                                                                  LOCATION             (B)         --------------------
                      BUILDING ADDRESS                          (CITY/STATE)       ENCUMBRANCES      LAND     BUILDINGS   TRANSFERS
                      ----------------                        -----------------   --------------   --------   ---------   ---------
OFFICE PROPERTIES:
  40 Potash Road............................................  Oakland, NJ              7,720         2,312       9,746        --
  1655 Valley Road..........................................  Wayne, NJ               14,867         4,580      19,302        --
  16-00 Route 208...........................................  Fair Lawn, NJ            1,324           646       2,746        --
  128 Bauer Drive...........................................  Oakland, NJ                 (a)          420       1,774        --
  22-08 Route 208...........................................  Fair Lawn, NJ               (a)          990       4,175        --
  15-00 Pollitt Drive.......................................  Fair Lawn, NJ              966           308       1,300        --
  19-00 Pollitt Drive.......................................  Fair Lawn, NJ            4,898         1,450       6,105        --
  95 Bauer Drive............................................  Oakland, NJ                560           160         678        --
  99 Bauer Drive............................................  Oakland, NJ                864           276       1,167        --
  Thirteen Columbia Circle..................................  Albany, NY               1,561           441       1,883        --
  Nine Columbia Circle......................................  Albany, NY                  (a)          218         891        --
  Seventeen Columbia Circle.................................  Albany, NY                  (a)        1,330       5,683        --
  One Columbia Circle.......................................  Albany, NY               4,478         1,365       5,822        --
  Fifteen Columbia Circle...................................  Albany, NY               6,808         1,843       8,076        --
  Three Columbia Circle.....................................  Albany, NY               5,021         1,533       6,522        --
  8 Airline Drive...........................................  Albany, NY                  (a)        1,298       5,300        --
  6 British American Blvd...................................  Latham, NY                  (a)          780       3,082        --
  Executive Park............................................  Wyomissing, PA              (a)        1,145       4,285       200
  Treeview Corporate Center.................................  Wyomissing, PA              (a)        1,412       5,055        --
  Corporate Center 15.......................................  Mechanicsburg, PA           (a)        1,226       3,811      (750)
  Hillside Corporate Center.................................  Mechanicsburg, PA           (a)        1,483       6,040       150
  Winchester Plaza..........................................  Allentown, PA               (a)        2,834      13,282       400
  125 Indigo Creek Drive....................................  Greece, NY                  (a)          524       3,012        --
  5009 Campuswood Drive.....................................  East Syracuse, NY          512           144         625        --
  5000 Campuswood Drive.....................................  East Syracuse, NY        2,010           373       2,611        --
  5010 Campuswood Drive.....................................  East Syracuse, NY        4,441           767       6,516        --
  5015 Campuswood Drive.....................................  East Syracuse, NY        7,132           876       9,732        --
  308 Maltbie Street........................................  Syracuse, NY                (a)          325       1,870        --
  400 West Division Street..................................  Syracuse, NY                (a)          562       3,231        --
  One Clinton Square........................................  Syracuse, NY             1,665           371       2,132        --
  1045 James Street.........................................  Syracuse, NY             3,221           716       4,564        --
  507 Plum Street...........................................  Syracuse, NY             5,153         1,372       7,890        --
  250 South Clinton Street..................................  Syracuse, NY            16,412         4,135      23,782        --
  One Park Place............................................  Syracuse, NY            10,020         3,203      20,593        --
                                                                                     -------       -------     -------      ----
  Subtotal Office Properties................................                          99,633        41,418     203,283         0

INDUSTRIAL PROPERTIES:
  5 Thornton Road...........................................  Oakland, NJ              6,122         1,844       7,775        --
  2 Volvo Drive.............................................  Rockleigh, NJ               (a)          994       4,192        --
  17-01 Pollitt Drive.......................................  Oakland, NJ              2,534         1,200       5,053        --
  19-05 Nevins Road.........................................  Oakland, NJ              3,859         1,200       5,053        --
  100 Oak Hill Road.........................................  Mountaintop, PA             (a)          546       2,274        --
  1057 Arnold Road..........................................  Reading, PA                 (a)        1,152       4,750        --
  1091 Arnold Road..........................................  Reading, PA                 (a)          768       3,206        --
  1305 Goshen Parkway.......................................  West Chester, PA         3,173           901       4,084        --
  One Tabas Lane............................................  Exton, PA                2,715           842       3,552        --
  Two Tabas Lane............................................  Exton, PA                4,141         1,211       5,342        --
  101 Commerce Drive........................................  Mechanicsburg, PA       16,687         5,267      21,083        --
  1 Phillips Drive..........................................  Mountaintop, PA          7,364         2,213       8,855        --
  Gettysburg Road...........................................  Camp Hill, PA               (a)        1,351       4,236        --
  AIP Drive.................................................  Middletown, PA           7,213         1,539       7,225        --
  Steelway Boulevard........................................  Liverpool, NY           11,023         2,611      10,375        --
  Northeastern Ind. Park Bldg. 8............................  Albany, NY               4,633         1,254       5,124        --
  Northeastern Ind. Park Bldg. 21...........................  Albany, NY               4,948         1,340       5,472        --
  Northeastern Ind. Park Bldg. 22...........................  Albany, NY               3,580           971       3,964        --
  Marway Circle.............................................  Gates, NY                3,508           826       3,318        --
  16725 Square Drive........................................  Marysville, OH           2,220           564       2,459        --
  1030 Edgewood Drive.......................................  Urbana, OH                  (a)          782       2,293        --
  3530 East Pike............................................  Zanesville, OH           4,559         1,002       4,685        --
  5555 Massillon Road.......................................  Green, OH                   (a)        1,573       6,309        --
  One Apollo Drive..........................................  Glen Falls, NY              (a)        1,933      11,129        --
  2294 Molly Pitcher Highway................................  Chambersburg, PA        17,038         1,894      19,661        --
  1440 Sheffler Drive.......................................  Chambersburg, PA            (a)        2,253      10,116        --
  1465 Nitterhouse Drive....................................  Chambersburg, PA            (a)        3,191      11,944        --
  4400 West 96th Street.....................................  Indianapolis, IN         6,344         1,384       7,845        --
  6402 Corporate Drive......................................  Indianapolis, IN         6,018         1,250       7,424        --
  8677 Logo Court...........................................  Indianapolis, IN         8,796         2,547      15,109        --
  Piedmont Highway. Ind. Park...............................  Piedmont, SC                (a)        1,310       7,433        --
  Highway 14 Industrial Park................................  Greer, SC                   (a)          790       4,483        --
  Buncombe Road Ind. Park...................................  Greer, SC                   (a)        1,010       5,734        --
  Batesville Road Ind. Park.................................  Greer, SC                   (a)        1,497       8,498        --
  Rocky Creek Business Park.................................  Greenville, SC              (a)          617       3,499        --
  Augusta Road Ind. Park....................................  Greenville, SC              (a)        1,129       6,405        --
  White Horse Road Ind. Park................................  Greenville, SC              (a)        1,272       7,218        --
  120 Hidden Lake Circle....................................  Duncan, SC                  (a)        1,463       8,292        --
  351 West 10(th) Street....................................  Indianapolis, IN         2,300           547       3,105        --
  600 Hagerty Drive.........................................  Fremont, OH                 (a)          467       2,648        --
  605 Hagerty Drive.........................................  Fremont, OH                 (a)          283       1,604        --
  670 Hagerty Drive.........................................  Fremont, OH                 (a)          405       2,294        --
  800 Hagerty Drive.........................................  Fremont, OH                 (a)          128         724        --
  1411 Majestic Drive.......................................  Fremont, OH                 (a)          671       3,803        --
  1311 Majestic Drive.......................................  Fremont, OH                 (a)          528       2,991        --
  300 Enterprise Drive......................................  Bellevue, OH                (a)          746       4,226        --
  One Nixon Lane............................................  Edison, NJ               5,150         1,101       6,105        --
  200-250 Kennedy Drive.....................................  Sayerville, NJ           5,625         1,189       6,816        --
  300-350 Kennedy Drive.....................................  Sayerville, NJ           5,150         1,095       6,231        --
  309 Kennedy Drive.........................................  Sayerville, NJ           4,434         1,446       8,551        --
  409 Kennedy Drive.........................................  Sayerville, NJ          10,345         1,623       9,044        --
  55 Carter Drive...........................................  Edison, NJ                  --           668       3,722        --
  200-240 Carter Drive......................................  Edison, NJ                  --           725       3,566        --
  243 St. Nicholas Avenue...................................  S. Plainfield, NJ           --           115         668        --
  275-285 Pierce Street.....................................  Franklin Twp., NJ           --           625       3,239        --
  301-321 Herrod Blvd.......................................  S. Brunswick, NJ        18,000         3,777      21,376        --
  24 Abeel Road.............................................  Cranbury, NJ                --           292       1,435        --
  21 Cranbury Road..........................................  Cranbury, NJ            28,500         5,856      31,688        --
  34 Englehard Drive........................................  Cranbury, NJ             7,275         1,467       8,381        --
  200 Industrial Avenue.....................................  Teterboro, NJ           17,000         3,454      20,708        --
  118 Moonachie Avenue......................................  Carlstadt, NJ           11,300         2,296      15,738        --
  135 Fieldcrest Avenue.....................................  Edison, NJ                  --           528       2,744        --
  24 Madison Road...........................................  Fairfield, NJ               (a)          320       1,605        --
  22 Madison Road...........................................  Fairfield, NJ               (a)          342       1,440        --
  18 Madison Road...........................................  Fairfield, NJ               (a)          141         856        --
  26 Madison Road...........................................  Fairfield, NJ               (a)          254       1,233        --
  535 Secaucus Road.........................................  Secaucus, NJ                --           585       2,837        --
  Mount Ebo Corporate Park..................................  Mt. Ebo, NY                 --         1,495       6,990        --
  221 South 10(th) Street...................................  Lemoyne, PA             19,457         4,498      25,486        --
  104 Hidden Lake Circle....................................  Duncan, SC                  --           697       3,947        --
  21 Roadway................................................  Harrisburg, PA          12,000         2,332      13,217        --
                                                                                     -------       -------     -------      ----
  Subtotal Industrial Properties............................                         273,011        96,187     494,487        --
  Operating Partnership.....................................                              --            --          --        --
                                                                                     -------       -------     -------      ----
  Total All Properties......................................                         372,644(c)    137,605     697,770         0
                                                                                     =======       =======     =======      ====

                                                                  COSTS         GROSS AMOUNT CARRIED AT CLOSE OF
                                                               CAPITALIZED               PERIOD 12/31/99
                                                              SUBSEQUENT TO    -----------------------------------   ACCUMULATED
                                                              ACQUISITION OR              BUILDING AND               DEPRECIATION
                      BUILDING ADDRESS                          COMPLETION       LAND     IMPROVEMENTS     TOTAL       12/31/99
                      ----------------                        --------------   --------   -------------   --------   ------------
OFFICE PROPERTIES:
  40 Potash Road............................................         --          2,312         9,746       12,058         (571)
  1655 Valley Road..........................................         --          4,580        19,302       23,882       (1,132)
  16-00 Route 208...........................................        499            646         3,245        3,891         (234)
  128 Bauer Drive...........................................          3            420         1,777        2,197         (104)
  22-08 Route 208...........................................        913            990         5,088        6,078         (343)
  15-00 Pollitt Drive.......................................         --            308         1,300        1,608          (76)
  19-00 Pollitt Drive.......................................         --          1,450         6,105        7,555         (358)
  95 Bauer Drive............................................         --            160           678          838          (40)
  99 Bauer Drive............................................          5            276         1,172        1,448          (68)
  Thirteen Columbia Circle..................................          5            441         1,888        2,329          (90)
  Nine Columbia Circle......................................        105            218           996        1,214          (62)
  Seventeen Columbia Circle.................................         17          1,330         5,700        7,030         (272)
  One Columbia Circle.......................................         57          1,365         5,879        7,244         (306)
  Fifteen Columbia Circle...................................         26          1,843         8,102        9,945         (387)
  Three Columbia Circle.....................................        171          1,533         6,693        8,226         (343)
  8 Airline Drive...........................................         17          1,298         5,317        6,615         (254)
  6 British American Blvd...................................         34            780         3,116        3,896         (150)
  Executive Park............................................         68          1,145         4,553        5,698         (207)
  Treeview Corporate Center.................................         85          1,412         5,140        6,552         (228)
  Corporate Center 15.......................................        381          1,226         3,442        4,668         (179)
  Hillside Corporate Center.................................         64          1,483         6,254        7,737         (267)
  Winchester Plaza..........................................         94          2,834        13,776       16,610         (558)
  125 Indigo Creek Drive....................................         --            524         3,012        3,536         (118)
  5009 Campuswood Drive.....................................         --            144           625          769          (24)
  5000 Campuswood Drive.....................................        129            373         2,740        3,113         (121)
  5010 Campuswood Drive.....................................        238            767         6,754        7,521         (302)
  5015 Campuswood Drive.....................................         68            876         9,800       10,676         (391)
  308 Maltbie Street........................................        324            325         2,194        2,519          (89)
  400 West Division Street..................................         --            562         3,231        3,793         (126)
  One Clinton Square........................................          8            371         2,140        2,511          (84)
  1045 James Street.........................................         --            716         4,564        5,280         (179)
  507 Plum Street...........................................         24          1,372         7,914        9,286         (318)
  250 South Clinton Street..................................          9          4,135        23,791       27,926         (935)
  One Park Place............................................         37          3,203        20,630       23,833         (455)
                                                                  -----        -------       -------      -------      -------
  Subtotal Office Properties................................      3,381         41,418       206,664      248,082       (9,371)
INDUSTRIAL PROPERTIES:
  5 Thornton Road...........................................         --          1,844         7,775        9,619         (456)
  2 Volvo Drive.............................................         --            994         4,192        5,186         (246)
  17-01 Pollitt Drive.......................................        339          1,200         5,392        6,592         (339)
  19-05 Nevins Road.........................................         --          1,200         5,053        6,253         (296)
  100 Oak Hill Road.........................................         --            546         2,274        2,820         (133)
  1057 Arnold Road..........................................         10          1,152         4,760        5,912         (275)
  1091 Arnold Road..........................................         71            768         3,277        4,045         (188)
  1305 Goshen Parkway.......................................         --            901         4,084        4,985         (238)
  One Tabas Lane............................................         34            842         3,586        4,428         (207)
  Two Tabas Lane............................................          5          1,211         5,347        6,558         (311)
  101 Commerce Drive........................................         --          5,267        21,083       26,350       (1,192)
  1 Phillips Drive..........................................         --          2,213         8,855       11,068         (500)
  Gettysburg Road...........................................         17          1,351         4,253        5,604         (224)
  AIP Drive.................................................        129          1,539         7,354        8,893         (372)
  Steelway Boulevard........................................        108          2,611        10,483       13,094         (528)
  Northeastern Ind. Park Bldg. 8............................        131          1,254         5,255        6,509         (245)
  Northeastern Ind. Park Bldg. 21...........................         34          1,340         5,506        6,846         (262)
  Northeastern Ind. Park Bldg. 22...........................         12            971         3,976        4,947         (190)
  Marway Circle.............................................         10            826         3,328        4,154         (145)
  16725 Square Drive........................................          1            564         2,460        3,024         (107)
  1030 Edgewood Drive.......................................        529            782         2,822        3,604         (124)
  3530 East Pike............................................          1          1,002         4,686        5,688         (203)
  5555 Massillon Road.......................................        (29)         1,567         6,286        7,853         (251)
  One Apollo Drive..........................................         --          1,933        11,129       13,062         (436)
  2294 Molly Pitcher Highway................................          2          1,894        19,663       21,557         (657)
  1440 Sheffler Drive.......................................          4          2,253        10,120       12,373         (338)
  1465 Nitterhouse Drive....................................          1          3,191        11,945       15,136         (399)
  4400 West 96th Street.....................................         43          1,391         7,881        9,272         (242)
  6402 Corporate Drive......................................         39          1,256         7,457        8,713         (228)
  8677 Logo Court...........................................         79          2,559        15,176       17,735         (466)
  Piedmont Highway. Ind. Park...............................         40          1,311         7,472        8,783         (218)
  Highway 14 Industrial Park................................         32            791         4,514        5,305         (131)
  Buncombe Road Ind. Park...................................         41          1,011         5,774        6,785         (168)
  Batesville Road Ind. Park.................................        251          1,499         8,747       10,246         (249)
  Rocky Creek Business Park.................................         76            617         3,575        4,192         (115)
  Augusta Road Ind. Park....................................         34          1,130         6,438        7,568         (187)
  White Horse Road Ind. Park................................         93          1,273         7,310        8,583         (213)
  120 Hidden Lake Circle....................................         --          1,463         8,292        9,755         (182)
  351 West 10(th) Street....................................         --            547         3,105        3,652          (55)
  600 Hagerty Drive.........................................         --            467         2,648        3,115          (55)
  605 Hagerty Drive.........................................         --            283         1,604        1,887          (34)
  670 Hagerty Drive.........................................         --            405         2,294        2,699          (48)
  800 Hagerty Drive.........................................         --            128           724          852          (15)
  1411 Majestic Drive.......................................         --            671         3,803        4,474          (79)
  1311 Majestic Drive.......................................         --            528         2,991        3,519          (22)
  300 Enterprise Drive......................................         --            746         4,226        4,972          (31)
  One Nixon Lane............................................         --          1,101         6,105        7,206          (46)
  200-250 Kennedy Drive.....................................         --          1,189         6,816        8,005          (50)
  300-350 Kennedy Drive.....................................         --          1,095         6,231        7,326          (46)
  309 Kennedy Drive.........................................         --          1,446         8,551        9,997          (60)
  409 Kennedy Drive.........................................         --          1,623         9,044       10,667          (68)
  55 Carter Drive...........................................          8            668         3,730        4,398          (29)
  200-240 Carter Drive......................................         --            725         3,566        4,291          (30)
  243 St. Nicholas Avenue...................................         --            115           668          783           (5)
  275-285 Pierce Street.....................................         --            625         3,239        3,864          (26)
  301-321 Herrod Blvd.......................................         --          3,777        21,376       25,153         (157)
  24 Abeel Road.............................................         --            292         1,435        1,727          (12)
  21 Cranbury Road..........................................         --          5,856        31,688       37,544         (244)
  34 Englehard Drive........................................         --          1,467         8,381        9,848          (61)
  200 Industrial Avenue.....................................         --          3,454        20,708       24,162         (144)
  118 Moonachie Avenue......................................         --          2,296        15,738       18,034          (96)
  135 Fieldcrest Avenue.....................................         --            528         2,744        3,272          (22)
  24 Madison Road...........................................         --            320         1,605        1,925          (13)
  22 Madison Road...........................................         --            342         1,440        1,782          (14)
  18 Madison Road...........................................         --            141           856          997           (6)
  26 Madison Road...........................................         --            254         1,233        1,487          (11)
  535 Secaucus Road.........................................         --            585         2,837        3,422          (24)
  Mount Ebo Corporate Park..................................         --          1,495         6,990        8,485          (62)
  221 South 10(th) Street...................................         --          4,498        25,486       29,984         (154)
  104 Hidden Lake Circle....................................         --            697         3,947        4,644          (10)
  21 Roadway................................................          8          2,332        13,225       15,557          (18)
                                                                  -----        -------       -------      -------      -------
  Subtotal Industrial Properties............................      2,153         96,213       496,614      592,827      (13,008)
  Operating Partnership.....................................        197             --           197          197          (17)
                                                                  -----        -------       -------      -------      -------
  Total All Properties......................................      5,731        137,631       703,475      841,106      (22,396)
                                                                  =====        =======       =======      =======      =======


                                                              YEAR BUILT/   DEPRECIABLE
                      BUILDING ADDRESS                         RENOVATED      YEAR(S)
                      ----------------                        -----------   -----------
OFFICE PROPERTIES:
  40 Potash Road............................................        1992         (d)
  1655 Valley Road..........................................        1989         (d)
  16-00 Route 208...........................................        1983         (d)
  128 Bauer Drive...........................................        1981         (d)
  22-08 Route 208...........................................     1960/68         (d)
  15-00 Pollitt Drive.......................................     1970/92         (d)
  19-00 Pollitt Drive.......................................  1970/84/95         (d)
  95 Bauer Drive............................................     1974/91         (d)
  99 Bauer Drive............................................        1971         (d)
  Thirteen Columbia Circle..................................        1996         (d)
  Nine Columbia Circle......................................        1992         (d)
  Seventeen Columbia Circle.................................        1995         (d)
  One Columbia Circle.......................................        1991         (d)
  Fifteen Columbia Circle...................................        1995         (d)
  Three Columbia Circle.....................................        1992         (d)
  8 Airline Drive...........................................        1997         (d)
  6 British American Blvd...................................        1980         (d)
  Executive Park............................................        1979         (d)
  Treeview Corporate Center.................................        1991         (d)
  Corporate Center 15.......................................        1979         (d)
  Hillside Corporate Center.................................        1991         (d)
  Winchester Plaza..........................................   1992/1998         (d)
  125 Indigo Creek Drive....................................        1992         (d)
  5009 Campuswood Drive.....................................        1989         (d)
  5000 Campuswood Drive.....................................        1988         (d)
  5010 Campuswood Drive.....................................        1989         (d)
  5015 Campuswood Drive.....................................        1991         (d)
  308 Maltbie Street........................................        1992         (d)
  400 West Division Street..................................        1992         (d)
  One Clinton Square........................................        1991         (d)
  1045 James Street.........................................        1992         (d)
  507 Plum Street...........................................        1991         (d)
  250 South Clinton Street..................................        1991         (d)
  One Park Place............................................        1983

  Subtotal Office Properties................................
INDUSTRIAL PROPERTIES:
  5 Thornton Road...........................................     1973/81         (d)
  2 Volvo Drive.............................................     1966/93         (d)
  17-01 Pollitt Drive.......................................        1968         (d)
  19-05 Nevins Road.........................................        1955         (d)
  100 Oak Hill Road.........................................        1996         (d)
  1057 Arnold Road..........................................        1995         (d)
  1091 Arnold Road..........................................        1996         (d)
  1305 Goshen Parkway.......................................        1991         (d)
  One Tabas Lane............................................        1970         (d)
  Two Tabas Lane............................................     1970/91         (d)
  101 Commerce Drive........................................        1997         (d)
  1 Phillips Drive..........................................   1991-1993         (d)
  Gettysburg Road...........................................   1952/1993         (d)
  AIP Drive.................................................        1991         (d)
  Steelway Boulevard........................................        1977         (d)
  Northeastern Ind. Park Bldg. 8............................   1950/1997         (d)
  Northeastern Ind. Park Bldg. 21...........................        1989         (d)
  Northeastern Ind. Park Bldg. 22...........................        1988         (d)
  Marway Circle.............................................   1976-1977         (d)
  16725 Square Drive........................................        1987         (d)
  1030 Edgewood Drive.......................................        1988         (d)
  3530 East Pike............................................        1991         (d)
  5555 Massillon Road.......................................        1996         (d)
  One Apollo Drive..........................................        1992         (d)
  2294 Molly Pitcher Highway................................        1986         (d)
  1440 Sheffler Drive.......................................        1996         (d)
  1465 Nitterhouse Drive....................................        1995         (d)
  4400 West 96th Street.....................................        1998         (d)
  6402 Corporate Drive......................................        1996         (d)
  8677 Logo Court...........................................        1993         (d)
  Piedmont Highway. Ind. Park...............................   1995/1997         (d)
  Highway 14 Industrial Park................................   1994/1997         (d)
  Buncombe Road Ind. Park...................................   1988/1995         (d)
  Batesville Road Ind. Park.................................   1970/1985         (d)
  Rocky Creek Business Park.................................        1997         (d)
  Augusta Road Ind. Park....................................        1996         (d)
  White Horse Road Ind. Park................................   1989/1997         (d)
  120 Hidden Lake Circle....................................        1998         (d)
  351 West 10(th) Street....................................        1998         (d)
  600 Hagerty Drive.........................................  1980/86/87         (d)
  605 Hagerty Drive.........................................        1991         (d)
  670 Hagerty Drive.........................................  1980/88/90         (d)
  800 Hagerty Drive.........................................        1987         (d)
  1411 Majestic Drive.......................................        1995         (d)
  1311 Majestic Drive.......................................        1993         (d)
  300 Enterprise Drive......................................        1998         (d)
  One Nixon Lane............................................        1987         (d)
  200-250 Kennedy Drive.....................................        1988         (d)
  300-350 Kennedy Drive.....................................        1988         (d)
  309 Kennedy Drive.........................................        1996         (d)
  409 Kennedy Drive.........................................        1996         (d)
  55 Carter Drive...........................................        1986         (d)
  200-240 Carter Drive......................................        1985         (d)
  243 St. Nicholas Avenue...................................        1984         (d)
  275-285 Pierce Street.....................................        1988         (d)
  301-321 Herrod Blvd.......................................        1989         (d)
  24 Abeel Road.............................................        1978         (d)
  21 Cranbury Road..........................................        1998         (d)
  34 Englehard Drive........................................        1982         (d)
  200 Industrial Avenue.....................................        1998         (d)
  118 Moonachie Avenue......................................        1989         (d)
  135 Fieldcrest Avenue.....................................        1980         (d)
  24 Madison Road...........................................        1980         (d)
  22 Madison Road...........................................        1980         (d)
  18 Madison Road...........................................        1979         (d)
  26 Madison Road...........................................        1980         (d)
  535 Secaucus Road.........................................        1974         (d)
  Mount Ebo Corporate Park..................................        1992         (d)
  221 South 10(th) Street...................................        1997         (d)
  104 Hidden Lake Circle....................................     1986/92         (d)
  21 Roadway................................................        1988         (d)

  Subtotal Industrial Properties............................
  Operating Partnership.....................................                     (d)

  Total All Properties......................................


                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                                   (IN 000'S)

NOTES:

    (a) Collateralizes the Company's Credit Facility

    (b) See description of encumbrances in Item 1--Summary of Indebtedness

    (c) Reconciliation of encumbrances as shown above to total consolidated debt, excluding unamortized debt premiums of $3,691 at December 31, 1999 is as follows:

Amount shown above..........................................  $372,644
Debt related to development or construction in progress.....     3,797
Credit Facility.............................................   141,980
                                                              --------
Total consolidated debt, excluding debt premiums............  $518,421
                                                              ========

    (d) Depreciation is computed based on the following estimated lives:

Buildings and Improvements...........  35 years
Tenant/Leasehold Improvements........  Life of lease
Furniture, Fixtures and Equipment....  5 to 10 years

    (e) At December 31, 1999, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $690,000,000.

    Summary of Real Estate and Accumulated Depreciation Activity:

                                                            1999                      1998
                                                   -----------------------   -----------------------
                                                              ACCUMULATED               ACCUMULATED
                                                     COST     DEPRECIATION     COST     DEPRECIATION
                                                   --------   ------------   --------   ------------
Balance at beginning of year.....................  $541,162     $ 6,867      $153,143     $ 2,955
Property acquisitions............................   304,704          --       418,835          --
Capital improvements.............................     3,479          --           906          --
Properties sold..................................    (8,239)       (202)      (31,722)     (2,838)
Depreciation expense.............................        --      15,731            --       6,750
                                                   --------     -------      --------     -------
Balance at end of year...........................  $841,106     $22,396      $541,162     $ 6,867
                                                   ========     =======      ========     =======

                            KEYSTONE PROPERTY TRUST
                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998, and 1997.............  F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

    To the Board of Trustees and Shareholders of Keystone Property Trust:

    We have audited the accompanying consolidated balance sheets of Keystone Property Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Property Trust and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statement schedules in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Philadelphia, PA
February 7, 2000

                            KEYSTONE PROPERTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
INVESTMENT IN REAL ESTATE:
  Land and land improvements................................  $106,279   $ 92,243
  Buildings and improvements................................   574,466    440,680
  Assets held for sale......................................   160,361      8,239
  Development and construction-in-progress..................    17,770         --
  Investment in direct financing lease......................     1,460      1,707
                                                              --------   --------
                                                               860,336    542,869
  Less--Accumulated depreciation............................   (16,559)    (6,665)
    Accumulated depreciation--assets held for sale..........    (5,837)      (202)
                                                              --------   --------
      Total accumulated depreciation........................   (22,396)    (6,867)
                                                              --------   --------
      Total investment in real estate, net..................   837,940    536,002
                                                              --------   --------
CASH AND CASH EQUIVALENTS...................................     4,144      3,247
RESTRICTED CASH AND CASH ESCROWS............................     3,470      2,100
ACCOUNTS RECEIVABLE, including straight-line rent receivable
  of $3,029 and $1,281 in 1999 and 1998, respectively.......     5,966      2,007
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $2,078 and $616 in 1999 and 1998, respectively............     6,522      6,154
DEFERRED LEASING COSTS, net of accumulated amortization of
  $776 and $149 in 1999 and 1998, respectively..............     3,672      1,614
INVESTMENT IN KEYSTONE REALTY SERVICES, INC.., at equity....     4,423      5,207
OTHER ASSETS................................................     8,939      2,643
                                                              --------   --------
      Total assets..........................................  $875,076   $558,974
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Mortgage notes payable and revolving credit facility,
    including unamortized premium on assumed indebtedness of
    $3,691 and $3,542 in 1999 and 1998, respectively........  $522,112   $346,105
  Accounts payable..........................................     2,551        968
  Dividends and distributions payable.......................     1,999      3,713
  Accrued interest payable..................................     2,698        662
  Accrued expenses and other liabilities....................    11,347      3,243
  Deferred rent revenue.....................................     2,708      1,534
                                                              --------   --------
      Total liabilities.....................................   543,415    356,225
                                                              --------   --------
MINORITY INTEREST, 7,326,853 and 6,988,542 units outstanding
  in 1999 and 1998, respectively............................    91,310     88,205
CONVERTIBLE PREFERRED UNITS.................................    54,621      7,500
COMMITMENTS AND CONTINGENCIES...............................        --         --
SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value;
    800,000 shares authorized, issued and outstanding,
    liquidation preference of $20,000.......................         1          1
  Convertible Preferred Stock, Series B; $.001 par value;
    1,600,000 shares authorized, issued and outstanding;
    liquidation preference of $40,000.......................         1         --
  Convertible Preferred Stock, Series C; $.001 par value;
    800,000 shares authorized, issued and outstanding;
    liquidation preference of $20,000.......................         1         --
  Common Shares, $.001 par value; 65,000,000 authorized;
    8,906,943 and 7,391,765 shares issued and outstanding in
    1999 and 1998, respectively.............................         9          7
    Warrants................................................       125        685
    Additional paid-in capital..............................   185,079    104,864
    Loans to executive officers to purchase Common Shares...    (1,536)      (392)
    Deferred compensation...................................      (282)      (540)
    Cumulative net income...................................    20,620     14,292
    Cumulative distributions................................   (18,288)   (11,873)
                                                              --------   --------
      Total shareholders' equity............................   185,730    107,044
                                                              --------   --------
      Total liabilities and shareholders' equity............  $875,076   $558,974
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            KEYSTONE PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE:
  Rents.....................................................  $75,769    $36,332    $ 7,713
  Reimbursement revenue and other income....................    8,757      4,696        484
                                                              -------    -------    -------
      Total revenue.........................................   84,526     41,028      8,197
                                                              =======    =======    =======
OPERATING EXPENSES:
  Property operating expenses...............................   15,096      7,693      3,112
  Management fees paid to affiliate.........................    3,048      1,121         --
  General and administrative................................    3,650        759        732
  Depreciation and amortization.............................   16,359      6,911        909
  Buyout of employment agreements, options and warrants.....       --         --      3,203
  Interest expense..........................................   30,307     14,539      3,134
                                                              -------    -------    -------
      Total operating expenses..............................   68,460     31,023     11,090
                                                              -------    -------    -------
Income (loss) before equity in income (losses) from equity
  method investments, gains on sales of assets,
  distributions to preferred unitholders, minority interest
  of unitholders in Operating Partnership, extraordinary
  item, and net income allocated to preferred shareholders..   16,066     10,005     (2,893)
Equity in income (losses) from equity method investments....      (62)    (1,167)       404
Gains on sales of assets....................................    1,284     11,952      4,608
                                                              -------    -------    -------
Income before distributions to preferred unitholders,
  minority interest of unitholders in Operating Partnership, extraordinary item, and net income allocated to preferred
  shareholders..............................................   17,288     20,790      2,119
Distributions to preferred unitholders......................   (2,040)       (15)        --
                                                              -------    -------    -------
Income before minority interest of unitholders in Operating
  Partnership, extraordinary item, and net income allocated
  to preferred shareholders.................................   15,248     20,775      2,119
Minority interest of unitholders in Operating Partnership...   (5,592)    (9,452)      (876)
Extraordinary loss on debt extinguishment net of $110
  allocated to minority interest of unitholders in Operating
  Partnership...............................................       --        110         --
                                                              -------    -------    -------
NET INCOME BEFORE NET INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS..............................................    9,656     11,213      1,243
NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS..............   (3,328)       (40)        --
                                                              -------    -------    -------
NET INCOME ALLOCATED TO COMMON SHAREHOLDERS.................  $ 6,328    $11,173    $ 1,243
                                                              =======    =======    =======
EARNINGS PER COMMON SHARE--BASIC:
  Net income per Common Share before extraordinary item.....  $   .83    $  1.79    $   .92
  Extraordinary item........................................       --       (.02)        --
                                                              -------    -------    -------
  Net income per Common Share--Basic........................  $   .83    $  1.77    $   .92
                                                              =======    =======    =======
EARNINGS PER COMMON SHARE--DILUTED:
  Net income per Common Share before extraordinary item.....  $   .80    $  1.75    $   .88
  Extraordinary item........................................       --       (.02)        --
                                                              -------    -------    -------
  Net income per Common Share--diluted......................  $   .80    $  1.73    $   .88
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            KEYSTONE PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           LOANS TO EXECUTIVE
                                                                                              ADDITIONAL      OFFICERS TO
                                                                                               PAID-IN          PURCHASE
                                      PREFERRED STOCK         COMMON SHARES       WARRANTS     CAPITAL       COMMON SHARES
                                    --------------------   --------------------   ---------   ----------   ------------------
                                     SHARES      AMOUNT     SHARES      AMOUNT
                                    ---------   --------   ---------   --------
BALANCES, JANUARY 1, 1997.........         --      --      1,121,630   $     1      $  --      $  5,374              --
Net income........................         --      --             --        --         --            --              --
Distributions paid ($.87 per
  share)..........................         --      --             --        --         --            --              --
Common Shares issued for cash, net
  of $870 of issuance costs.......         --      --      1,963,635         2         --        20,728              --
Common Shares issued to officers
  and directors...................         --      --          9,378        --         --            99              --
Common Shares issued for FLIP net
  assets..........................         --      --      2,001,132         2         --        22,010              --
Common Shares issued to terminate
  employment........agreements and
  options                                  --      --        171,266        --         --         2,536              --
Common Shares issued for
  OP Unit conversions.............         --      --         96,240        --         --           979              --
Warrants issued...................         --      --                       --        685            --
                                    ---------     ---      ---------   -------      -----      --------         -------
BALANCES, DECEMBER 31, 1997.......         --      --      5,363,281   $     5        685      $ 51,726              --
Net income allocated to common
  shareholders....................         --      --             --        --         --            --              --
Distributions paid ($.97 per
  share)..........................         --      --             --        --         --            --              --
Distributions declared............         --      --             --        --         --            --              --
Common Shares issued net of $1,042
  of issuance costs...............         --      --      1,812,794         2         --        28,459              --
Restricted Common Shares issued
  employees.......................         --      --         37,242        --         --           540              --
Common Shares issued for stock
  options exercised...............         --      --         38,500        --         --           385              --
Common Shares issued for OP Unit
  conversions.....................         --      --        139,948        --         --         1,631              --
Adjustment for minority interest
  of unitholders in Operating
  Partnership at dates of capital
  transactions....................         --      --             --        --         --         2,815              --
Issuance of Convertible Preferred
  Stock, net of $692 in issuance
  costs...........................    800,000       1             --        --         --        19,308              --
Loan to executive officer to
  purchase Common Shares..........         --      --             --        --         --            --            (392)
                                    ---------     ---      ---------   -------      -----      --------         -------
BALANCES, DECEMBER 31, 1998.......    800,000     $ 1      7,391,765   $     7      $ 685      $104,864            (392)
Net income allocated to common
  shareholders....................         --      --             --        --         --            --              --
Distributions paid ($1.12 per
  share)..........................         --      --             --        --         --            --              --
Common Shares issued, net of $200
  of issuance costs...............         --      --      1,380,678         1         --        19,812              --
Restricted Common Shares issued to
  employees, net of cancellations
  of 500 Common Shares............         --      --          1,054        --         --            22              --
Amortization of restricted share
  grants and forgiveness of
  executive loans.................         --      --             --        --         --            --             156
Common Shares issued for stock
  options exercised...............         --      --          2,200        --         --            22              --
Common Shares issued for OP Unit
  conversions.....................         --      --         19,416        --         --           242              --
Adjustment for minority interest
  of unitholders in Operating
  Partnership at dates of capital
  transactions....................         --      --             --        --         --          (733)             --
Issuance of Convertible Preferred
  Stock, net of $625 in issuance
  costs...........................  2,400,000       2             --        --         --        59,373              --
Loan to executive officer to
  purchase Common Shares..........         --      --        100,000         1         --         1,300          (1,300)
Common Shares issued as
  compensation to trustees........         --      --         11,830        --         --           177              --
Conversion of Warrants to OP Units
  in Operating Partnership........         --      --             --        --       (560)           --              --
                                    ---------     ---      ---------   -------      -----      --------         -------
BALANCES, DECEMBER 31, 1999.......  3,200,000     $ 3      8,906,943   $     9      $ 125      $185,079         $(1,536)
                                    =========     ===      =========   =======      =====      ========         =======

                                                      RETAINED
                                                     EARNINGS/        TOTAL
                                      DEFERRED      (ACCUMULATED   SHAREHOLDERS
                                    COMPENSATION      DEFICIT)        EQUITY
                                    -------------   ------------   ------------

BALANCES, JANUARY 1, 1997.........         --         $  (745)       $  4,630
Net income........................         --           1,243           1,243
Distributions paid ($.87 per
  share)..........................         --            (985)           (985)
Common Shares issued for cash, net
  of $870 of issuance costs.......         --              --          20,730
Common Shares issued to officers
  and directors...................         --              --              99
Common Shares issued for FLIP net
  assets..........................         --              --          22,012
Common Shares issued to terminate
  employment........agreements and
  options                                  --              --           2,536
Common Shares issued for
  OP Unit conversions.............         --              --             979
Warrants issued...................         --              --             685
                                        -----         -------        --------
BALANCES, DECEMBER 31, 1997.......      $  --         $  (487)       $ 51,929
Net income allocated to common
  shareholders....................         --          11,173          11,173
Distributions paid ($.97 per
  share)..........................         --          (6,308)         (6,308)
Distributions declared............         --          (1,959)         (1,959)
Common Shares issued net of $1,042
  of issuance costs...............         --              --          28,461
Restricted Common Shares issued
  employees.......................       (540)             --              --
Common Shares issued for stock
  options exercised...............         --              --             385
Common Shares issued for OP Unit
  conversions.....................         --              --           1,631
Adjustment for minority interest
  of unitholders in Operating
  Partnership at dates of capital
  transactions....................         --              --           2,815
Issuance of Convertible Preferred
  Stock, net of $692 in issuance
  costs...........................         --              --          19,309
Loan to executive officer to
  purchase Common Shares..........         --              --            (392)
                                        -----         -------        --------
BALANCES, DECEMBER 31, 1998.......       (540)        $ 2,419        $107,044
Net income allocated to common
  shareholders....................         --         $ 6,328        $  6,328
Distributions paid ($1.12 per
  share)..........................         --          (6,415)         (6,415)
Common Shares issued, net of $200
  of issuance costs...............         --              --          19,813
Restricted Common Shares issued to
  employees, net of cancellations
  of 500 Common Shares............        (22)             --              --
Amortization of restricted share
  grants and forgiveness of
  executive loans.................        280              --             436
Common Shares issued for stock
  options exercised...............         --              --              22
Common Shares issued for OP Unit
  conversions.....................         --              --             242
Adjustment for minority interest
  of unitholders in Operating
  Partnership at dates of capital
  transactions....................         --              --            (733)
Issuance of Convertible Preferred
  Stock, net of $625 in issuance
  costs...........................         --              --          59,375
Loan to executive officer to
  purchase Common Shares..........         --              --               1
Common Shares issued as
  compensation to trustees........         --              --             177
Conversion of Warrants to OP Units
  in Operating Partnership........         --              --            (560)
                                        -----         -------        --------
BALANCES, DECEMBER 31, 1999.......      $(282)        $ 2,332        $185,730
                                        =====         =======        ========

   The accompanying notes are an integral part of these financial statements.

                            KEYSTONE PROPERTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
  Net income allocated to common shareholders...............  $   6,328   $ 11,173   $  1,243
  Adjustments to reconcile net income allocated to common
    shareholders to net cash provided by operating
    activities-.............................................
    Depreciation and amortization...........................     17,821      7,554        909
    Amortization of debt premiums...........................       (701)      (221)        --
    Amortization of deferred compensation costs and loan
     forgiveness on executive stock loans...................        436         --         --
    Gain on sales of assets.................................     (1,284)   (11,952)    (4,608)
    Extraordinary loss......................................         --        110         --
    Increase in straight-line rents.........................     (1,867)    (1,282)        --
    Decrease in investment in direct financing lease........        247        213         --
    Buyout of employment agreements and options.............         --         --      2,536
    Equity in losses (income) from equity method
     investments............................................         62      1,167       (404)
    Amortization of investment in partnership in excess of
     underlying equity......................................         --         --        356
    Common Shares issued for trustees compensation..........        177         --         41
    Income allocated to preferred shareholders and preferred
     unitholders............................................      5,368         55         --
    Minority interest.......................................      5,592      9,452        876
    Cash provided by (used in) -
      Restricted cash.......................................     (1,370)       367        (11)
      Accounts receivable...................................     (1,310)      (593)       (11)
      Other assets..........................................     (1,449)    (2,734)       314
      Accrued interest......................................      2,036        122        283
      Accounts payable, accrued expenses and other
       liabilities..........................................      3,272      1,541        563
      Deferred rent revenue.................................      1,174      1,415         --
                                                              ---------   --------   --------
        Net cash provided by operating activities...........     34,532     16,387      2,087
                                                              ---------   --------   --------
INVESTING ACTIVITIES:
  Properties acquired, net of cash acquired.................   (198,549)  (300,757)   (17,933)
  (Advances to) repayments of advances from Keystone Realty
    Services, Inc...........................................        722     (1,997)      (150)
  Capital expenditures......................................     (3,479)      (906)    (1,152)
  Construction in progress expenditures.....................     (4,429)        --         --
  Payment of leasing commissions............................     (2,877)      (981)        --
  Increase (decrease) in cash escrows from deferred
    exchanges...............................................         --      2,540     (3,764)
  Proceeds from sales of assets, net........................      9,538     41,001     19,840
  Partnership cash distributions received...................         --         --         25
                                                              ---------   --------   --------
        Net cash used in investing activities...............   (199,074)  (261,100)    (3,134)
                                                              ---------   --------   --------
FINANCING ACTIVITIES:
  Issuances of Common Shares for stock options exercised....         22        385         --
  Issuances of Common and Convertible Preferred Stock, net
    of issuance costs.......................................     37,689     36,748     20,780
  Distributions paid on Common Shares.......................     (8,375)    (6,308)      (985)
  Distributions paid on Convertible Preferred Stock and
    Convertible Preferred Units.............................     (3,423)        --         --
  Distributions paid on OP Units............................     (7,729)    (4,994)      (688)
  Proceeds from mortgage notes payable......................    133,996    137,064      9,200
  Repayment of mortgage notes payable.......................     (3,061)   (50,111)   (10,236)
  Payments of deferred financing costs......................     (1,830)    (6,326)      (694)
  Net borrowings under Credit Facility......................     18,150    123,830         --
                                                              ---------   --------   --------
    Net cash provided by financing activities...............    165,439    230,288     17,377
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        897    (14,425)    16,330
CASH AND CASH EQUIVALENTS, beginning of year................      3,247     17,672      1,342
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, end of year......................  $   4,144   $  3,247   $ 17,672
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                $  27,508   $ 14,091   $  3,188
                                                              =========   ========   ========

See Notes 3 and 7 for disclosure of non-cash investing and financing activities in 1999 and 1998.

  The accompanying notes are an integral part of these consolidated financial statements.

                            KEYSTONE PROPERTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    Keystone Property Trust is a self-administered and self-managed real estate investment trust ("REIT") which was organized as a Maryland corporation in 1994 under the name of American Real Estate Investment Corporation (the "Predecessor"). On October 13, 1999, the Company re-organized as a Maryland REIT through the merger of the Predecessor with and into Keystone Property Trust (the "Company"). Simultaneously, the name of its operating partnership, American Real Estate Investment, L.P. (the "Operating Partnership") was changed to Keystone Operating Partnership, L.P., and the name of its management company was changed to Keystone Realty Services, Inc. (the "Management Company") from American Real Estate Management, Inc. The Company also changed its ticker symbol on the American Stock Exchange from "REA" to "KTR" effective October 13, 1999.

    The Predecessor was previously engaged in the ownership and operation of multi-family residential properties located in certain markets within the Southwestern United States. In connection with the transactions that were consummated on December 12, 1997 (the "Reorganization"), the Predecessor modified its strategy to focus on the acquisition of industrial and office properties located in the Eastern United States. In June 1998, the Predecessor sold its last remaining multi-family residential property, Quadrangles Village Apartments (Note 3).

    As of December 31, 1999, the Company owned 98 industrial and 34 office properties aggregating 16.2 million square feet and 2.3 million square feet, respectively, and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania; Northern New Jersey; New York State; Ohio; Indianapolis, Indiana; and Greenville and Spartanburg, South Carolina and have an overall occupancy of 98.9% at December 31, 1999. The Company conducts all of its service operations, including leasing and property management through the Management Company. As part of the Reorganization, the Operating Partnership acquired 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 56% at December 31, 1999. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENT IN REAL ESTATE

    Investment in real estate is recorded at cost and depreciated over the estimated useful lives of the related assets. Expenditures for additions, renewals and betterments which extend the useful life of the properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

                                                               YEARS
                                                       ---------------------
Buildings and improvements...........................  10-35
Land improvements....................................  15
Tenant improvements..................................  Applicable Lease Term

    At December 31, 1999 and 1998, the Company had an investment in a direct financing lease. The net investment in this lease was $1.5 million and $1.7 million for 1999 and 1998, respectively, which consists of the gross investment of $2.1 million and $2.6 million, net of unearned income of $640,000 and $918,000, respectively. The unearned income is amortized over the lease term as annual rent payments are collected in order to produce a constant periodic rate of return on the net investment in this lease.

    ASSETS HELD FOR SALE

    The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At December 31, 1999, the Company has classified $154.5 million of real estate, at net carrying value, as assets held for sale. At December 31, 1999, assets held for sale consists of 15 office properties and 11 industrial properties. As of December 31, 1998, a community shopping center located in Northern New Jersey was shown in the accompanying consolidated balance sheet as held for sale. This asset was sold in February 1999. In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", ("SFAS No. 121") the Company has suspended depreciation charges on assets held for sale as of the date disposition plans were adopted.

    In accordance with SFAS No. 121, the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss. The impairment loss is measured as the amount that the carrying value of the asset exceeds the fair value of the asset. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows. Based upon management's review, no such provisions were necessary in 1999, 1998 or 1997.

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITALIZATION POLICY

    The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development, which are held in joint ventures. During 1999, the Company capitalized $513,000 of interest costs associated with assets under construction or development. No amount was capitalized in 1998, as the Company had no assets under construction or active development.

    EQUITY METHOD INVESTMENTS

    The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the preferred stock of the Management Company. The Company sold its non-controlling general partner interest in Emerald Vista Associates, L.P. in September 1997, as part of its strategy to sell its interest in multi-family assets.

    The equity method of accounting is used to account for the Company's 50% non-controlling interest in a joint venture to develop 491 acres of land in Indianapolis, Indiana and a joint venture to construct a 500,000 square foot industrial building located in Indianapolis, Indiana (the "Indianapolis Joint Ventures"). At December 31, 1999, the Company has an aggregate investment of approximately $982,000 in the Indianapolis Joint Ventures, which is included in other assets in the accompanying financial statements.

    CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts in escrow for payment of property taxes, insurance or capital improvements, as required by the Company's lenders.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values of current assets and payables approximate their carrying amount due to their short-term nature. The carrying amounts of the mortgage notes payable at December 31, 1999 and 1998 approximated their respective fair values, as determined by using year-end interest rates and market conditions.

    ALLOCATIONS OF INCOME AND LOSSES

    Net income and losses of the Operating Partnership are allocated to the Company and limited partners in accordance with their respective ownership interests. The Company's ownership interest in

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the Operating Partnership was approximately 56% and 53% and the limited partners' ownership was approximately 44% and 47% at December 31, 1999 and 1998, respectively. For the periods prior to the restatement of the Partnership Agreement in connection with the Reorganization, the net income of the Operating Partnership for each year was allocated as follows: an amount representing 80% of the number of Common Shares outstanding at the end of each calendar year (equivalent to approximately $904,000 for 1997) was allocated to the Company. Any remaining net income for each such year was then allocated to the limited partners until the cumulative net income allocated to the limited partners for the current and all prior years was equal to approximately 42% of total cumulative net income since inception. Net losses of the Operating Partnership are allocated to all the partners in proportion to their percentage interests in accordance with the terms of the amended and restated partnership agreement.

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

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A summary of the tax status of the Company's distributions for the three years ended December 31 is as follows:

                                                                1999          1998          1997
                                                              --------      --------      --------
COMMON SHARE DISTRIBUTIONS
Total distributions paid per share..........................   $ 1.12        $  .97        $ .87
Percent taxable as ordinary income..........................   100.00%       100.00%        6.92%
Percent taxable as long term capital gains..................     0.00%         0.00%         .28%
Percent non-taxable return of capital.......................     0.00%         0.00%       92.80%
Classified as ordinary income--per share (1)................   $  .95        $ 1.14        $ .06
Classified as return of capital--per share..................   $   --        $   --        $ .81

PREFERRED SHARE AND PREFERRED UNIT DISTRIBUTIONS
Distributions declared (in 000's)...........................   $5,368        $   55        $  --

------------------------

(1) The Company reported that approximately $.10 or approximately 36% of the distribution declared on December 15, 1998 with a record date of December 31, 1998 and a payable date of January 31, 1999, was taxable in 1999 in accordance with Internal Revenue Code Section 857(b)(8). Approximately $.17 of the remaining distribution was previously reported to shareholders as a 1998 distribution.

    There are differences in the Company's bases of assets and liabilities, specifically relating to minority interests, between those used in financial reporting and the tax basis used for annual federal and state income tax returns. The net federal tax basis of the Company's real estate investments at December 31, 1999 and 1998 was approximately $690.0 million and $445.0 million, respectively.

    EARNINGS PER SHARE

    In 1997, The Company discloses earnings per share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128, ("SFAS No. 128"). SFAS
No. 128 established simplified standards for computing and presenting EPS and supercedes the standards in APB Opinion No.15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

    RECLASSIFICATIONS

    Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified in order to conform with the presentation in the 1999 consolidated financial statements.

    IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    Statement of Financial Accounting Standard ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS
No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SFAS No. 133 requires that changes in the derivative's fair value be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At December 31, 1999, the Company does not have any investments in derivative products, as a result, the impact of adopting SFAS No. 133 is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2001.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

    1999 TRANSACTIONS

    During 1999, the Company acquired 35 properties (34 industrial properties and one office property) and 112 acres of land for an aggregate purchase price of approximately $322.1 million. These properties contained an aggregate of approximately 6.8 million square feet consisting of 6.5 million square feet of industrial and 290,000 square feet of office. Consideration for these acquisitions consisted of cash of approximately $198.5 million, future cash payments of $5.2 million (Note 7), $27.6 million of debt assumed (including debt premiums of $850,000), $40.0 million of Convertible Preferred Stock at a conversion price of $16.00, $47.1 million of Convertible Preferred Units of limited partnership interest in the Operating Partnership issued at conversion prices ranging from $16.00 to $16.50 per unit, $2.2 million in units of limited partnership interest ("OP Units") in the Operating Partnership issued at prices ranging from $15.26 to $17.50 per unit and the issuance of $1.5 million of Common Shares. The Convertible Preferred Stock and OP Units issued as part of these transactions require a quarterly dividend or guaranteed payment at an annual rate ranging from 9% to 9.75%.

    In August 1999, the Company agreed, as part of a phased transaction, to acquire certain industrial properties from Reckson Morris Operating Partnership, L.P. ("RMOP") and Reckson Morris Industrial Trust ("RMIT"). The first phase of this transaction was consummated on September 27, 1999 and involved the acquisition of RMOP from RMIT. RMOP owned 22 industrial properties aggregating
3.9 million square feet and 105 acres of land. The second phase of this transaction is scheduled to close in the second quarter of 2000. This phase requires the Company to acquire entities owning six industrial properties, aggregating approximately 2.2 million square feet and six acres of land in New Jersey for a purchase price of approximately $100.0 million. In addition, the Company has acquired options to purchase an additional 259 acres of land in New Jersey on which the Company can develop an additional 2.8 million square feet of industrial properties. The Company has a $10.0 million letter of credit outstanding as a deposit on the second and final phase of this transaction.

    The Company currently has under construction an 80,000 square foot office building in Allentown, Pennsylvania, of which approximately 66,000 square feet will be occupied by Aetna, Inc. It is anticipated that construction on this building will be completed in the second quarter of 2000.

    In March 1999, the Company sold Urban Farms Shopping Center for
$10.0 million, which resulted in a gain of approximately $1.3 million. The net proceeds from this asset sale were reinvested in the acquisition of an industrial property in 1999.

    The following unaudited pro forma financial information of the Company for the years ended December 31, 1999 and 1998 gives effect to the properties acquired and sold and the Common Shares

                            KEYSTONE PROPERTY TRUST

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS (CONTINUED) and Preferred Stock and OP Unit issuances during 1999 as if the purchases, sales and issuances had occurred on January 1, 1998.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              (IN 000'S, EXCEPT FOR
                                                                 PER SHARE DATA)
                                                              ---------------------
UNAUDITED                                                       1999        1998
---------                                                     ---------   ---------
Pro forma total revenue.....................................  $108,525     $99,322
Pro forma net income allocated to Common Shares.............  $  5,058     $ 4,356
Pro forma net income per Common Share--Basic................  $    .58     $   .50
Pro forma net income per Common Share--Diluted..............  $    .56     $   .48

    1998 TRANSACTIONS

    During 1998, the Company acquired 78 properties (24 office properties and 54 industrial properties) which contained an aggregate of approximately
9.9 million square feet (1.5 million square feet of office and 8.4 million square feet of industrial) for an aggregate purchase price of approximately $418.0 million. Consideration for these acquisitions consisted of cash of approximately $300.0 million, $49.0 million of debt assumed (including debt premiums of $3.8 million), $51.0 million in OP Units in the Operating Partnership, issued at prices ranging from $16.50 to $17.50 per unit, $7.5 million in Convertible Preferred Units, and the issuance of $11.0 million of Common Shares. The 300,000 Convertible Preferred Units issued are convertible into Common Shares at $16.50 and require a quarterly guaranteed payment at the annual rate of 9% which increased to 9.5% effective December 23, 1999. These Convertible Preferred Units are redeemable by the Company at par at any time.

    In 1998, the Company sold two multi-family properties (Americana Lakewood Apartments and Quadrangle Village Apartments) which generated net proceeds of $41.0 million and gains of $12.0 million. The net proceeds from these asset sales were re-invested in industrial and office acquisitions in 1998.

    The following unaudited pro forma financial information of the Company for the years ended December 31, 1998 and 1997 gives effect to the properties acquired and sold during 1998 and 1997 as if the purchases, sales and Common Share and Preferred Stock offerings and OP Unit issuances had occurred on January 1, 1997.

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              (IN 000'S, EXCEPT FOR
                                                                 PER SHARE DATA)
                                                              ---------------------
UNAUDITED                                                       1998        1997
---------                                                     ---------   ---------
Pro forma total revenue.....................................   $71,834     $67,331
Pro forma net income allocated to common shares.............   $ 6,365     $ 5,479
Pro forma net income per common share-Basic.................   $   .86     $   .74
Pro forma net income per common share-Diluted...............   $   .82     $   .71

                            KEYSTONE PROPERTY TRUST

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS (CONTINUED) 1997 TRANSACTIONS

    On December 12, 1997, the Company consummated the acquisition of the McBride Portfolio which was effected through the contribution by McBride Hudson Bay, L.P. and various entities affiliated with it (collectively, "McBride") of interests in certain entities owning 15 office and industrial properties located in Northern New Jersey, the merger of Fairlawn Industrial Park, Inc. ("FLIP") with and into the Company and $8.4 million in cash in return for the issuance of
2.0 million Common Shares, 3.0 million OP Units, (representing aggregate consideration valued at approximately $55.0 million), 125,000 of seven year warrants to acquire OP Units at an exercise price of $11 per OP Unit and the assumption of $45.0 million of mortgage debt. The Company also acquired all of the outstanding preferred stock of the Management Company, a full service real estate management, construction and brokerage company in consideration for the issuance of 363,636 OP Units valued at $4.0 million, and warrants with a seven year term to acquire 250,000 OP Units at an exercise price of $11.00 per OP Unit.

    In December 1997, the Company, through its Operating Partnership, also acquired six industrial properties aggregating approximately 850,000 square feet. The aggregate purchase price for these acquisitions was $28.6 million, consisting of $12.6 million in cash and $16.0 million in debt assumed, which included $680,000 of debt premiums.

    Simultaneous with these transactions, Hudson Bay Partners II, L.P. ("Hudson Bay"), CRA Real Estate Securities and Robert Branson (a former director of the Predecessor) invested an aggregate of $21.6 million in the Company in return for the issuance of an aggregate of 2.0 million Common Shares. In addition, Hudson Bay was issued 300,000 Common Share warrants in the Company with a seven-year term at an exercise price of $11.00 per share.

    The Company sold two multi-family properties (Timberleaf and Sedona Apartments) in 1997 and its 50% general partnership interest in Emerald Vista, which generated net proceeds of $19.8 million and gains totaling $4.6 million.

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

4. INVESTMENTS IN UNCONSOLIDATED COMPANIES

    KEYSTONE REALTY SERVICES, INC.

    The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities including the management, leasing and development of the Company's properties and properties owned by third parties as well as providing other real estate related services for third parties.

                            KEYSTONE PROPERTY TRUST

4. INVESTMENTS IN UNCONSOLIDATED COMPANIES (CONTINUED)
    INDIANAPOLIS JOINT VENTURES

    In December 1998, the Company entered into an agreement to develop 491 acres of land located in Airtech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option and right of first refusal until December 13, 2003 to develop distinct land parcels through joint ventures in which the Company will have a 50% non-controlling interest. As consideration for its investment in each joint venture the Company will issue OP Units to its joint venture partner based upon a pre-determined formula which is based on the number of acres in the specific development parcel. In addition, the Company will be required to fund its 50% share of any additional capital requirements for each venture. The Company is also required to make option payments on a quarterly basis at a rate equal to its then current distribution rate to unitholders in the Operating Partnership for the OP Units which have yet not been issued in consideration for interests in specific joint ventures. On the earlier of December 31, 2003 or the date in which the Company acquires a 50% interest in at least 75% of the 491 acres of land, the joint venture partner has an option to require the Company to purchase the remaining 50% interest in the undeveloped land. In the years ended December 31, 1999 and 1998, the Company incurred and capitalized $424,000 and $30,000 related to this option.

    At December 31, 1999, OP Units equivalent to approximately $200,000 have been issued related to this venture's development of Airtech Park. One of the joint ventures has completed construction of a 500,000 square foot industrial building on 34 acres in Airtech Park. In conjunction with this development project the Company agreed to jointly and severally co-guarantee $19.5 million of construction and permanent financing, and contribute $2.5 million of capital. At December 31, 1999, the Company has contributed $982,000 related to this commitment. The Company also had a commitment to acquire its venture partner's 50% ownership interest in the building at the completion of its construction for approximately $8.9 million less the capital already invested by the Company in the venture. This acquisition was consummated in January 2000 (Note 14).

5. INDEBTEDNESS

    REVOLVING CREDIT FACILITY

    On April 30, 1998, the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The LIBOR interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate which was equal to a LIBOR rate plus 2.25% (8.00%) at December 31, 1999 or the Prime Rate, at the Company's option. In addition, a fee ranging from .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of an additional $100 million.

    At December 31, 1999 and 1998, the Company had $141.9 million and
$123.8 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 63 and 53

                            KEYSTONE PROPERTY TRUST

5. INDEBTEDNESS (CONTINUED)
properties at December 31, 1999 and 1998, respectively. The weighted average balance outstanding and weighted average interest rate for the years ended December 31, 1999 and 1998 for borrowings under the Credit Facility were $137.4 million and $77.8 million and 7.19% and 7.39%, respectively. The Credit Facility requires the Company to meet certain financial covenants, related to the Company's leverage and interest coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of December 31,1999.

    MORTGAGE NOTES PAYABLE

    Mortgage notes of $376.4 million and $218.7 million encumbered 60 and 45 of the properties as of December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75% and 7.03% to 9.75%, respectively. Mortgage notes had weighted average interest rates of 7.68%, 7.75% and 7.61% during December 31, 1999, 1998 and 1997, respectively. The maturities for these notes range from September 2000 through October 2022.

    In connection with several acquisitions in 1999, 1998 and 1997, the Company assumed certain mortgage notes with an aggregate principal value of $75.9 million and a fair value of $80.5 million. The difference between the principal value and the fair value was recorded as a debt premium. The debt premium is being amortized into interest expense over the term of the related mortgage debt. In 1999 and 1998, $701,000 and $221,000 was amortized into interest expense related to this debt premium, respectively.

    In October 1998, the Company refinanced $66.0 million of amounts borrowed under the Credit Facility and $8.4 million of other mortgage debt with $77.7 million of mortgage debt with a fixed rate of 7.50%. As a result of this refinancing, the Company wrote off $220,000 of unamortized deferred financing costs associated with this mortgage debt as an extraordinary loss on debt extinguishment in 1998.

    As a condition of certain of the mortgage loans, initial and ongoing cash reserves are required to be funded for real estate taxes, insurance, tenant rollover costs and capital reserves. The aggregate balances in these reserve accounts at December 31, 1999 and 1998 were approximately $3.5 million and $2.1 million, respectively.

    In December 1999, the Company obtained a $2.0 million working capital facility from a commercial lender. The terms of the facility required monthly interest at LIBOR + 1.85% and maturity in January 2003. At December 31, 1999, no amounts were borrowed from this facility.

                            KEYSTONE PROPERTY TRUST

5. INDEBTEDNESS (CONTINUED)
    Maturities of mortgage notes payable, excluding debt premiums as of December 31, 1999, over the next five years are as follows:

                                                            PRINCIPAL     AMOUNT DUE AT
(IN 000'S)                                                 AMORTIZATION     MATURITY       TOTAL
----------                                                 ------------   -------------   --------
2000.....................................................     $3,860         $  2,664     $  6,524
2001.....................................................      3,431            5,357        8,788
2002.....................................................      7,241          150,776      158,017
2003.....................................................      5,940            4,067       10,007
2004.....................................................      6,286           20,254       26,540
2005 and thereafter......................................         --               --      308,545
                                                                                          --------
TOTAL....................................................                                 $518,421
                                                                                          ========

6. SHAREHOLDERS' EQUITY

    The following table summarizes the Company's issuance of shares of Convertible Preferred Stock and Common Shares in 1999 and 1998:

                                                          NUMBER OF
                                                           SHARES
                                                         CONVERTIBLE     NUMBER OF                     EXERCISE OR    NET CASH
                                           DATE OF        PREFERRED        COMMON                      CONVERSION     PROCEEDS
          TYPE OF ISSUANCE                ISSUANCE          STOCK          SHARES       SHARE PRICE       PRICE      (IN 000'S)
-------------------------------------  ---------------   -----------   --------------   ------------   -----------   ----------
1999 ACTIVITY
Stock offering (1)...................       Various              --        1,276,800    $      14.50          --      $18,314
Convertible Preferred Stock
Offering (2).........................       9/27/99       1,600,000               --              --     $ 16.00           --
Convertible Preferred Stock Offering
  (3)................................       9/27/99         800,000               --              --     $ 15.75       19,375
Stock offering (4)...................       9/27/99              --          103,878    $      14.44          --           --
Stock issued as compensation (5).....       Various              --           11,830    $14.50-15.56          --           --
Unit redemptions (6).................       Various              --           19,416              --          --           --
Stock options exercised..............       4/10/99              --            2,200              --     $ 10.00           22
Executive stock issuance and
  Restricted Stock Awards (7)........       3/24/99              --          101,554    $13.00-14.50          --           --
                                                          ---------     ------------                                  -------
                                                          2,400,000        1,515,678                                  $37,711
                                                          =========     ============                                  =======
1998 ACTIVITY
Convertible Preferred Stock offering
  (8)................................      12/24/98         800,000               --              --     $ 16.50      $19,308
Restricted Stock Awards (7)..........      12/11/98              --           37,242    $      14.50          --           --
Stock offering (9)...................       8/19/98              --          720,743    $      15.81          --           --
Stock offering (10)..................        7/9/98              --        1,092,051    $      16.50          --       17,440
Unit redemptions (6).................       Various              --          139,948              --          --           --
Stock options exercised..............       Various              --           38,500              --     $ 10.00          385
                                                          ---------     ------------                                  -------
                                                            800,000        2,028,484                                  $37,133
                                                          =========     ============                                  =======

------------------------------

(1) These Common Shares were issued to certain trustees and executive officers of the Company between October 12, 1999 and December 29, 1999.

(2) Offering for 1,600,000 shares of non-voting Series B Convertible Preferred Stock, par value $.001 per share, with liquidation preference of $25.00 per share. The shares are convertible into Common Shares at $16.00 per share. Dividends are payable

                            KEYSTONE PROPERTY TRUST

6. SHAREHOLDERS' EQUITY (CONTINUED)
    quarterly at an annual rate of $2.4375 per share of Series B Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.56. The Series B Preferred Stock is redeemable by the Company at any time for cash payments equal to an amount which produces a 17% internal rate of return to the preferred shareholder. After the fifth anniversary of the issuance date through the ninth anniversary of the redemption price is based on a defined premium as specified in the subscription agreement.

(3) Offering for 800,000 shares of non-voting Series C Convertible Preferred Stock, par value $.001 per share, with liquidation preference of $25.00 per share. The shares are convertible into Common Shares at $15.75 per share. Dividends are payable quarterly at an annual rate of $2.4375 per share of Series C Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.54. The Series C Preferred Stock is not redeemable by the Company prior to September 27, 2004.

(4) Shares issued as partial consideration for the RMIT acquisition.

(5) Shares issued to trustees as compensation in lieu of cash for trustee fees.

(6) Unit redemptions represent Common Shares issued upon conversion of OP Units.

(7) These restricted stock awards were issued to certain executives and employees and vest over a two-year period from the date of grant. (Note 9)

(8) Offering for 800,000 shares of non-voting Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $25.00 per share. These shares are convertible into Common Shares at $16.50 per share. Dividends are payable quarterly at an annual rate of $2.25 per Series A Preferred Share and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.485. The Series A Preferred Shares are not redeemable by the Company prior to December 15, 2003.

(9) These shares were issued as a partial repayment for certain indebtedness encumbering certain properties in the Pioneer Portfolio, which was acquired on August 19, 1998.

(10) Investors were funds managed by Morgan Stanley Asset Management, Inc. and CRA Real Estate Securities, L.P. This private placement includes a provision for a purchase price adjustment on July 9, 2000 if the Company fails to consummate a Qualifying Offering, as defined in the subscription agreement, with net proceeds to the Company of at least $150.0 million and a per share price of at least $16.50. This purchase price adjustment is equal to 2.5% of the Common Shares outstanding on July 9, 2000 multiplied by the average price of the Company's Common Shares during the 30-day period ending on the third business day prior to July 9, 2000.

    MINORITY INTEREST AND CONVERTIBLE PREFERRED UNITS

    Minority interest represents interests in the Operating Partnership owned by its limited partners. Income allocated to the minority interest is based on the ownership of the limited partners throughout the year. Pursuant to the amended and restated partnership agreement, the limited partners of the Operating Partnership received a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into Common Shares or cash, at the election of the Company at any time on a one for one basis. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company's Common Shares. The limited partners, in the aggregate, excluding 2.2 million of Convertible Preferred Units outstanding could convert their partnership interests in the Operating Partnership into
7.3 million, 7.0 million and 4.1 million Common Shares as of December 31, 1999, 1998 and 1997, respectively. OP Units totaling 19,416, 139,948 and 96,240 were converted for Common Shares in 1999, 1998 and 1997, respectively.

                            KEYSTONE PROPERTY TRUST

6. SHAREHOLDERS' EQUITY (CONTINUED)

    The Company has three series of non-voting Convertible Preferred Units outstanding all of which have a liquidation value of $25 per share. The 300,000 Series B Convertible Preferred Units have a conversion price of $16.50 and required a preferred return of 9.0% which increases to 9.5% in 2000. The 1,434,136 Series C Convertible Preferred Units have a conversion price of $16.00 and require a preferred return of 9.75%. The 450,700 Series D Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.0%. The preferential return on the Series C Convertible Preferred Units is subject to increase in the event the annual distribution on common OP Units exceeds $1.56. The Series B Convertible Preferred Units are redeemable by the Company at any time. The Series C and Series D Convertible Preferred Units are not redeemable by the Company prior to September 27, 2004 and July 21, 2004, respectively.

7. RELATED PARTY TRANSACTIONS

    The Company subleased office space in Denver, Colorado from Black Creek Capital, LLC. The lease agreement requires a monthly lease payment of $1,346. This lease expired on December 31, 1999. A current trustee and a former director of the Company's predecessor are principal officers and members of Black Creek Capital, LLC.

    The Company has leases with companies in which trustees of the Company are officers and shareholders. The annual aggregate base rental revenue under these leases was approximately $974,000 and $1.1 million at December 31, 1999 and 1998, respectively.

    The Company incurred costs during 1999 and 1998 related to capital and tenant improvements of $591,000 and $397,000, leasing commissions of $1.3 million and $92,000, and repair, maintenance and other costs of $21,000 and $55,000, respectively, which were earned by the companies in which the Company's Chairman and one of its trustees are officers and shareholders.

    Certain limited partners of the Operating Partnership, which include certain trustees and entities in which certain trustees have an ownership interest, have guaranteed an aggregate of approximately $58.4 million and $37.8 million of the mortgage loans as of December 31, 1999 and 1998, respectively.

    Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. Jeffrey E. Kelter, Hudson Bay Partners, L.P. and McBride own 40%, 30% and 30%, respectively, of the common stock of the Management Company. No dividends were paid by the Management Company in 1999, 1998 or 1997. Total management fees paid by the Operating Partnership's properties to the Management Company are included in property operating expenses in the accompanying statements of operations and amounted to $3.0 million and $1.1 million during 1999 and 1998, respectively. The Management Company also receives reimbursements of certain costs attributable to the operation of the properties. Such reimbursements are included in property operating expenses and general and administrative expenses in the accompanying statements of operations and amounted to $2.8 million and $294,000 during 1999 and 1998, respectively. The Company also incurred $565,000 and $84,000 of leasing commissions in 1999 and 1998 related to services performed by the Management Company. No management fees, other reimbursements or leasing commissions were incurred in 1997. The Management Company also manages one property, which is owned by a limited partnership in which the Company's Chief Executive Officer and President has a general partnership interest.

                            KEYSTONE PROPERTY TRUST

7. RELATED PARTY TRANSACTIONS (CONTINUED)
    In December 1999, the Company acquired an 89% interest (and escrowed OP Units to purchase the remaining 11%) in a limited partnership, which owns a 407,100 square foot industrial building in Central Pennsylvania. The Company's Chief Executive Officer and President was the general partner and certain other executives were limited partners in this limited partnership. Subsequent to this acquisition, the Company's Chief Executive Officer and President and certain other executive officers are limited partners in this limited partnership. The purchase price of this building was $16.0 million and the consideration consisted of $14.6 million in cash and $1.4 million in OP Units at a price of $15.26, which was the 30-day average price of the Company's Common Shares prior to the acquisition date.

    In connection with the RMIT transaction, the Company agreed to guarantee a $12.5 million loan from Reckson Associates Realty Corp. ("Reckson") to certain shareholders and executives of the Morris Companies (the "Morris Shareholders"), including Joseph Morris, who was elected a trustee of the Company as a result of the consummation of the RMIT transaction. Scott Rechler, who is President and Co-Chief Executive Officer of Reckson, is also a trustee of the Company. The Morris Shareholders have pledged $25.0 million of Series C Convertible Preferred OP Units as collateral for this loan which bears interest payable monthly at 15%. Under the terms of the loan agreement, the Morris shareholders are obligated to pay to Reckson monthly interest at the Prime Rate plus .50% (the "Morris Interest") and the Company is obligated to pay the difference in interest cost between the Morris Interest and 15%. During 1999, the Company incurred $198,000 related to this obligation. The maturity of this loan is the earlier of September 27, 2001 or the date upon which the Morris Shareholders are able to consummate a re-financing of this obligation with a commercial lender. The Company has also loaned an affiliate of the Morris Shareholders approximately $800,000 under the terms of a note which matures on October 1, 2001. This note requires monthly interest payments equal to the Prime Rate plus 1%.

    In connection with the RMIT transaction, the Company is obligated to pay for the twelve month period beginning January 1, 2000, a monthly construction management fee to an affiliate of Reckson equal to $308,000. The Company has capitalized and accrued this obligation as a cost of the RMIT transaction at December 31, 1999.

    The Company is obligated to pay the Morris Companies additional purchase price related to the RMIT transaction in an amount equal to 1.5% of the monthly rent collected from the tenants in the acquired buildings. These payments are required to be made monthly during the period of October 1999 until October 2002. The Company has estimated the amounts due under this obligation and has capitalized a portion of these payments aggregating $900,000 as additional purchase price at December 31, 1999. The remaining portion will be expensed as incurred over the three-year period as it relates to services to be performed by the Morris Companies.

    As discussed further in Note 9, Hudson Bay, Mr. Kelter and Mr. McBride contributed their outstanding warrants to the Operating Partnership in exchange for OP Units.

    As further discussed in Notes 9 and 11, two executive officers have outstanding loans from the Company related to Common Share issuances and purchases.

                            KEYSTONE PROPERTY TRUST

8. OPERATING LEASES

    The Company's properties are leased to tenants generally under operating leases with expiration dates extending through 2015. Future minimum rentals under noncancellable operating leases, excluding tenant reimbursements of operating expenses as of December 31, 1999 are as follows:

                                                              (IN 000'S)
                                                              ----------
2000........................................................   $ 90,631
2001........................................................   $ 77,534
2002........................................................   $ 66,441
2003........................................................   $ 54,887
2004........................................................   $ 45,722
Thereafter..................................................   $214,324

    The revenue resulting from straight-line rental income adjustments for the years ended December 31, 1999 and 1998 was $1.9 million and $1.3 million, respectively. No straight line rent revenue was recognized in 1997. No tenant represented more than 10% of the minimum rental revenues for 1999, 1998 and 1997.

9. BENEFIT PLANS AND STOCK WARRANTS

    STOCK OPTIONS AND RESTRICTED STOCK AWARDS

    The Company's Omnibus Incentive Plan (the "Plan"), as amended in 1998, has authorized the grant of compensatory awards consisting of stock options, stock awards, stock appreciation rights and other stock-based awards representing up to 10% of the combined number of Common Shares and OP Units of the Operating Partnership outstanding to certain officers and employees. Incentive stock options are to be granted at not less than the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years. The vesting period of each grant varies and is determined at the date of grant. During 1999, the Company granted 18,000 non-qualified options to certain employees. During 1998, the Company granted 156,250 incentive stock options and 447,500 non-qualified options to certain employees. Each option is exchangeable for one Common Share and has an exercise price ranging from $14.50 to $16.50, the Company's market price at the grant date. These options have a ten-year term and vest pro-rata in annual installments ranging from two to five years from the grant date.

    In April 1999, the Company issued 100,000 Common Shares to its President and Chief Executive Officer, Jeffrey Kelter, in consideration for a non-interest bearing recourse note of $1.3 million. The note is also secured by the 100,000 Common Shares issued to Mr. Kelter. The loan is to be forgiven by the Company annually at $186,000 per year over its seven-year term as long as Mr. Kelter remains employed by the Company. These shares carry dividend and voting rights. This loan has been shown in the accompanying financial statements as a reduction in shareholders' equity.

    In 1999 and 1998, the Company granted 1,554 and 37,242 shares of restricted Common Shares, respectively, to certain executives and employees under the Plan as compensation. These shares carry dividend and voting rights and vest over a two-year period. The shares issued under this Plan were recorded at their fair market value on the date of grant with a corresponding charge of $22,000 and $540,000 to shareholders' equity, which was recorded in additional paid-in capital. The unearned

                            KEYSTONE PROPERTY TRUST

9. BENEFIT PLANS AND STOCK WARRANTS (CONTINUED) portion is amortized to compensation expense over the two-year vesting period. At December 31, 1999, the Company amortized $280,000 of compensation expense relating to these restricted shares.

    In 1994, the Company adopted and authorized the Non-Employee Stock Option Plan (the "Non-Employee Plan") and 300,000 shares were authorized thereunder in the form of non-qualified stock options for issuance to certain trustees or consultants. The exercise price for each option granted under the Non-Employee Plan cannot be less than the fair market value of the Company's Common Shares underlying the option at the date of grant. The term of each option is ten years and each option is exercisable upon the date of grant, provided that the option holder remains a trustee, employee or consultant to the Company during the exercise period.

    The following table summarizes the activity and balance outstanding for each plan for 1999, 1998 and 1997:

                                                     1999                  1998                   1997
                                              -------------------   -------------------   --------------------
                                                         WEIGHTED              WEIGHTED               WEIGHTED
                                                         AVERAGE               AVERAGE                AVERAGE
                                                         EXERCISE              EXERCISE               EXERCISE
                                              OPTIONS     PRICE     OPTIONS     PRICE      OPTIONS     PRICE
                                              --------   --------   --------   --------   ---------   --------
OMNIBUS INCENTIVE PLAN
Outstanding, beginning of year..............  602,250     $15.18         --     82,000    $   10.00
Granted.....................................   18,000      15.24    603,750    $ 15.18       45,000     10.00
Exercised...................................       --         --         --         --
Forfeited...................................  (15,500)     15.08     (1,500)     16.50     (127,000)   $10.00
                                              -------     ------    -------    --------   ---------    ------
Outstanding, end of year....................  604,750     $15.18    602,250    $ 15.18           --        --
                                              =======     ======    =======    ========   =========    ======
NON-EMPLOYEE PLAN
Outstanding, beginning of year..............   18,000     $10.00     56,500    $ 10.00      104,000    $10.00
Granted.....................................       --         --         --     55,000        10.00
Exercised...................................   (2,200)     10.00    (38,500)     10.00       (5,000)    10.00
Forfeited...................................       --         --         --    (97,500)       10.00
                                              -------     ------    -------    --------   ---------    ------
Outstanding, end of year....................   15,800     $10.00     18,000    $ 10.00       56,500    $10.00
                                              =======     ======    =======    ========   =========    ======

    The following table summarizes information about stock options exercisable at December 31, 1999:

                                                     NUMBER OF   WEIGHTED AVERAGE
YEAR                                                  OPTIONS     EXERCISE PRICE
----                                                 ---------   ----------------
December 31, 1997..................................    56,500         10.00
December 31, 1998..................................    34,667         12.76
December 31, 1999..................................   181,703         14.43

    Any award issued under the plans which is forfeited, expires or terminates prior to vesting or exercise is available for future award under the plans. In connection with the Reorganization, 388,700 options held by certain executives were cancelled, in consideration for payments aggregating $1.4 million which the executives elected to receive in the form of 129,449 Common Shares which were issued as a result of the Reorganization and 22,500 options awarded to certain directors in 1997 were cancelled at no cost to the Company. In addition, the Company had entered into employment agreements with two former officers of the Company and a consulting agreement with the former Chairman of the Board. These agreements were terminated with the Reorganization. Pursuant to the

                            KEYSTONE PROPERTY TRUST

9. BENEFIT PLANS AND STOCK WARRANTS (CONTINUED) terms of these agreements, these former officers elected to receive these payments in 41,817 Common Shares. Accordingly, the cost of terminating these agreements of approximately $620,000, based upon the December 12, 1997 market price of the Common Shares, was expensed upon the closing of the Reorganization.

    The Company accounts for its stock-based options under Accounting Principles Board Opinion No. 25, under which no compensation expense related to options has been recognized, as all options have been granted with an exercise price equal to or greater than the fair value of the Company's Common Shares on the date of grant. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for disclosure purposes in 1996. In accordance with SFAS No. 123, the fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: 7.00% dividend yield; an expected life of 3.5 years; expected volatility of 29%, 29% and 27%; and a risk free interest rate of 5.0%, 4.97% and 5.74%. The weighted average fair value of those shares granted in 1999, 1998 and 1997 was $2.20, $1.96 and $1.08, respectively, per option granted. The weighted average remaining contractual life of the options outstanding is 8.7 years.

    Using these assumptions, the fair value of the stock options granted in 1999, 1998 and 1997, which were not cancelled as a result of the Reorganization, was approximately $45,000, $1,323,000 and $35,000, respectively. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income would have been reduced to the following pro forma amounts:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                      (DOLLARS IN 000'S, EXCEPT PER
                                                              SHARE AMOUNTS)
                                                   ------------------------------------
                                                     1999          1998          1997
                                                   --------      --------      --------
Net income:
  As reported....................................   $6,328       $11,173        $1,243
  Pro forma (unaudited)..........................   $6,283       $10,961        $1,238

Basic earnings per share:
  As reported....................................   $  .83       $  1.77        $  .92
  Pro forma (unaudited)..........................   $  .82       $  1.74        $  .92

Diluted earnings per share
  As reported....................................   $  .80       $  1.73        $  .88
  Pro forma (unaudited)..........................   $  .80       $  1.70        $  .88

    WARRANTS

    In conjunction with the Predecessor's initial public offering in 1993, Dickinson & Co. received a warrant to purchase up to 107,500 Common Shares at an exercise price of $16.50 per share at any time during the period from November 3, 1993 to November 2, 1998. In conjunction with the acquisition of Quadrangles Village apartments, another investor received a warrant to purchase 175,000 Common Shares at a price of $10.00 per share at any time during the period from December 2, 1994 to December 2, 1999. Both of these warrants were terminated in connection with the Reorganization for cash payments of $25,000 and $641,000, respectively.

                            KEYSTONE PROPERTY TRUST

9. BENEFIT PLANS AND STOCK WARRANTS (CONTINUED)
    In connection with the Reorganization, 300,000 Common Share warrants, with an expiration date of December 12, 2004, were issued to Hudson Bay and 250,000 and 125,000 OP Unit warrants were issued to Jeffrey Kelter and David McBride, respectively, at an exercise price of $11.00 per share or OP Unit. The Common Share warrants issued to Hudson Bay and the OP Unit warrants issued to Jeffrey Kelter and David McBride were valued at $685,000 at issuance. In December 1999, Hudson Bay and Mr. Kelter contributed these outstanding warrants to the Operating Partnership as consideration for the issuance of 125,103 and 106,552 OP Units, respectively. In January 2000, Mr. McBride contributed 125,000 OP Unit warrants to the Operating Partnership in exchange for 46,379 OP Units.

10. EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                                BASIC        DILUTED
                                                                 (DOLLARS IN 000'S,
                                                              EXCEPT PER SHARE AMOUNT)
                                                              ------------------------
YEAR ENDED DECEMBER 31, 1999
Net income..................................................  $    6,328   $     6,328
Add: Minority interest allocation...........................          --         5,592
                                                              ----------   -----------
                                                              $    6,328   $    11,920
                                                              ==========   ===========
Weighted average number of shares outstanding...............   7,622,010     7,622,010
Stock equivalents...........................................          --     7,188,807
                                                              ----------   -----------
                                                               7,622,010    14,810,817
                                                              ==========   ===========
Earnings per share..........................................  $      .83   $       .80
                                                              ==========   ===========
YEAR ENDED DECEMBER 31, 1998

Net income..................................................  $   11,173   $    11,173
Add: Minority interest allocation...........................          --         9,342
Preferred dividends and distributions.......................          --            55
                                                              ----------   -----------
                                                              $   11,173   $    20,570
                                                              ==========   ===========
Weighted average number of shares outstanding...............   6,299,281     6,299,281
Stock equivalents...........................................          --     5,609,480
                                                              ----------   -----------
                                                               6,299,281    11,908,761
                                                              ==========   ===========
Earnings per share..........................................  $     1.77   $      1.73
                                                              ==========   ===========

                            KEYSTONE PROPERTY TRUST

10. EARNINGS PER SHARE (CONTINUED)

                                                                BASIC       DILUTED
                                                              ----------   ----------
YEAR ENDED DECEMBER 31, 1997

Net income..................................................  $    1,243   $    1,243
Add: Minority interest allocation...........................          --          876
                                                              ----------   ----------
                                                              $    1,243   $    2,119
                                                              ==========   ==========
Weighted average number of shares outstanding...............   1,347,297    1,347,297
Stock equivalents...........................................          --    1,056,707
                                                              ----------   ----------
                                                               1,347,297    2,404,004
                                                              ==========   ==========
Earnings per share..........................................  $      .92   $      .88
                                                              ==========   ==========

    The Company's weighted average stock equivalents consisted of the following:

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Options and warrants........................................    169,524     233,623      92,973
Convertible Preferred Stock and Convertible Preferred
  Units.....................................................         --      35,284          --
OP Units....................................................  7,019,283   5,340,573     963,734
                                                              ---------   ---------   ---------
                                                              7,188,807   5,609,480   1,056,707
                                                              =========   =========   =========

11. COMMITMENTS AND CONTINGENCIES

    Three officers of the Company have employment agreements which provide for aggregate initial base compensation of $600,000 subject to increases as approved by the Compensation Committee, among other incentive compensation. In addition, at December 31, 1999, an executive has a non-interest bearing recourse loan outstanding of $359,000 from the Company, which the executive used to acquire 25,000 Common Shares. Under the terms of his employment agreement, $33,333 of this loan is forgiven annually on each anniversary date of the start of his employment by the Company. This loan has been shown in the accompanying financial statements as a reduction in shareholders equity.

    The Company has guaranteed bank loans held by certain executives with which these executives acquired stock in the Company. The Company advanced funds to these executives on an interest bearing basis to fund these purchases until the respective executives bank loans were funded in January 1999. At December 31, 1998, the Company had $464,000 outstanding from these executives for stock purchases. These advances were repaid by the executives in January 1999.

    The Company has $10.2 million in outstanding letters of credit at December 31, 1999 of which $10.0 million secures the Company's obligation to close Phase II of the RMIT transaction which is scheduled to close in 2000. The remaining letter of credit relates to the construction of an 80,000 square foot office building in Allentown, Pennsylvania which is scheduled to be completed in 2000.

    As discussed further in Note 7, the Company has guaranteed a $12.5 million loan which the Morris Shareholders have with Reckson as part of the RMIT transaction.

    See Notes 6 and 7 for additional discussion of commitments of the Company related to an equity issuance in 1998 and the RMIT transaction, which was consummated in September 1999.

                            KEYSTONE PROPERTY TRUST

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION

    In the normal course of business, the Company is involved in legal actions relating to the ownership and operation of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

ENVIRONMENTAL MATTERS

    All of the Company's properties have been subject to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.

12. INTERIM RESULTS (UNAUDITED)

    The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1999, 1998 and 1997:

                                                                                     1999
                                                              --------------------------------------------------
                                                                           THREE MONTH PERIOD ENDED
                                                                 (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)
                                                              --------------------------------------------------
                                                              MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                              ---------   --------   ------------   ------------
Revenue.....................................................  $ 18,033    $18,449      $20,454        $27,590
Income before equity in earnings (losses) from equity method investments, gains on sales of assets, distribution to
  preferred unitholders and preferred shareholders, minority interest of unitholders in Operating Partnership and
  extraordinary item........................................     3,679      3,584        3,755          5,048
Equity in earnings (losses) from equity method
  investments...............................................      (486)        (4)         143            285
Gains on sales of assets....................................     1,284         --           --             --
Distributions to preferred unitholders......................      (169)      (168)        (406)        (1,297)
Minority interest of unitholders in Operating Partnership...    (1,813)    (1,387)      (1,420)          (972)
                                                              --------    -------      -------        -------
Net income before net income allocated to preferred
  shareholders..............................................     2,495      2,025        2,072          3,064
Income allocated to preferred shareholders..................      (450)      (450)        (515)        (1,913)
                                                              --------    -------      -------        -------
Net income available to common shareholders.................  $  2,045    $ 1,575      $ 1,557        $ 1,151
                                                              ========    =======      =======        =======
Basic earnings per Common Share.............................  $    .28    $   .21      $   .21        $   .14
                                                              ========    =======      =======        =======
Diluted earnings per Common Share...........................  $    .27    $   .20      $   .20        $   .14
                                                              ========    =======      =======        =======

                            KEYSTONE PROPERTY TRUST

12. INTERIM RESULTS (UNAUDITED) (CONTINUED)

                                                                                     1998
                                                              --------------------------------------------------
                                                                           THREE MONTH PERIOD ENDED
                                                                 (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)
                                                              --------------------------------------------------
                                                              MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                              ---------   --------   ------------   ------------
Revenue.....................................................  $  5,741    $ 7,994      $11,869        $15,424
Income before equity in earnings (losses) from equity method investments, gains on sales of assets, distribution to
  preferred unitholders and preferred shareholders, minority interest of unitholders in Operating Partnership and
  extraordinary item........................................     1,792      2,249        2,921          3,043
Equity in losses from equity method investments.............      (162)      (299)        (562)          (144)
Gains on sales of assets....................................     6,880      5,072           --             --
Distributions to preferred unitholders......................        --         --           --            (15)
Minority interest of unitholders in Operating Partnership...    (3,617)    (3,403)      (1,086)        (1,346)
Extraordinary loss on debt extinguishment, net of $110,000
  allocated to minority interest of unitholders in Operating
  Partnership...............................................        --         --           --           (110)
                                                              --------    -------      -------        -------
Net income before net income allocated to preferred
  shareholders..............................................     4,893      3,619        1,273          1,428
Income allocated to preferred shareholders..................        --         --           --            (40)
                                                              ========    =======      =======        =======
Net income available to common shareholders.................  $  4,893    $ 3,619      $ 1,273        $ 1,388
                                                              ========    =======      =======        =======
Basic earnings per Common Share.............................  $   0.90    $  0.66      $  0.19        $   .19
                                                              ========    =======      =======        =======
Diluted earnings per Common Share...........................  $   0.87    $  0.66      $  0.18        $   .18
                                                              ========    =======      =======        =======

                                                                                     1997
                                                              --------------------------------------------------
                                                                           THREE MONTH PERIOD ENDED
                                                                 (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)
                                                              --------------------------------------------------
                                                              MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                              ---------   --------   ------------   ------------
Revenue.....................................................   $2,226      $1,867       $1,738        $ 2,366
Loss before equity in earnings (losses) from equity method
  investments, gains on sales of assets, distributions and
  minority interest of unitholders in Operating
  Partnership...............................................     (125)        (23)         (53)        (2,692)
Equity in earnings (losses) from equity method
  investments...............................................      130         134          173            (33)
Gains on sales of assets....................................      403          --        4,205             --
Minority interest of Unitholders in Operating Partnership...       --          --       (1,988)         1,112
                                                               ------      ------       ------        -------
Net income (loss)...........................................   $  408      $  111       $2,337        $(1,613)
                                                               ======      ======       ======        =======
Basic earnings (loss) per Common Share......................   $ 0.36      $ 0.10       $ 2.07        $  (.79)
                                                               ======      ======       ======        =======
Diluted earnings (loss) per Common Share....................   $ 0.22      $ 0.06       $ 2.07        $  (.92)
                                                               ======      ======       ======        =======

13. SEGMENTS

   The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments.

    The Company's Chief Executive Officer assesses and measures operating results based upon property level operating income on an individual asset basis within each of the Company's business segments. The Company considers its reportable segments to be office, industrial, multi-family and other. Other properties consist of a community shopping center, which was sold in 1999, and an

                            KEYSTONE PROPERTY TRUST

13. SEGMENTS (CONTINUED)
investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information concerning the Company reportable segments is shown in the following table:

BUSINESS SEGMENTS                                               1999       1998       1997
-----------------                                             --------   --------   --------
                                                                        (IN 000'S)
REVENUES:
Industrial properties.......................................  $ 47,196   $ 18,545   $    287
Office properties...........................................    36,491     18,478        320
Multifamily properties......................................        --      1,860      7,304
Other properties............................................       625      1,863         88
Other (1)...................................................       214        282        198
                                                              --------   --------   --------
                                                              $ 84,526   $ 41,028   $  8,197
                                                              ========   ========   ========

PROPERTY OPERATING INCOME:
Industrial properties.......................................  $ 30,814   $ 12,330   $    213
Office properties...........................................    18,564     10,299        227
Multifamily properties......................................        --      1,234      3,464
Other properties............................................       431      1,158         74
                                                              --------   --------   --------
                                                              $ 49,809   $ 25,021   $  3,978
                                                              ========   ========   ========

CAPITAL EXPENDITURES:
Industrial properties.......................................  $    816   $     67   $     --
Office properties...........................................     3,746        746         --
Multifamily properties......................................        --         --      1,152
Other properties............................................        --         93         --
                                                              --------   --------   --------
                                                              $  4,562   $    906   $  1,152
                                                              ========   ========   ========

DEPRECIATION AND AMORTIZATION EXPENSE:
Industrial properties.......................................  $  9,810   $  3,623   $     53
Office properties...........................................     6,549      3,094         57
Multifamily properties......................................        --         --        792
Other properties............................................        --        194          7
                                                              --------   --------   --------
                                                              $ 16,359   $  6,911   $    909
                                                              ========   ========   ========

INVESTMENT IN REAL ESTATE, AT COST:
Industrial properties.......................................  $604,710   $311,273   $ 55,205
Office properties...........................................   254,166    221,650     58,082
Multifamily properties......................................        --         --     31,705
Other properties............................................     1,460      9,946     10,071
                                                              --------   --------   --------
                                                              $860,336   $542,869   $155,063
                                                              ========   ========   ========

    The following is a reconciliation of segment property income as shown above to the accompanying consolidated statement of operations for each respective year:

                            KEYSTONE PROPERTY TRUST

13. SEGMENTS (CONTINUED)

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                    (DOLLARS IN 000'S)
Segment property operating income as shown above............  $ 49,809   $ 25,021   $ 3,978
General and administrative expense..........................    (3,650)      (759)     (732)
Buyout of employment agreements, options and warrants.......        --         --    (3,203)
Interest expense............................................   (30,307)   (14,539)   (3,134)
Other income (1)............................................       214        282       198
                                                              --------   --------   -------
Income (loss) before equity in (losses) earnings from equity method investments, gains on sales of assets,
  distributions to preferred unitholders and preferred
  shareholders, minority interest of unitholders in
  Operating Partnership and extraordinary items.............  $ 16,066   $ 10,005   $(2,893)
                                                              ========   ========   =======

------------------------

(1) Amount consists of interest income not allocated to a specific business segment.

14. SUBSEQUENT EVENTS

    In January 2000, the Company acquired its 50% joint venture partners' ownership interest in a limited partnership, which constructed a 500,000 square foot industrial building in Indianapolis, Indiana, for $8.9 million. The consideration for this acquisition was $5.9 million in OP Units and $3.0 million in cash.

    In January 2000, the Company declared a dividend of $.295 per Common Share payable on January 31, 2000 to all shareholders of record on January 18, 2000.

    In January 2000, the Company consummated the sale of 102,511 Common Shares to a trustee of the Company, the Company's Chairman, and to other individuals for aggregate net proceeds of approximately $1.5 million.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KEYSTONE PROPERTY TRUST

                                                       By:            /s/ JEFFREY E. KELTER
                                                            -----------------------------------------
                                                                        Jeffrey E. Kelter
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ JEFFREY E. KELTER
     -------------------------------------------       President, Chief Executive     March 28, 2000
                  Jeffrey E. Kelter                      Officer and Trustee

               /s/ TIMOTHY A. PETERSON
     -------------------------------------------       Executive Vice President,      March 28, 2000
                 Timothy A. Peterson                     Chief Financial Officer

               /s/ TIMOTHY E. MCKENNA                  Senior Vice President--
     -------------------------------------------         Finance (Principal           March 28, 2000
                 Timothy E. McKenna                      Accounting Officer)

                /s/ DAVID F. MCBRIDE
     -------------------------------------------       Chairman and Trustee           March 28, 2000
                  David F. McBride

               /s/ JAMES R. MULVIHILL
     -------------------------------------------       Trustee                        March 28, 2000
                 James R. Mulvihill

                 /s/ DAVID H. LESSER
     -------------------------------------------       Trustee                        March 28, 2000
                   David H. Lesser

                /s/ FRANCESCO GALESI
     -------------------------------------------       Trustee                        March 28, 2000
                  Francesco Galesi

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ MICHAEL J. FALCONE
     -------------------------------------------       Trustee                        March 28, 2000
                 Michael J. Falcone

                /s/ RUSSELL C. PLATT
     -------------------------------------------       Trustee                        March 28, 2000
                  Russell C. Platt

                /s/ SCOTT H. RECHLER
     -------------------------------------------       Trustee                        March 28, 2000
                  Scott H. Rechler

                /s/ JOSEPH D. MORRIS
     -------------------------------------------       Trustee                        March 28, 2000
                  Joseph D. Morris