Form 10-Q
period 2000-03-31
KEYSTONE PROPERTY TRUST
filed 2000-05-15
CIK 906113

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to________________


Commission file number    1-12514
                      --------------

                             KEYSTONE PROPERTY TRUST
       -------------------------------------------------------------------
       (Exact name of registrant as specified in its declaration of trust)


             MARYLAND                                   84-1246585
             --------                                   ----------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                   Identification No.)

    200 Four Falls Corporate Center, Suite 208, West Conshohocken, PA 19428
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (484) 530-1800
                         -------------------------------
                         (Registrant's telephone number)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)







     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---
     A total of 9,283,935 Common Shares of the Registrant's common equity were outstanding as of May 12, 2000.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX



                                                                                                 Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 2000
              (unaudited) and December 31, 1999                                                    3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three months ended March 31, 2000 and 1999                                   4

              Consolidated Statements of Cash Flows (unaudited)
              for the three months ended March 31, 2000 and 1999                                   5

              Notes to Consolidated Financial Statements                                           6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                 14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          19

PART II.      OTHER INFORMATION

Items 1 through 6                                                                                 20

SIGNATURES                                                                                        21


                         PART I - FINANCIAL INFORMATION

                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)


                                                                                       AS OF
                                                                         ---------------------------------
                              ASSETS                                     MARCH 31, 2000  DECEMBER 31, 1999
                              ------                                     --------------  -----------------
                                                                           (UNAUDITED)
INVESTMENT IN REAL ESTATE:
     Land and land improvements .......................................   $   112,863    $   106,279
     Buildings and improvements .......................................       598,223        574,466
     Assets held for sale .............................................       158,507        160,361
     Development and construction-in-progress .........................        21,723         17,770
     Investment in direct financing lease .............................         1,399          1,460
                                                                          -----------    -----------
                                                                              892,715        860,336
     Less - Accumulated depreciation ..................................       (20,981)       (16,559)
          Accumulated depreciation - assets held for sale .............        (5,837)        (5,837)
                                                                          -----------    -----------
                      Total accumulated depreciation ..................       (26,818)       (22,396)
                                                                          -----------    -----------
                      Total investment in real estate, net ............       865,897        837,940
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS .............................................         3,292          4,144
RESTRICTED CASH AND CASH ESCROWS ......................................         3,842          3,470
ACCOUNTS RECEIVABLE, including straight-line rent receivable of $3,858
  and $3,029 in 2000 and 1999, respectively ...........................         6,454          5,966
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,488 and
  $2,078 in 2000 and 1999, respectively ...............................         6,379          6,522
DEFERRED LEASING COSTS, net of accumulated amortization of $1,055 and
  $776 in 2000 and 1999, respectively .................................         4,328          3,672
INVESTMENT IN KEYSTONE REALTY SERVICES, INC., at equity ...............         5,651          4,423
OTHER ASSETS ..........................................................         9,642          8,939
                                                                          -----------    -----------
                      Total assets ....................................   $   905,485    $   875,076
                                                                          ===========    ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility, including unamortized premium on assumed indebtedness of $3,521 and
         $3,691 in 2000 and 1999, respectively ........................   $   548,572    $   522,112
     Accounts payable .................................................         2,614          2,551
     Dividends and distributions payable ..............................         2,027          1,999
     Accrued interest payable .........................................         1,596          2,698
     Accrued expenses and other liabilities ...........................         9,536         11,347
     Deferred rent revenue ............................................         3,338          2,708
                                                                          -----------    -----------
         Total liabilities ............................................       567,683        543,415
                                                                          -----------    -----------
MINORITY INTEREST, 7,652,577 and 7,326,853 units outstanding in 2000
  and 1999, respectively ..............................................        96,814         91,310
CONVERTIBLE PREFERRED UNITS ...........................................        54,621         54,621
COMMITMENTS AND CONTINGENCIES .........................................          --             --
SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding, liquidation
   preference of $20,000 ..............................................             1              1
  Convertible Preferred Stock, Series B; $.001 par value; 1,600,000 shares authorized, issued and outstanding; liquidation preference
   of $40,000 .........................................................             1              1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding; liquidation preference
   of $20,000 .........................................................             1              1
  Common Shares, $.001 par value; 65,000,000 authorized; 9,091,941 and
   8,906,943 shares issued and outstanding in 2000 and 1999,
   respectively .......................................................             9              9
     Warrants .........................................................          --              125
     Additional paid-in capital .......................................       186,441        185,079
     Loans to executive officers to purchase Common Shares ............        (1,489)        (1,536)
     Deferred compensation ............................................          (212)          (282)
     Cumulative net income ............................................        22,565         20,620
     Cumulative distributions .........................................       (20,950)       (18,288)
                                                                          -----------    -----------
         Total shareholders' equity ...................................       186,367        185,730
                                                                          -----------    -----------
         Total liabilities and shareholders' equity ...................   $   905,485    $   875,076
                                                                          ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------
                                                                                     2000              1999
                                                                                ----------------    ----------
REVENUE:
    Rents ......................................................................   $     25,075    $     16,302
    Reimbursement revenue and other income .....................................          3,481           1,731
                                                                                   ------------    ------------
        Total revenue ..........................................................         28,556          18,033
                                                                                   ------------    ------------

OPERATING EXPENSES:
    Property operating expenses ................................................          5,012           3,475
    Management fees paid to affiliate ..........................................          1,000             527
    General and administrative .................................................          1,073             613
    Depreciation and amortization ..............................................          4,708           3,292
    Interest expense ...........................................................         10,332           6,447
                                                                                   ------------    ------------
        Total operating expenses ...............................................         22,125          14,354
                                                                                   ------------    ------------

Income (loss) before equity in income (losses) from equity method investments, gains on sales of assets, distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, and net income allocated
   to preferred shareholders ...................................................          6,431           3,679
Equity in income (losses) from equity method investments .......................            249            (486)
Gains on sales of assets .......................................................            140           1,284
                                                                                   ------------    ------------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, and net income allocated to preferred
   shareholders ................................................................          6,820           4,477
Distributions to preferred unitholders .........................................         (1,317)           (169)
                                                                                   ------------    ------------
Income before minority interest of unitholders in Operating Partnership, and
   net income allocated to preferred shareholders ..............................          5,503           4,308
Minority interest of unitholders in Operating Partnership ......................         (1,628)         (1,813)
                                                                                   ------------    ------------

NET INCOME BEFORE NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS ...............          3,875           2,495

NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS .................................         (1,930)           (450)
                                                                                   ------------    ------------
NET INCOME ALLOCATED TO COMMON SHAREHOLDERS ....................................   $      1,945    $      2,045
                                                                                   ============    ============
BASIC EARNINGS PER COMMON SHARE ................................................   $        .21    $        .28
                                                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES - BASIC .........................................      9,067,959       7,392,644
                                                                                   ============    ============
DILUTED EARNINGS PER COMMON SHARE ..............................................   $        .21    $        .27
                                                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES - DILUTED .......................................     16,682,329      14,507,257
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                   ----------------------------
                                                                                                         2000         1999
                                                                                                         ----         ----
OPERATING ACTIVITIES:
   Net income allocated to common shareholders ......................................................   $  1,945    $  2,045
   Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
       Depreciation and amortization ................................................................      5,118       3,629
       Amortization of debt premiums ................................................................       (170)       (212)
       Amortization of deferred compensation costs and loan forgiveness
         on executive stock loans....................................................................        117          68
       Gain on sales of assets ......................................................................       (140)     (1,284)
       Increase in straight-line rents ..............................................................       (829)       (320)
       Decrease in investment in direct financing lease .............................................         61          62
       Equity in losses (income) from equity method investments .....................................       (249)        486
       Income allocated to preferred shareholders and preferred unitholders .........................      3,247         619
       Minority interest ............................................................................      1,628       1,813
       Cash provided by (used in)
         Restricted cash ............................................................................       (372)       (718)
         Accounts receivable ........................................................................        341        (654)
         Other assets ...............................................................................       (703)        905
         Accrued interest ...........................................................................     (1,102)        469
         Accounts payable, accrued expenses and other  liabilities ..................................     (1,748)       (674)
         Deferred rent revenue ......................................................................        630         372
                                                                                                        --------    --------
           Net cash provided by operating activities ................................................   $  7,774    $  6,606
                                                                                                        --------    --------

INVESTING ACTIVITIES:
   Properties acquired, net of cash acquired ........................................................   $ (3,252)   $(11,711)
   Advances to Keystone Realty Services, Inc. .......................................................       (979)       (387)
   Capital expenditures .............................................................................       (671)       (516)
   Development and construction in progress expenditures ............................................     (3,969)       --
   Payment of leasing commissions ...................................................................       (993)       (357)
   Proceeds from sales of assets, net ...............................................................        920       9,538
                                                                                                        --------    --------
           Net cash used in investing activities ....................................................   $ (8,944)   $ (3,433)
                                                                                                        --------    --------

FINANCING ACTIVITIES:
   Issuances of Common Shares for stock options exercised ...........................................   $   --      $     22
   Issuances of Common Shares, net of issuance costs ................................................      1,487        --
   Distributions paid on Common Shares ..............................................................     (2,661)     (1,959)
   Distributions paid on Convertible Preferred Stock and Convertible Preferred Units.................     (3,219)       (374)
   Distributions paid on OP Units ...................................................................     (2,152)     (1,754)
   Proceeds from mortgage notes payable .............................................................      2,690        --
   Repayment of mortgage notes payable ..............................................................     (1,060)       (769)
   Payments of deferred financing costs .............................................................       (267)        (94)
   Net borrowings under Credit Facility .............................................................      5,500       1,544
                                                                                                        --------    --------
     Net cash provided by (used in) financing activities ............................................   $    318    $ (3,384)
                                                                                                        --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................................       (852)       (211)

CASH AND CASH EQUIVALENTS, beginning of period ......................................................      4,144       3,247
                                                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period ............................................................   $  3,292    $  3,036
                                                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest .....................................................................   $ 11,599    $  5,853
                                                                                                        ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS:

     Keystone Property Trust is a self-administered and self-managed real estate investment trust ("REIT") which was organized as a Maryland corporation in 1994 under the name of American Real Estate Investment Corporation (the "Predecessor"). On October 13, 1999, the Company reorganized as a Maryland REIT through the merger of the Predecessor with and into Keystone Property Trust (the "Company"). Simultaneously, the name of its operating partnership, American Real Estate Investment, L.P., was changed to Keystone Operating Partnership, L.P. (the "Operating Partnership"), and the name of its management company, American Real Estate Management, Inc. was changed to Keystone Realty Services, Inc. (the "Management Company"). The Company also changed its ticker symbol on the American Stock Exchange from "REA" to "KTR" effective October 13, 1999.

     As of May 5, 2000, the Company owns 133 industrial and office properties aggregating 20.8 million square feet, and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, New York State, Northern New Jersey, Ohio, Indianapolis, Indiana and Greenville, South Carolina and have an overall occupancy of 98.35%. The Company conducts all of its service operations, including leasing, property management and other services through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2.   GENERAL:

     BASIS OF PRESENTATION

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three month periods ended March 31, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     PRINCIPLES OF CONSOLIDATION

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 55% at March 31, 2000. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly owned subsidiaries and their operations for the three month periods ended March 31, 2000 and 1999, respectively, on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     ASSETS HELD FOR SALE

         The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At March 31, 2000, the Company has classified $158.5 million of real estate, at net carrying value, as assets held for sale. At March 31, 2000, assets held for sale consists of 15 office properties and 10 industrial properties. In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company has suspended depreciation charges on assets held for sale as of the date disposition plans were adopted.

     CAPITALIZATION POLICY

         The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development, which are held in joint ventures.


     EQUITY METHOD INVESTMENTS

         The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture to develop 457 acres of land in Indianapolis, Indiana. At March 31, 2000, the Company has an investment of approximately $864,000 in this joint venture which is included in other assets in the accompanying financial statements.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 requires that changes in the fair value of derivatives be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At March 31, 2000, the Company does not have any investments in derivative products, as a result, the impact of adopting SFAS No. 133, is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2001.

     EARNINGS PER SHARE

         The Company reports Earnings Per Share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which established simplified standards for computing and presenting EPS and supercedes the standards in APB Opinion No.15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31 (amounts in thousands, except share and per share data):


                                                          2000                       1999
                                                -------------------------   -------------------------
                                                   BASIC        DILUTED        BASIC        DILUTED
Net income                                      $     1,945   $     1,945   $     2,045   $     2,045
Add:  Minority interest allocation                     --           1,628          --           1,813
                                                -----------   -----------   -----------   -----------

                                                $     1,945   $     3,573   $     2,045   $     3,858
                                                ===========   ===========   ===========   ===========


Weighted average number of shares outstanding
Stock equivalents (1):                            9,067,959     9,067,959     7,392,644     7,392,644
                  Options and warrants (2)             --           4,028          --         126,071
                  Convertible OP Units                 --       7,610,342          --       6,988,542
                                                -----------   -----------   -----------   -----------

                                                  9,067,959    16,682,329     7,392,644    14,507,257
                                                ===========   ===========   ===========   ===========

Earnings per Share                              $       .21   $       .21   $       .28   $       .27
                                                ===========   ===========   ===========   ===========


(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at March 31, 2000 and 1999.

(2)  Computed in accordance with the treasury stock method.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS

Certain amounts in the March 31, 1999 financial statements have been reclassified in order to conform with the March 31, 2000 presentation.


3.   ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

     2000 TRANSACTIONS

         In January 2000, the Company acquired its 50% joint venture partners' ownership interest in a limited partnership, which constructed a 500,000 square foot industrial building in Indianapolis, Indiana, for $8.9 million. The consideration for this acquisition was $5.9 million of units of limited partnership interest ("OP Units") (valued at $16.36 per unit) in the Operating Partnership and $3.0 million in cash.

         In January 2000, the Company sold a 15,000 square foot industrial building located at 245 Nicholas Avenue in South Plainfield, New Jersey for net proceeds of approximately $920,000. This sale resulted in a gain of approximately $140,000.

         The Company completed construction in May 2000 of an 80,000 square foot office building in Allentown, Pennsylvania, of which approximately 66,000 square feet will be occupied by Aetna, Inc.

     1999 TRANSACTIONS

         During 1999, the Company acquired 35 properties (34 industrial properties and one office property) and 112 acres of land for an aggregate purchase price of approximately $322.1 million. These properties contained an aggregate of approximately 6.8 million square feet consisting of 6.5 million square feet of industrial space and 290,000 square feet of office space. Consideration for these acquisitions consisted of cash of approximately $198.5 million, future cash payments of $5.2 million, $27.6 million of debt assumed (including debt premiums of $850,000), $40.0 million of Convertible Preferred Stock with a conversion price of $16.00, $47.1 million of Convertible Preferred Units of limited partnership interest ("Convertible Preferred Units") in the Operating Partnership issued with conversion prices ranging from $16.00 to $16.50 per unit, $2.2 million OP Units in the Operating Partnership issued at prices ranging from $15.26 to $17.50 per unit and the issuance of $1.5 million of Common Shares at a price of $14.44 per share. The Convertible Preferred Stock and OP Units issued as part of these transactions require a quarterly dividend or guaranteed payment at an annual rate ranging from 9% to 9.75%.

         In August 1999, the Company agreed, as part of a phased transaction, to acquire certain industrial properties from Reckson Morris Operating Partnership, L.P. ("RMOP") and Reckson Morris Industrial Trust ("RMIT"). The first phase of this transaction was consummated on September 27, 1999 and involved the acquisition of RMOP from RMIT. RMOP owned 22 industrial properties aggregating
3.9 million square feet and 105 acres of land. The second phase of this transaction closed in the second quarter of 2000 (Note 7). In addition, the Company has acquired options to purchase an additional 259 acres of land in New Jersey on which the Company can develop an additional 2.8 million square feet of industrial properties.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In March 1999, the Company sold Urban Farms Shopping Center for $10.0 million, which resulted in a gain of approximately $1.3 million. The net proceeds from this asset sale were reinvested in the acquisition of an industrial property in 1999.

     PRO FORMA OPERATING RESULTS

         Assuming the completion of acquisitions and dispositions which occurred in 2000 and fiscal year 1999, and the completion of the private placement offerings in 2000 and 1999, as of January 1, 1999, pro forma operating results are presented as follows (amounts in thousands):

                                                                  FOR THREE MONTHS ENDED             FOR YEAR ENDED
                                                                       MARCH 31, 2000               DECEMBER 31, 1999
                                                                -----------------------------    ------------------------
TOTAL REVENUE                                                             $  28,287                     $ 107,433
OPERATING INCOME (1)                                                          6,337                        21,639
EQUITY IN INCOME (LOSS) FROM EQUITY METHOD INVESTMENTS                          249                           (62)
MINORITY INTEREST                                                            (1,469)                       (3,815)
PREFERRED DIVIDENDS                                                          (3,247)                      (12,906)
                                                                          ---------                     ---------
NET INCOME ALLOCATED TO COMMON SHAREHOLDERS                               $   1,870                     $   4,856
                                                                          =========                     =========
EARNINGS PER SHARE
         BASIC                                                            $     .20                     $     .53
                                                                          =========                     =========
         DILUTED                                                          $     .20                     $     .52
                                                                          =========                     =========


(1) Net of $4,661 and $20,953 in depreciation expense for the three-month period ended March 31, 2000 and the year ended December 31, 1999, respectively.

         The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 2000 and 1999, including adjustments for depreciation (based upon the acquisition prices associated with the property acquisitions), and interest costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the period.

         These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 1999, nor do they purport to represent the future results of the Company.


4.   INDEBTEDNESS

     REVOLVING CREDIT FACILITY

         On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements at a variable rate which was equal to a LIBOR rate plus 2.25% (8.16%) at March 31, 2000 or the prime rate, at the Company's option. In addition, a fee ranging from
 .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. On June 30, 1999,

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the rate currently in effect is LIBOR +2.25%. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million.

         At March 31, 2000, the Company had $147.5 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 63 properties. The weighted average balance outstanding and weighted average interest rate for the three months ended March 31, 2000 and 1999 for borrowings under the Credit Facility were $145.6 million and $124.1 million and 8.14% and 6.67%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at March 31, 2000.

     MORTGAGE NOTES

         Mortgages notes of $397.6 million encumbered 60 properties as of March 31, 2000. At March 31, 2000, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%. Mortgage notes had weighted average interest rates of 7.63% and 7.75% at March 31, 2000 and 1999, respectively. The maturities for these notes range from September 2000 through October 2022. The weighted average maturity was 8.3 years at March 31, 2000.


5.   SEGMENTS

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1999. The Company considers its reportable segments to be office, industrial, and other. The other properties segment consists of an investment in a direct financing lease and, for 1999, Urban Farms Shopping Center which was sold in March 1999. Summarized financial information concerning the Company's reportable segments is shown in the following table as of March 31, 2000 and 1999, unless otherwise noted (amounts in thousands).


BUSINESS SEGMENTS                          2000       1999
-----------------                          ----       ----
REVENUES
Industrial properties                    $ 18,450   $  9,387
Office properties                           9,945      8,216
Other properties                               70        396
Other (1)                                      91         34
                                         --------   --------
                                         $ 28,556   $ 18,033
                                         ========   ========

PROPERTY OPERATING INCOME
Industrial properties                    $ 12,064   $  6,188
Office properties                           5,615      4,262
Other properties                               66        255
                                         --------   --------
                                         $ 17,745   $ 10,705
                                         ========   ========


                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




CAPITAL EXPENDITURES
Industrial properties                    $    202   $    151
Office properties                             469        365
Other properties                             --         --
                                         --------   --------
                                         $    671   $    516
                                         ========   ========

DEPRECIATION AND AMORTIZATION EXPENSE
Industrial properties                    $  3,573   $  1,934
Office properties                           1,135      1,358
Other properties                             --         --
                                         --------   --------
                                         $  4,708   $  3,292
                                         ========   ========

INVESTMENT IN REAL ESTATE, At Cost (2)
Industrial properties                    $634,440   $604,710
Office properties                         256,876    254,166
Other properties                            1,399      1,460
                                         --------   --------
                                         $892,715   $860,336
                                         ========   ========




         The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three month periods ended March 31 (amounts in thousands):

                                                                        2000        1999
                                                                        ----        ----
Segment property operating income as shown above                      $ 17,745    $ 10,705
General and administrative expense                                      (1,073)       (613)
Interest expense                                                       (10,332)     (6,447)
Other income (1)                                                            91          34
                                                                      --------    --------
Income before equity in losses from equity method investments, gains on sales of assets, distributions to preferred
   unitholders and net income allocated to preferred shareholders,
   and minority interest of unitholders in Operating Partnership      $  6,431    $  3,679
                                                                      ========    ========

(1) Amount consists of interest and other income not allocated to a specific business segment.

(2)  Amounts for 1999 are as of December 31, 1999.


6.   DIVIDENDS

         On April 28, 2000, the Company paid a dividend of $.295 per share for the first quarter of 2000 which paid on April 28, 2000 to shareholders of record on April 19, 2000.

         In January 2000, the Company declared a dividend of $.295 per share for the fourth quarter of 2000 which was paid on January 31, 2000 to shareholders of record on January 18, 2000.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment which range from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $1.9 million and $1.3 million, respectively, during the three months ended March 31, 2000. In April 2000, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock and Convertible Preferred Units which aggregated $3.2 million.

7.   SUBSEQUENT EVENTS

         On May 5, 2000, the Company acquired a portfolio of five warehouse and distribution facilities in New Jersey which aggregate approximately 1.8 million square feet and six acres of land adjacent to one of the facilities for approximately $91 million as part of the second phase of the RMIT transaction. These buildings are currently 76.5% occupied (100% leased) under leases which expire between 2001 and 2014. This acquisition was funded by $59.0 million of mortgage debt with a 5.5 year term and an interest rate of 8.12%, $25.7 million of Convertible Preferred Units which require a guaranteed payment at an annual rate of 9.75% and are convertible to Common Shares at $16.00 per share, and the remaining consideration was funded by senior recourse secured term debt from First Union National Bank (the "First Union Facility") with a 3 year term and a variable interest rate of LIBOR + 2.25%. The First Union Facility allows the Company to borrow up to $30 million. This debt is also collateralized by mortgages on certain properties. The interest rate is also subject to reduction to LIBOR + 1.80% in the event the outstanding balance is below certain thresholds.

         On May 2, 2000, the Company sold distribution facilities located in New Jersey for approximately $8.1 million. This sale resulted in a gain of approximately $100,000.

         In April 2000, the Company acquired a 214,600 square foot industrial facility, which was also part of the second phase of the RMIT transaction, in East Brunswick, New Jersey for $8.5 million in cash, including closing costs, and simultaneously sold it for $9.3 million which resulted in a gain of approximately $800,000.

         In April 2000, Neuman Distributors, Inc., one of the Company's tenants which occupies 332,000 square feet in a distribution facility in New Jersey, notified the Company that it filed for protection under Chapter 11 of the Bankruptcy Code. Annual rent under this lease is approximately $2.2 million which is approximately 2.0% of the Company's current aggregate annualized in place base rents from all of its existing tenants. This tenant has continued to pay and is current on all post-petition rent, however, no certainty exists that this tenant will continue to pay rent in accordance with the terms of its lease. The tenant has indicated to the Company that it is pursuing the sale of its business under which sale it is believed that the lease would be reaffirmed by the potential purchaser. However, no certainty exists that the business will be sold and the lease will ultimately be reaffirmed. The Company believes that in the event this tenant ceases to pay rent under the terms of their lease, that it will be able to re-lease the space within a reasonable period of time at a rental rate which exceeds the current rate of $6.62 per square foot given the current market conditions in the Northern New Jersey industrial market and the quality and location of this building.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect on the Company's cash flows and property values, of economic and other conditions in the market areas in which the Company owns properties; the need to renew leases or relet space upon the expiration of current leases, and the ability of the properties to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility may increase.

         The following discussion compares the operations and activities of the Company for the three-month periods ended March 31, 2000 and 1999 and should be read in conjunction with the accompanying financial statements and notes thereto.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Net income for the three-month period ended March 31, 2000 was $1.9 million, or $.21 per diluted share, as compared with net income of $2.0 million, or $.27 per diluted share, for the same period ended March 31, 1999. Net income for the three-month period ended March 31, 2000 included a gain on a sale of a warehouse of $140,000 or approximately $0.01 per diluted share. Net income for the same period in 1999 included a gain on the sale of a retail shopping center of $1.3 million or $0.09 per diluted share. Excluding the impact of asset sales in both periods, net income for the quarter ended March 31, 2000 and the comparable prior period would have been $1.9 million and $1.4 million or $0.21 and $0.18 per diluted share, respectively.

         Revenues for the three-month period ended March 31, 2000 increased to $28.6 million as compared with $18.0 million for the same period in 1999, respectively, primarily as a result of property acquisitions.

         Operating expenses increased to $22.1 million from $14.3 million, respectively, in the three-month period ended March 31, 2000 over the same period in 1999. This overall increase of $7.8 million or 54.5% is a result of property acquisitions and is primarily the result of increases in depreciation and interest expense associated with increases in the Company's investment in real estate assets and mortgage debt from $547.1 million and $346.7 million at March 31, 1999, respectively, to $892.7 million and $548.6 million respectively, at March 31, 2000. General and administrative expenses increased for the three month period ended March 31, 2000 to $1.1 million in comparison to $613,000 for the same period in 1999. This increase was primarily the result of an increase of approximately $300,000 for certain Company expenses, primarily payroll expenses, which were previously paid by the Management Company in addition to other increases in costs which resulted from the growth of the Company.

         Equity in earnings from investments increased by $735,000, from a loss of $486,000 in the three-month period ended March 31,1999 to income of $249,000 in the same period in 2000. This increase is the result of increases in third party fee income generated by the Management Company as a result of increases in transaction activity and a $300,000 increase in reimbursed costs by the Company over the amount of reimbursements in the same period last year.

         Property level operating income for the three-month periods ended March 31, 2000 and 1999 for the Properties owned since January 1, 1999 (the "Same Store Properties") increased to approximately $14.6 million from $14.2 million, respectively. This increase of approximately 3.1% is primarily due to increases in rental revenue of approximately 2.6% in the Same Store Properties. Operating expenses for these properties decreased by approximately $99,000 or 5.2% and this decrease was offset by increases in real estate tax expense which were largely reimbursed by tenants. The Same Store Properties consist of 64 industrial and 33 office properties and one other property which aggregate approximately 11.8 million square feet.

         Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three-month periods ended March 31, 2000 and 1999 (amounts in thousands).


                                           2000       1999    % CHANGE
                                           ----       ----    --------
Revenue

         Rental revenue                   $15,868    $15,745        .8%
         Tenant reimbursement and other     1,926      1,606      19.9%
                                          -------    -------
         Total revenue                    $17,794    $17,351       2.6%
                                          =======    =======

Operating Expenses
         Property operating expenses        1,817      1,916      (5.2%)
         Real estate taxes                  1,351      1,246       8.4%
                                          -------      -----
         Total operating expenses           3,168      3,162        .2%
                                          -------      -----

Property Net Operating Income             $14,626    $14,189       3.1%
                                          =======    =======

Occupancy at March 31                       96.3%     98.9%
                                          =======    =======



BUSINESS SEGMENTS

         Revenue and property net operating income in both the industrial and office properties segments increased significantly in the three month period ended March 31, 2000 as compared to the same period in the prior year as a result of the property acquisitions consummated in 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         During the three months ended March 31, 2000, the Company generated $7.8 million in cash flow from operating activities as compared to cash flow generated of $6.6 million during the same period in 1999. This increase in operating cash flow is a result of the cash flow generated from the various acquisitions consummated by the Company during 1999.

         Cash used in investing activities in the three months ended March 31, 2000 was $8.9 million as compared to $3.4 million of cash used during the same period in 1999. The increase in cash used is primarily a result of the on-going construction expenditures in 2000 for the building for AETNA, Inc., along with the impact of the sale of the Urban Farms Shopping Center in 1999. Cash provided by financing activities was $318,000 in 2000 as compared to $3.4 million of cash used in financing activities in the same period in 1999.

CAPITALIZATION

         As of March 31, 2000, the Company had $545.1 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.8 % and a weighted average maturity of 6.6 years. Approximately $2.6 million of this debt is scheduled to mature in 2000. The Company has a $150,000,000 Credit Facility with a group of commercial lenders led by Bank Boston, N.A. which expires on April 29, 2002. The Credit Facility bears interest at a variable rate at the Company's option of either a LIBOR rate plus 2.25% per annum or the prime rate. The LIBOR interest rate is on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. The Company's outstanding borrowings under this Credit Facility are $147.5 million at March 31, 2000 at an interest rate of 8.16%. The Company is able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of an additional $100 million.

         The Company's market capitalization and debt-to-market capitalization ratios were $986.9 million and 61.3%, respectively, as of May 5, 2000 based upon the closing price of the Company's common stock of $13.00 per share as of that date.

SHORT AND LONG TERM LIQUIDITY

         Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. We expect to meet our short-term (one year or less) liquidity requirements generally through working capital and net cash provided by operating activities along with borrowings from the Credit Facility and the First Union Facility. Further, the Company anticipates that it will selectively dispose of certain office and non-core industrial assets in 2000. The Company believes all of these sources will be available in 2000 in order to fund short-term liquidity needs.

         Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. We expect to meet our long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership,
(ii) the selective disposition of our office and certain industrial assets, and
(iii) the sale or contribution of certain of our wholly-owned, non-core properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above in short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares, or preferred stock and depository shares representing preferred stock with an aggregate value of up to $500 million. As of March 31, 2000, the Company has issued $20.0 million under this Registration Statement.

         The Company believes that our available cash and cash equivalents and cash flows from operating activities included with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and the long-term.


IMPACT OF RECENT ACCOUNTING STANDARDS

         See Note 2 to the March 31, 2000 consolidated financial statements.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. Effective January 1, 2000, the Company adopted NAREIT's recent clarifications related to the presentation of FFO, and in accordance with these clarifications, re-stated FFO for all periods presented to reflect FFO in accordance with these clarifications. Accordingly, the Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds available for distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments; non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions; and increased by amortization of deferred of financing costs and amortization of restricted stock awards.

         FFO, FAD and cash flows for the three-month periods ended March 31, 2000 and 1999 are summarized in the following table (in thousands, except share data):


                                                                                   FOR THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              --------------------------------
                                                                                    2000            1999
                                                                                -----------      -----------
                                                                                (unaudited)      (unaudited)
Income before distributions to preferred unitholders and income allocated to preferred shareholders and minority interest of unitholders in Operating
Partnership                                                                   $      6,820    $      4,477
(Less) Plus:

     Gains on sales of assets                                                         (140)         (1,284)
     Depreciation and amortization related to real estate                            4,708           3,292
     Equity in loss from equity method investments                                    (249)            486
     FFO contribution from equity investments                                          292            (444)
                                                                              ------------    ------------
     Funds from Operations                                                    $     11,431    $      6,527
                                                                              ============    ============


(Less) Plus:
     Rental income from straight-line rents                                   $       (829)   $       (320)
     Amortization of deferred financing costs                                          410             338
     Amortization of restricted stock awards                                            68              68
     Building improvements                                                            (223)            (55)
     Tenant improvements                                                              (448)           (228)
     Leasing commissions                                                              (895)           (211)
                                                                              ------------    ------------
Funds Available for Distribution                                              $      9,514    $      6,119
                                                                              ------------    ------------

Cash flow from operating activities                                           $      7,774    $      6,377
Cash flow from investing activities                                                 (8,944)         (3,480)
Cash flow from financing activities                                                    318          (3,108)
                                                                              ------------    ------------


Net decrease in cash and cash equivalents                                     $       (852)   $       (211)
                                                                              ============    ============

Weighted average number of common and convertible preferred shares and
units-diluted (1)                                                               25,042,553      16,173,923
                                                                              ============    ============


(1) Includes the shares of Convertible Preferred Stock and Convertible Preferred Units issuable assuming conversion at conversion prices which range from $15.75 to $16.50 per share and unit.


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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility as interest on the Credit Facility is subject to fluctuations in the market. Currently, the Company does not have any interest rate hedge contracts in place to protect against interest rate increases on the Credit Facility. The amount outstanding under the Credit Facility represents approximately 27% of debt outstanding as of March 31, 2000. In May 2000, the Company entered into the First Union Facility which is also variable rate debt under which $14.7 million was borrowed in May 2000. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity and interest rate for fixed rate debt, excluding the Credit Facility, was 8.3 years and 7.63% at March 31, 2000. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rate on the maturing debt.

         If the interest rate for the Credit Facility was 100 basis points higher or lower during the first quarter of 2000, the Company's interest expense for the first quarter would have been increased or decreased by approximately $368,000. Approximately $2.6 million of the Company's fixed rate debt matures in 2000. The Company currently intends to refinance this maturing obligation in 2000. If interest rates for this fixed rate debt maturing and to be refinanced in 2000 is 100 basis points higher or lower than its current rate of 8.25%, the Company's annual interest expense would be increased or decreased by approximately $26,000.

         Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure.

                          PART II. - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor the Properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.


ITEM 2. CHANGES IN SECURITIES

     The Company hereby incorporates by refereence disclosure from the Company's proxy statement for the 2000 Annual Meeting of Shareholders, filed on April 28, 2000, related to issuances of Common Shares to certain trustees in the three-month period ended March 31, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.          Financial Data Schedule

(b)  Reports on Form 8-K:

     During the three month period ended March 31, 2000, the Company filed the following:

     (i) A Current Report on Form 8-K, dated December 10, 1999, was filed on January 5, 2000 (reporting under Items 5 and 7) regarding the completed issuance of an aggregate of 658,173 Common Shares of the Company's, par value $.001 per share, under the Company's existing shelf registration statement and the exchange of an aggregate of 550,000 outstanding warrants to purchase Common Shares and OP Units for 231,655 OP Units.

     (ii) A Current Report on Form 8-K, dated January 18, 2000, was filed on January 27, 2000 (reporting under Items 5 and 7) regarding the completed issuance of an aggregate of 33,545 Common Shares of the Company's, par value $.001 per share, under the Company's existing shelf registration statement.

                            SIGNATURES OF REGISTRANT


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KEYSTONE PROPERTY TRUST

Date:      May 15, 2000      By:  /S/ JEFFREY E. KELTER
                                  ---------------------
                                  Jeffrey E. Kelter
                                  President and Chief Executive Officer


Date:      May 15, 2000       By:  /S/ TIMOTHY A. PETERSON
                                   -----------------------
                                   Timothy A. Peterson
                                   Executive Vice President and
                                   Chief Financial Officer


Date:      May 15, 2000        By:  /S/ TIMOTHY E. MCKENNA
                                    ----------------------
                                    Timothy E. McKenna
                                    Senior Vice President - Finance
                                    and Corporate Controller
                                    (Principal Accounting Officer)