Form 10-Q
period 2000-06-30
KEYSTONE PROPERTY TRUST
filed 2000-08-14
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number   1-12514
                       ---------

                             KEYSTONE PROPERTY TRUST
       (Exact name of registrant as specified in its declaration of trust)

             MARYLAND                               84-1246585
   (State or other jurisdiction of                (IRS Employer
   incorporation or organization)                Identification No.)

     200 FOUR FALLS CORPORATE CENTER, SUITE 208, WEST CONSHOHOCKEN, PA 19428
                    (Address of principal executive offices)

                                 (484) 530-1800
                         (Registrant's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No ___

     A total of 9,328,852 Common Shares of the Registrant's common equity were outstanding as of August 11, 2000.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                                 Page
                                                                                NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 2000
              (unaudited) and December 31, 1999                                       3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three and six months ended June 30, 2000 and 1999               4

              Consolidated Statements of Cash Flows (unaudited)
              for the six months ended June 30, 2000 and 1999                         5

              Notes to Consolidated Financial Statements                              6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    15

Item 3.       Quantitative and Qualitative Disclosures about Market Risk             22

PART II.      OTHER INFORMATION

Items 1 through 6                                                                    23

SIGNATURES                                                                           25


                         PART I - FINANCIAL INFORMATION
                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)


                            ASSETS                                       JUNE 30, 2000  DECEMBER 31, 1999
                            ------                                       -------------  -----------------
                                                                          (UNAUDITED)
INVESTMENT IN REAL ESTATE:
     Land and land improvements ........................................   $ 128,848      $ 106,279
     Buildings and improvements ........................................     690,450        574,466
     Assets held for sale ..............................................     148,642        160,361
     Development and construction-in-progress ..........................      16,713         17,770
     Investment in direct financing lease ..............................       1,337          1,460
                                                                           ---------      ---------
                                                                             985,990        860,336
     Less - Accumulated depreciation ...................................     (26,526)       (16,559)
          Accumulated depreciation - assets held for sale ..............      (5,778)        (5,837)
                                                                           ---------      ---------
                      Total accumulated depreciation ...................     (32,304)       (22,396)
                                                                           ---------      ---------
                      Total investment in real estate, net .............     953,686        837,940
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS ..............................................       3,295          4,144
RESTRICTED CASH AND CASH ESCROWS .......................................       6,552          3,470
ACCOUNTS RECEIVABLE, including straight-line rent receivable of $4,846 and  $3,029 in 2000 and 1999, respectively, net of $250 allowance for
doubtful accounts in 2000 ..............................................       7,271          5,966
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,958
and $2,078 in 2000 and 1999, respectively ..............................       6,819          6,522
DEFERRED LEASING COSTS, net of accumulated amortization of $1,371
and $776 in 2000 and 1999, respectively ................................       5,017          3,672
INVESTMENT IN KEYSTONE REALTY SERVICES, INC., at equity ................       5,307          4,423
OTHER ASSETS ...........................................................       5,322          8,939
                                                                           ---------      ---------
                      Total assets .....................................   $ 993,269      $ 875,076
                                                                           =========      =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility, including unamortized premium on assumed indebtedness of $3,350 and $3,691 in 2000
and 1999, respectively .................................................   $ 612,617      $ 522,112
     Accounts payable ..................................................         918          2,551
     Dividends and distributions payable ...............................       2,602          1,999
     Accrued interest payable ..........................................       2,750          2,698
     Accrued expenses and other liabilities ............................       9,760         11,347
     Deferred rent revenue .............................................       2,416          2,708
                                                                           ---------      ---------
         Total liabilities .............................................     631,063        543,415
                                                                           ---------      ---------
MINORITY INTEREST, 7,694,159 and 7,326,853 units outstanding in 2000
and  1999, respectively ................................................      96,506         91,310
CONVERTIBLE PREFERRED UNITS ............................................      80,295         54,621
REDEEMABLE SERIES B PREFERRED STOCK, $.001 par value; 796,129 shares ...      19,903           --
authorized, issued and outstanding
COMMITMENTS AND CONTINGENCIES ..........................................        --             --

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding, liquidation
preference of $20,000 ..................................................           1              1
  Convertible Preferred Stock, Series B; $.001 par value; 803,871 shares authorized, issued and outstanding; liquidation preference
of $20,097 .............................................................           1              1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding; liquidation preference
of $20,000 .............................................................           1              1
  Common Shares, $.001 par value; 65,000,000 authorized; 9,283,677 and 8,906,943 shares issued and outstanding in 2000 and 1999,
respectively ...........................................................           9              9
     Warrants ..........................................................        --              125
     Additional paid-in capital ........................................     168,988        185,079
     Loans to executive officers to purchase Common Shares .............      (3,893)        (1,536)
     Deferred compensation .............................................        (142)          (282)
     Cumulative net income .............................................      24,226         20,620
     Cumulative distributions ..........................................     (23,689)       (18,288)
                                                                           ---------      ---------
         Total shareholders' equity ....................................     165,502        185,730
                                                                           ---------      ---------
         Total liabilities and shareholders' equity ....................   $ 993,269      $ 875,076
                                                                           =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                  2000           1999            2000            1999
                                                            ------------    ------------    ------------    ------------
REVENUE:
    Rents ...............................................   $     26,667    $     16,674    $     51,742    $     32,976
    Reimbursement revenue and other income ..............          3,562           1,775           7,043           3,506
                                                            ------------    ------------    ------------    ------------
        Total revenue ...................................         30,229          18,449          58,785          36,482
                                                            ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Property operating expenses .........................          5,145           3,025          10,157           6,500
    Management fees paid to affiliate ...................          1,142             554           2,142           1,081
    General and administrative ..........................          1,017             998           2,090           1,611
    Depreciation and amortization .......................          5,860           3,587          10,568           6,879
    Interest expense ....................................         11,742           6,701          22,074          13,148
                                                            ------------    ------------    ------------    ------------
        Total operating expenses ........................         24,906          14,865          47,031          29,219
                                                            ------------    ------------    ------------    ------------
Income before equity in income (losses) from
  equity method investments, gains on sales of assets,
  distributions to preferred unitholders, minority
  interest of unitholders in Operating Partnership,
  and net income allocated to preferred shareholders ....          5,323           3,584          11,754           7,263
Equity in income (losses) from equity method investments             415              (4)            664            (490)
Gains on sales of assets ................................            484            --               624           1,284
                                                            ------------    ------------    ------------    ------------
Income before distributions to preferred unitholders,
  minority interest of unitholders in Operating
  Partnership, and net income allocated to preferred
  shareholders ..........................................          6,222           3,580          13,042           8,057
Distributions to preferred unitholders ..................         (1,702)           (168)         (3,019)           (337)
                                                            ------------    ------------    ------------    ------------
Income before minority interest of unitholders in
  Operating Partnership, and net income allocated to
  preferred shareholders ................................          4,520           3,412          10,023           7,720
Minority interest of unitholders in Operating Partnership         (1,250)         (1,387)         (2,878)         (3,200)
                                                            ------------    ------------    ------------    ------------

NET INCOME BEFORE NET INCOME ALLOCATED TO PREFERRED
  SHAREHOLDERS ..........................................          3,270           2,025           7,145           4,520

NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS ..........         (1,609)           (450)         (3,539)           (900)
                                                            ------------    ------------    ------------    ------------

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS .............   $      1,661    $      1,575    $      3,606    $      3,620
                                                            ============    ============    ============    ============

BASIC EARNINGS PER COMMON SHARE .........................   $        .18    $        .21    $        .39    $        .49
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES - BASIC ..................      9,243,803       7,472,560       9,155,880       7,432,909
                                                            ============    ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE .......................   $        .17    $        .20    $        .39    $        .47
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES - DILUTED ................     16,901,567      14,672,736      16,794,110      14,588,622
                                                            ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
                                                                                 2000          1999
                                                                              ---------    ---------
OPERATING ACTIVITIES:
   Net income allocated to common shareholders ............................   $   3,606    $   3,620
   Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
       Depreciation and amortization ......................................      11,448        7,553
       Amortization of debt premiums ......................................        (341)        (361)
       Amortization of deferred compensation costs and loan
         forgiveness on executive stock loans .............................         233          171
       Gain on sales of assets ............................................        (624)      (1,284)
       Bad debt provision .................................................         250         --
       Increase in straight-line rents ....................................      (1,817)        (551)
       Decrease in investment in direct financing lease ...................         123          123
       Equity in losses (income) from equity method investments ...........        (664)         490
       Income allocated to preferred shareholders and preferred unitholders       6,558        1,237
       Minority interest ..................................................       2,878        3,200
       Cash provided by (used in)
         Restricted cash ..................................................      (3,082)      (1,528)
         Accounts receivable ..............................................         262       (1,189)
         Other assets .....................................................       3,617          897
         Accounts payable, accrued expenses and other
          liabilities .....................................................      (3,295)         836
         Deferred rent revenue ............................................        (292)         562
                                                                              ---------    ---------
           Net cash provided by operating activities ......................   $  18,860    $  13,776
                                                                              ---------    ---------

INVESTING ACTIVITIES:
   Properties acquired ....................................................   $ (79,739)   $ (26,853)
   Advances to Keystone Realty Services, Inc. .............................        (220)         388
   Capital expenditures and tenant improvements ...........................      (2,396)      (1,176)
   Development and construction in progress expenditures ..................      (8,438)      (1,964)
   Payment of leasing commissions .........................................      (2,029)        (849)
   Proceeds from sales of assets, net .....................................      17,270        9,538
                                                                              ---------    ---------
          Net cash used in investing activities ...........................   $ (75,552)   $ (20,916)
                                                                              ---------    ---------

FINANCING ACTIVITIES:
   Issuances of Common Shares for stock options exercised .................   $    --      $      22
   Issuances of Common Shares, net of issuance costs ......................       1,487         --
   Distributions paid on Common Shares ....................................      (5,401)      (3,918)
   Distributions paid on Convertible Preferred Stock
     and Convertible Preferred Units ......................................      (5,955)        (993)

   Distributions paid on OP Units .........................................      (4,457)      (3,605)
   Proceeds from mortgage notes payable ...................................     101,188        2,350
   Repayment of mortgage notes payable ....................................      (2,035)      (1,468)
   Payments of deferred financing costs ...................................      (1,177)      (1,373)
   Net borrowings under Credit Facility ...................................     (27,807)      14,669
                                                                              ---------    ---------
          Net cash provided by (used in) financing activities .............   $  55,843    $   5,684
                                                                              ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................        (849)      (1,456)

CASH AND CASH EQUIVALENTS, beginning of period ............................       4,144        3,247
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ..................................   $   3,295    $   1,791
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest ..........................................   $  22,060    $  12,163
                                                                              =========    =========


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

         As of August 1, 2000, the Company owns 134 industrial and office properties aggregating approximately 21 million square feet, and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, New York State, Northern New Jersey, Ohio, Indianapolis, Indiana and Greenville, South Carolina and have an overall occupancy of 97.9%. The Company conducts all of its service operations, including leasing, property management and other services through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2.   GENERAL:

     BASIS OF PRESENTATION

         The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

     PRINCIPLES OF CONSOLIDATION

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 53.5% at June 30, 2000. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the Company's wholly owned subsidiaries and their operations for the three and six month periods ended June 30, 2000 and 1999, respectively, on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     ASSETS HELD FOR SALE

         The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At June 30, 2000, the Company has classified approximately $142.9 million of real estate, at net carrying value, as assets held for sale. At June 30, 2000, assets held for sale consists of 15 office properties and 6 industrial properties. In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company has suspended depreciation charges on assets held for sale as of the date disposition plans were adopted.

     CAPITALIZATION POLICY

         The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development which are held in joint ventures. During the six month period ended June 30, 2000, the Company has capitalized approximately $1.0 million of interest costs related to construction and development in process.

     EQUITY METHOD INVESTMENTS

         The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture to develop 457 acres of land in Indianapolis, Indiana. Additionally, in June 2000, the Company acquired a 50% interest in a joint venture, 3 Points Associates, L.L.C., which was formed to develop and own an 800,000 square foot distribution facility in Indianapolis, Indiana which is currently under construction. At June 30, 2000, the Company has investments aggregating approximately $2.3 million in these joint ventures which are included in other assets in the accompanying financial statements.

     IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 expands the definition of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 requires that changes in the fair value of derivatives be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. At June 30, 2000, the Company does not have any investments in derivative products, as a result the impact of adopting SFAS

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No. 133 is not determinable. The Company is planning to adopt SFAS No. 133 beginning January 1, 2001.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three- and six-month periods ended June 30 (amounts in thousands, except share and per share data):


FOR THE THREE MONTH PERIOD ENDED JUNE 30,                           2000                               1999
                                                       -------------------------------    --------------------------------
                                                           BASIC          DILUTED              BASIC          DILUTED
                                                           -----          -------              -----          -------
Net income                                             $      1,661    $       1,661      $       1,575    $       1,575
Add:  Minority interest allocation                              ---            1,250                ---            1,387
                                                       ------------    -------------      -------------    -------------
                                                       $      1,661    $       2,911      $       1,575    $       2,962
                                                       ============    =============      =============    =============

Weighted average number of shares
 outstanding
Stock equivalents (1)(2):                                 9,243,803        9,243,803          7,472,560        7,472,560
                  Options and warrants                          ---            3,816                ---          182,289
                  Convertible OP Units                          ---        7,653,948                ---        7,017,887
                                                       ------------    -------------      -------------    -------------
                                                          9,243,803       16,901,567          7,472,560       14,672,736
                                                       ============    =============      =============    =============

EARNINGS PER SHARE                                     $        .18    $         .17      $         .21    $         .20
                                                       ============    =============      =============    =============



FOR THE SIX MONTH PERIOD ENDED JUNE 30,                             2000                               1999
                                                       -------------------------------    --------------------------------
                                                           BASIC          DILUTED              BASIC          DILUTED
                                                           -----          -------              -----          -------
Net Income                                             $      3,606    $       3,606      $       3,620    $       3,620
Add:  Minority interest allocation                              ---            2,878                ---            3,200
                                                       ------------    -------------      -------------    -------------
                                                       $      3,606    $       6,484      $       3,620    $       6,820
                                                        ===========    =============      =============    =============

Weighted average number of shares outstanding
   Stock equivalents (1)(2):                              9,155,880        9,155,880          7,432,909        7,432,909
                  Options and warrants                          ---            6,085                ---          152,418
                  Convertible OP Units                          ---        7,632,145                ---        7,003,295
                                                       ------------    -------------      -------------    -------------
                                                          9,155,880       16,794,110          7,432,909       14,588,622
                                                       ============    =============      =============    =============
EARNINGS PER SHARE                                     $        .39    $         .39      $         .49    $         .47
                                                       ============    =============      =============    =============


(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at June 30, 2000 and 1999.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Computed in accordance with the treasury stock method.

RECLASSIFICATIONS

Certain amounts in the June 30, 1999 financial statements have been reclassified in order to conform with the June 30, 2000 presentation.

3.   ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

     2000 TRANSACTIONS

         On May 5, 2000, the Company acquired a portfolio of five warehouse and distribution facilities in New Jersey which aggregate approximately 1.8 million square feet and six acres of land adjacent to one of the facilities for approximately $91 million as part of the second phase of the Reckson Morris Industrial Trust ("RMIT") transaction. These buildings are currently 84% occupied (100% leased) under leases which expire between 2001 and 2014. This acquisition was funded by $59.0 million of mortgage debt with a 5.5 year term and an interest rate of 8.12%, $25.7 million of Convertible Preferred Units which require a guaranteed payment at an annual rate of 9.75% and are convertible to Common Shares at $16.00 per share, and the remaining consideration was funded by secured term debt (the "First Union Facility").

         The Company completed construction in May 2000 of an 80,000 square foot office building in Allentown, Pennsylvania, of which approximately 66,000 square feet will be occupied by Aetna, Inc. The remaining square footage is leased to tenants who will occupy this space in the third and fourth quarter of this year.

         On May 2, 2000, the Company sold distribution facilities aggregating 148,000 square feet located in New Jersey for approximately $8.1 million. This sale resulted in a loss of approximately $200,000.

         In April 2000, the Company acquired a 214,600 square foot industrial facility in East Brunswick, New Jersey, which was also part of the second phase of the RMIT transaction, for $8.5 million in cash, including closing costs, and simultaneously sold it for $9.2 million which resulted in a gain of approximately $700,000.

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

     1999 TRANSACTIONS

         During 1999, the Company acquired 35 properties (34 industrial properties and one office property) and 112 acres of land, including the RMIT acquisition discussed in detail below, for an aggregate purchase

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price of approximately $322.1 million. These properties contained an aggregate of approximately 6.8 million square feet consisting of 6.5 million square feet of industrial space and 290,000 square feet of office space. Consideration for these acquisitions consisted of cash of approximately $198.5 million, future cash payments of $5.2 million, $27.6 million of debt assumed (including debt premiums of $850,000), $40.0 million of Convertible Preferred Stock with a conversion price of $16.00, $47.1 million of Convertible Preferred Units of limited partnership interest ("Convertible Preferred Units") in the Operating Partnership issued with conversion prices ranging from $16.00 to $16.50 per unit, $2.2 million OP Units in the Operating Partnership issued at prices ranging from $15.26 to $17.50 per unit and the issuance of $1.5 million of Common Shares at a price of $14.44 per share. The Convertible Preferred Stock and OP Units issued as part of these transactions require a quarterly dividend or guaranteed payment at an annual rate ranging from 9% to 9.75%.

         In August 1999, the Company agreed, as part of a phased transaction, to acquire certain industrial properties from Reckson Morris Operating Partnership, L.P. ("RMOP") and RMIT. The first phase of this transaction was consummated on September 27, 1999 and involved the acquisition of RMOP from RMIT. RMOP owned 22 industrial properties aggregating 3.9 million square feet and 105 acres of land. The second phase of this transaction closed in the second quarter of 2000 . In addition, the Company has acquired options to purchase an additional 259 acres of land in New Jersey on which the Company can develop an additional 2.8 million square feet of industrial properties.

         In March 1999, the Company sold Urban Farms Shopping Center in Franklin Lakes, New Jersey for $10.0 million, which resulted in a gain of approximately $1.3 million. The net proceeds from this asset sale were reinvested in the acquisition of an industrial property in 1999.

     PRO FORMA OPERATING RESULTS

         Assuming the completion of acquisitions and dispositions which occurred in 2000 and fiscal year 1999, and the completion of the private placement offerings in 2000 and 1999, as of January 1, 1999, pro forma operating results are presented as follows (amounts in thousands):


                                                                   FOR SIX MONTHS ENDED              FOR YEAR ENDED
                                                                        JUNE 30, 2000               DECEMBER 31, 1999
                                                               -----------------------------    ------------------------
TOTAL REVENUE                                                  $             62,328             $          113,495
OPERATING INCOME (1)                                                         12,986                         21,459
EQUITY IN INCOME (LOSS) FROM EQUITY METHOD INVESTMENTS                          664                            (62)
MINORITY INTEREST                                                            (2,910)                        (2,784)
PREFERRED DIVIDENDS                                                          (7,392)                       (15,409)
                                                               -----------------------------    ------------------------
NET INCOME ALLOCATED TO COMMON SHAREHOLDERS                    $              3,348             $            3,204
                                                               =============================    ========================
EARNINGS PER SHARE

         BASIC                                                       $           .36                  $         .34
                                                                     ===============                  =============
         DILUTED                                                     $           .36                  $         .34
                                                                     ===============                  =============


(1) Net of $11,027 and $22,570 in depreciation expense for the six-month period ended June 30, 2000 and the year ended December 31, 1999, respectively.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 1999, nor do they purport to represent the future results of the Company.

4.   INDEBTEDNESS

     VARIABLE RATE INDEBTEDNESS

         On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements. On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the rate currently in effect is LIBOR +2.25% (8.94% at June 30, 2000). In addition, a fee ranging from .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million.

         At June 30, 2000, the Company had $114.2 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 53 properties. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 2000 and 1999 for borrowings under the Credit Facility were $142.9 million and $131.4 million and 8.38% and 6.67%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at June 30, 2000.

         In May 2000, the Company obtained a three year recourse term facility which allows the Company to borrow up to $27.8 million ("the First Union Facility"). This facility is collateralized by mortgages on 7 properties and a lease assignment on another property, and requires interest at a sliding scale based on the amount of borrowings outstanding on the facility. The scale ranges from LIBOR + 1.80% to LIBOR + 2.25%. At June 30, 2000, the Company had borrowed $19.3 million under this facility and the rate was LIBOR + 1.80%(8.49% at June 30, 2000). In July 2000, an additional $8.5 million was borrowed under this facility. This facility requires the Company to meet the same financial covenants as the Credit Facility.

     FIXED RATE INDEBTEDNESS

         Mortgage notes of approximately $475.8 million, excluding debt premiums, encumbered 75 properties as of June 30, 2000. At June 30, 2000, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%. Mortgage notes had weighted average interest rates of 7.72% and 7.75% at June 30, 2000 and 1999, respectively. The maturities for these notes range from September 2000 through October 2022. The weighted average maturity was 7.67 years at June 30, 2000.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   COMMITMENTS AND CONTINGENCIES

         In accordance with the terms of the Contribution and Exchange Agreement for the RMIT transaction, the Company has guaranteed $5 million of a $15 million revolving loan that Joseph Morris, a trustee of the Company, Robert Morris and Morris Realty, L.P. (the "Morris Principals") have obtained from a commercial lender. The Company has also deposited $3 million with the lender as collateral for this guarantee. Joseph and Robert Morris have pledged Series C Preferred Units with a liquidation value of $37 million as collateral for this loan. The loan matures, and the Company's guarantee expires, in September 2001. This revolving loan replaced and repaid the $12.5 million loan the Morris Principals had with Reckson Associates Realty Corp. ("Reckson"). As a result, the Company's guarantee of this obligation with Reckson was released in May 2000.

6.   TENANT MATTERS

         In April 2000, Neuman Distributors, Inc., a tenant which leases 332,000 square feet in a distribution facility in New Jersey, notified the Company that it filed for protection under Chapter 11 of the Bankruptcy Code. Annual rent under this lease is approximately $2.2 million which is approximately 2.0% of the Company's current aggregate annualized in place base rents from all of its existing tenants. This tenant has continued to pay and is current on post-petition rent through August 2000, however, no certainty exists that this tenant will continue to pay rent in accordance with the terms of its lease. The tenant has indicated to the Company and the bankruptcy court appointed trustee that it is pursuing the sale of its business under which sale it is believed that the lease would be reaffirmed by the potential purchaser. However, no certainty exists that the business will be sold and the lease will ultimately be reaffirmed. The Company believes that in the event this tenant ceases to pay rent under the terms of their lease, that it will be able to re-lease the space within a reasonable period of time at a rental rate which exceeds the current rate of $6.62 per square foot given the current market conditions in the Northern New Jersey industrial market and the quality and location of this building.

7.   SEGMENTS

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1999. The Company considers its reportable segments to be office, industrial, and other. The other properties segment consists of an investment in a direct financing lease and, for 1999, Urban Farms Shopping Center which was sold in March 1999. Summarized financial information concerning the Company's reportable segments is shown in the following table as of June 30, 2000 and 1999, unless otherwise noted (amounts in thousands).

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                 FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
BUSINESS SEGMENTS                                    2000                   1999                2000                1999
-----------------                                    ----                   ----                ----                ----
REVENUES
Industrial properties                                  $ 20,048               $ 10,011            $ 38,498            $ 19,399
Office properties                                         9,991                  8,273              19,936              16,489
Other properties                                             69                     90                 139                 487
Other (1)                                                   121                     75                 212                 107
                                                       --------               --------            --------            --------
                                                       $ 30,229               $ 18,449            $ 58,785            $ 36,482
                                                       ========               ========            ========            ========
PROPERTY OPERATING INCOME
Industrial properties                                  $ 12,915               $ 6,704             $ 24,979            $ 12,892
Office properties                                         4,980                  4,419              10,595               8,681
Other properties                                             66                     85                 132                 342
                                                       --------               --------            --------            --------
                                                       $ 17,961               $ 11,208            $ 35,706            $ 21,915
                                                       ========               ========            ========            ========
CAPITAL EXPENDITURES
Industrial properties                                  $    244                  $ 165               $ 446            $    316
Office properties                                           565                    495               1,034                 860
Other properties                                            ---                    ---                 ---                 ---
                                                       --------               --------            --------            --------
                                                       $    809                  $ 660            $  1,480            $  1,176
                                                       ========               ========            ========            ========

DEPRECIATION AND AMORTIZATION EXPENSE (2)
Industrial properties                                  $  4,220                $ 2,093            $  7,793            $  4,028
Office properties                                         1,640                  1,494               2,775               2,851
Other properties                                            ---                    ---                 ---                 ---
                                                       --------                -------            --------            --------
                                                       $  5,860                $ 3,587            $ 10,568            $  6,879
                                                       ========                =======            ========            ========
INVESTMENT IN REAL ESTATE, AT COST (3)
Industrial properties                                                                             $724,435           $ 604,710
Office properties                                                                                  260,218             254,166
Other properties                                                                                     1,337               1,460
                                                                                                  --------           ---------
                                                                                                  $985,990           $ 860,336
                                                                                                  ========           =========


                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three and six month periods ended June 30 (amounts in thousands):


                                                            FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                            --------------------------            -------------------------
                                                              2000              1999               2000             1999
                                                              ----              ----               ----             ----
Segment property operating income as shown above           $   17,961     $     11,208             $ 35,706     $    21,915
General and administrative expense                             (1,017)            (998)              (2,090)         (1,611)
Interest expense                                              (11,742)          (6,701)             (22,074)        (13,148)
Other income (1)                                                  121               75                  212             107
                                                           ----------     ------------         ------------     -----------
Income before equity in losses from equity method
   investments, gains on sales of assets,
   distributions to preferred unitholders and net
   income allocated to preferred shareholders, and
   minority interest of unitholders in Operating              $ 5,323     $      3,584         $     11,754     $     7,263
                                                           ==========     ============         ============     ===========
   Partnership


(1) Amount consists of interest and other income not allocated to a specific business segment.
(2)      Included as an expense in net operating income above.
(3)      Amounts for 1999 are as of December 31, 1999.

8.   DIVIDENDS

         On July 5, 2000 the Company declared a dividend of $.31 per share for the second quarter of 2000 which was paid on July 31, 2000 to shareholders of record on July 17, 2000.

         On April 7, 2000, the Company declared a dividend of $.295 per share for the first quarter of 2000 which was paid on April 28, 2000 to shareholders of record on April 19, 2000.

         On January 4, 2000, the Company declared a dividend of $.295 per share for the fourth quarter of 1999 which was paid on January 31, 2000 to shareholders of record on January 18, 2000.

         The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment which range from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $5.9 million and $993,000, respectively, during the six months ended June 30, 2000 and 1999. In July 2000, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock, the Redeemable Preferred Stock and Convertible Preferred Units which aggregated $3.8 million.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   SUBSEQUENT EVENTS

         In July 2000, the Company sold 1305 Goshen Parkway, a 90,000 square feet industrial building in West Chester, PA for $4.7 million.

         In accordance with the Contribution and Exchange Agreement for the RMIT transaction, any amount of aggregate preferred stock or preferred units issued to Reckson Operating Partnership, L.P. or its affiliates ("ROP") in excess of $40 million is not convertible into Common Shares, however, it is redeemable at ROP's option. Upon the closing of the last phase of the RMIT transaction in May 2000, approximately $19.9 million of ROP Preferred Stock and Preferred Units was in excess of $40 million, as $19.9 million of Series C Preferred Units were issued to ROP as partial consideration for the last phase of the RMIT transaction. In July 2000, ROP redeemed $19.9 million of this Redeemable Preferred Stock. As a result, this Preferred Stock was shown outside of shareholders' equity in the accompanying balance sheet at June 30, 2000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect on the Company's cash flows and property values, of economic and other conditions in the market areas in which the Company owns properties; the need to renew leases or relet space upon the expiration of current leases, and the ability of the properties to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility and the First Union Facility may increase.

         The following discussion compares the operations and activities of the Company for the three and six-month periods ended June 30, 2000 and 1999 and should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Net income for the three-month period ended June 30, 2000 was $1.6 million, or $.17 per diluted share, as compared with net income of $1.6 million, or $.20 per diluted share, for the same period ended June 30, 1999. Net income for the three-month period ended June 30, 2000 included a gain on sales of five industrial facilities of $484,000 or approximately $.03 per diluted share. Excluding the impact of asset sales, net income for the quarter ended June 30, 2000 would have been $1.4 million or $.14 per diluted share.

         Revenues for the three-month period ended June 30, 2000 increased to $30.2 million as compared with $18.4 million for the same period in 1999, respectively, primarily as a result of the acquisition of the first phase of the RMIT portfolio in September 1999.

         Operating expenses increased to $24.9 million from $14.9 million, respectively, in the three-month period ended June 30, 2000 over the same period in 1999. This overall increase of $10.0 million or 67.6 % is a result of property acquisitions and is primarily the result of increases in depreciation and interest expense associated with increases in the Company's investment in real estate assets and mortgage debt from $565.0 million and $361.3 million at June 30, 1999, respectively, to $985.9 million and $612.6 million respectively, at June 30, 2000.

         Equity in earnings from investments increased by $419,000, from a loss of $4,000 in the three-month period ended June 30, 1999 to income of $415,000 in the same period in 2000. This increase is the result of increases in third party fee income generated by the Management Company as a result of increases in transaction activity and an increase in costs reimbursed by the Company over the amount of reimbursements in the same period last year.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Net income for the six-month period ended June 30, 2000 was $3.6 million, or $.39 per diluted share, as compared with net income of $3.6 million, or $.47 per diluted share, for the same period ended June 30, 1999. Net income for the six-month period ended June 30, 2000 included a gain on a sales of six industrial facilities of $624,000 or $.04 per diluted share. Net income for the same period in 1999 included a gain on the sale of a retail shopping center of $1.3 million or $.08 per diluted share. Excluding the impact of asset sales in both periods, net income for the six-month period ended June 30, 2000 and the comparable prior period would have been $3.3 million and $2.9 million or $.35 and $.38 per diluted share, respectively.

         Revenues for the six-month period ended June 30, 2000 increased to $58.8 million as compared with $36.5 million for the same period in 1999, respectively, primarily as a result of the acquisition of the RMIT portfolio in September 1999.

         Operating expenses increased to $47.0 million from $29.2 million, respectively, in the six-month period ended June 30, 2000 over the same period in 1999. This overall increase of $17.8 million or 60.9% is a result of property acquisitions and is primarily the result of increases in depreciation and interest expense associated with increases in the Company's investment in real estate assets and mortgage debt from $565.0 million and $361.3 million at June 30, 1999, respectively, to $985.9 million and $612.6 million respectively, at June 30, 2000. General and administrative expenses increased for the six-month period ended June 30, 2000 to $2.1 million in comparison to $1.6 million for the same period in

1999. This increase was primarily the result of an increase in certain Company expenses which were previously paid by the Management Company in addition to other increases in costs, including professional fees, which resulted from the growth of the Company.

         Equity in earnings from investments increased by $1,154,000, from a loss of $490,000 in the six-month period ended June 30,1999 to income of $664,000 in the same period in 2000. This increase is the result of increases in third party fee income generated by the Management Company as a result of increases in transaction activity and an increase in costs reimbursed by the Company over the amount of reimbursements in the same period last year.

         SAME STORE RESULTS

         Property level operating income for the six-month periods ended June 30, 2000 and 1999 for the Properties owned since January 1, 1999 (the "Same Store Properties") increased to approximately $29.1 million from $28.4 million, respectively. This overall increase of approximately 2.3% is primarily due to increases in rental revenue of approximately 3.5% in the Same Store Properties, net of a 1.0% decrease in overall occupancy. This decrease in occupancy is primarily related to the South Carolina industrial properties where the Company is incurring transitional vacancy as a result of a decision to aggressively increase rental rates. Operating expenses for these properties increased by approximately $234,000 or 3.8% . These increases were related, primarily, to increases in real estate taxes and utilities due the expiration of certain incentives and abatements in addition to increases in certain tax assessments. The Same Store Properties consist of 64 industrial and 33 office properties and one other property which aggregate approximately 11.8 million square feet. The property level operating income from the Same Store Properties represented approximately 60% of the Company's overall property level net operating income for the six-month period ended June 30, 2000.

         Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three and six-month periods ended June 30, 2000 and 1999 (amounts in thousands).


                                            FOR THE THREE MONTHS ENDED JUNE 30,             FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------     ------------------------------------------
                                              2000          1999         % CHANGE         2000             1999         % CHANGE
                                          -----------   -----------   -----------     -----------     -----------    -----------
Revenue
         Rental revenue                   $    15,923   $    15,684          1.5%     $    31,791     $    31,429           1.2%
         Tenant reimbursement and other         1,762         1,567         12.4%           3,688           3,173          16.2%
                                          -----------   -----------   -----------     -----------     -----------    -----------
         Total revenue                    $    17,685   $    17,251          2.5%     $    35,479     $    34,602           2.5%
                                          ===========   ===========   ===========     ===========     ===========    ===========
Operating Expenses
         Property operating expenses            1,931         1,792          7.8%           3,748           3,708           1.1%
         Real estate taxes                      1,308         1,219          7.3%           2,659           2,465           7.9%
                                          -----------   -----------   -----------     -----------     -----------    -----------
         Total operating expenses               3,239         3,011          7.6%           6,407           6,173           3.8%
                                          -----------   -----------   -----------     -----------     -----------    -----------
Property Net Operating Income             $    14,446   $    14,240          1.4%     $    29,072     $    28,429           2.3%
                                          ===========   ===========   ===========     ===========     ===========    ===========

Economic occupancy for the period                96.7%         97.4%                         96.9%           97.9%
                                          ============  ============                  ============    ===========
Physical occupancy at June 30                                                                96.6%           98.1%
                                                                                      ============    ===========


SEGMENTS

INDUSTRIAL SEGMENT

         Revenue and property net operating income in the industrial property segment increased over 90% in the three and six month periods ended June 30, 2000, primarily as a result of the RMIT acquisition which closed in September 1999. Depreciation expense also increased significantly in both the three and six month periods ended June 30, 2000, as a result of the RMIT acquisition.

OFFICE SEGMENT

         Revenues increased by over 20% in the three and six month periods ended June 30, 2000 as a result of the acquisition of One Park Place, a 293,400 square foot building located in Syracuse, New York, in July 1999 and increases in rental income of approximately $240,000 and $540,000 in the Same Store office properties in the three and six month periods ended June 30, 2000, respectively. Property net operating income increased by 22% in the six month period ended June 30, 2000 over the same period in 1999 as a result of the One Park Place acquisition and the Same Store growth. Property net operating income in the second quarter of 2000 increased by 12% over the same quarter in 1999. Depreciation expense for the six month period ended June 30, 2000 was in-line with the previous period in 1999 as both the Pennsylvania and New Jersey office properties were designated as held for sale at December 31, 1999, therefore depreciation expense has not been taken on these assets in 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         During the six months ended June 30, 2000, the Company generated $18.8 million in cash flow from operating activities as compared to cash flow of $13.8 million during the same period in 1999. This increase in operating cash flow is a result of the cash flow generated from the various acquisitions consummated by the Company during 1999.

         Cash used in investing activities in the six months ended June 30, 2000 was $75.5 million as compared to $20.9 million of cash used during the same period in 1999. The increase in cash used was primarily a result of the closing of the final phase of the RMIT acquisition in May 2000 and the on-going construction expenditures during 2000 for the 80,000 sq ft building constructed in Allentown, Pennsylvania for Aetna, Inc. Cash provided by financing activities was $55.8 million in 2000 as compared to $5.7 million in the same period in 1999. This increase in cash provided by financing activities in 2000 was the result of $101.2 million in debt utilized to fund the last phase of the RMIT transaction and to re-finance certain properties which were previously collateral for the Credit Facility.

CAPITALIZATION

         As of June 30, 2000, the Company had $612.6 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 8.0 % and a weighted average maturity of 6.4 years. Approximately $2.7 million of this debt is scheduled to mature in 2000. The Company has a $150,000,000 Credit Facility with a group of commercial lenders led by Bank Boston, N.A. which expires on April 29, 2002. The Credit Facility bears interest at a LIBOR interest rate on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. Based on the Company's current leverage, the rate is LIBOR + 2.25%. The Company's outstanding borrowings under this Credit Facility are $114.2 million at June
30, 2000 at an interest rate of 8.94%. The Company is able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of an additional $100 million. The Company has other variable rate debt which was approximately $19.5 million at June 30, 2000. The Company's variable rate debt is approximately 22% of total debt at June 30, 2000, and is 13% of its total market capitalization.

         The Company's market capitalization and debt-to-market capitalization ratios, which include Redeemable Preferred Stock of $19.9 million as debt, were $1.0 billion and 62.9%, respectively, as of June 30, 2000 based upon the closing price of the Company's common stock of $13.75 per share as of that date.

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

         Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. We expect to meet our long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership,
(ii) the selective disposition of our office and certain industrial assets, and
(iii) the sale or contribution of certain of our properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above in short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares or preferred stock and depository shares representing preferred stock with an aggregate value of up to $500 million. As of June 30, 2000, the Company has issued $20.0 million under this Registration Statement.

         The Company believes that our available cash and cash equivalents and cash flows from operating activities, included with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and the long-term.

IMPACT OF RECENT ACCOUNTING STANDARDS

         See Note 2 to the June 30, 2000 consolidated financial statements.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REIT's which do not follow the NAREIT definition. Effective January 1, 2000, the Company adopted NAREIT's recent clarifications related to the presentation of FFO, and in accordance with these clarifications, re-stated FFO for all periods presented to reflect FFO in accordance with these clarifications. Accordingly, the Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments; non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions; and increased by amortization of deferred of financing costs and amortization of restricted stock awards.

         FFO, FAD and cash flows for the three and six-month periods ended June 30, 2000 and 1999 are summarized in the following table (in thousands, except share data):


                                                               FOR THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                            -----------------------------     -----------------------------
                                                                2000           1999               2000           1999
                                                             (unaudited)    (unaudited)        (unaudited)    (unaudited)
Income before distributions to preferred unitholders and
income allocated to preferred shareholders and minority
interest of unitholders in Operating Partnership            $      6,222   $      3,580       $     13,042   $     8,057
(Less) Plus:
     Gains on sales of assets                                       (484)           ---               (624)       (1,284)
     Depreciation and amortization related to real estate          5,860          3,587             10,568         6,879
     Equity in loss from equity method investments                  (415)             4               (664)          490
     FFO contribution from equity investments                        457             39                749          (405)
                                                            ------------   ------------       ------------   ------------
     Funds from Operations                                  $     11,640   $      7,210       $     23,071   $    13,737
                                                            ============   ============       ============   ===========

(Less) Plus:
     Rental income from straight-line rents                 $       (990)  $       (350)      $     (1,819)         (670)
     Amortization of deferred financing costs                        469            337                879           675
     Amortization of restricted stock awards                          68             68                136           136
     Building improvements                                          (211)          (260)              (434)         (315)
     Tenant improvements                                            (598)          (432)            (1,046)         (660)
     Leasing commissions                                            (715)          (480)            (1,610)         (691)
                                                            -------------  ------------       -------------  ------------
Funds Available for Distribution                                   9,663          6,093             19,177        12,212
                                                            ============   ============       ============   ===========

Cash flow from operating activities                                                                 18,860        13,776
Cash flow from investing activities                                                                (75,552)      (20,916)
Cash flow from financing activities                                                                 55,843         5,684
                                                                                              ------------   -----------

Net decrease in cash and cash equivalents                                                     $       (849)  $    (1,456)
                                                                                              =============  ============

Weighted average number of common and convertible
preferred shares and units-diluted (1)                        25,483,742     16,339,402         25,265,310     16,255,288
                                                            ============   ============       ============   ============


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

THE YEAR 2000 READINESS DISCLOSURE

         The Company has experienced no problems or issues relating to the Year 2000 problem on or after January 1, 2000. The Company has fully implemented its Year 2000 compliance program and as part of that program intends to maintain its contingency plans until the Company is satisfied that business operations will not be adversely impacted by the possibility of a Year 2000 problem. Based upon the Company's experience of no Year 2000 problems to date, the Company believes that this approach will adequately compensate for any Year 2000 problems which may still arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to the Credit Facility and the First Union Facility as interest on these facilities is subject to fluctuations in the market. Currently, the Company does not have any interest rate hedge contracts in place to protect against interest rate increases on these facilities. The amount outstanding under these facilities represents approximately 13% of the Company's total market capitalization as of June 30, 2000. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity and interest rate for fixed rate debt, excluding the Credit Facility and the First Union Facility, was 7.7 years and 7.7% at June 30, 2000. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rate on the maturing debt.

         If the interest rate for the Credit Facility and the First Union Facility were 100 basis points higher or lower during the six months ended June 30, 2000, the Company's interest expense for this six month period would have been increased or decreased by approximately $800,000. Approximately $2.7 million of the Company's fixed rate debt matures in 2000. The Company currently intends to refinance this maturing obligation in 2000. If the interest rate for this fixed rate debt maturing and to be refinanced in 2000 was 100 basis points higher or lower than its current rate of 8.25%, the Company's annual interest expense would be increased or decreased by approximately $27,000.

         Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects; this sensitivity analysis assumes no changes in the Company's financial structure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Neither the Company nor the Properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 1, 2000, the Company held its Annual Meeting of Shareholders. The shareholders approved the election of certain directors as follows:



         ELECTION OF DIRECTORS          FOR          AGAINST
         Francesco Galesi               7,566,238        15,847
         James R. Mulvihill             7,560,538        21,547
         David F. McBride               7,566,238        15,847
         David M. Sherman               7,566,238        15,847


Directors whose term of office continued after the Annual Meeting of Shareholders are as follows:

         Jeffrey E. Kelter
         Russell C. Platt
         Michael J. Falcone

ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.      Financial Data Schedule

(b)      Reports on Form 8-K:

         During the three month period ended June 30, 2000, and through August 14, 2000, the Company filed the following:

         (i) A Current Report on Form 8-K, dated May 5, 2000, was filed on May 19, 2000 (reporting under Items 2 and 7) regarding the completion of the second and third stages of the Reckson Morris Transaction pursuant to a contribution and exchange agreement dated August 6, 1999.

         (ii) A Current Report on Form 8-K/A, dated May 5, 2000, was filed on July 19, 2000 (amending Item 7 as originally filed) regarding the Company's acquisition and completion of the second and third stages of the RMIT transaction which was consummated on May 5, 2000.

                            SIGNATURES OF REGISTRANT

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KEYSTONE PROPERTY TRUST

Date:      August 14, 2000           By:  /S/ JEFFREY E. KELTER
                                          ---------------------
                                          Jeffrey E. Kelter
                                          President and Chief Executive Officer

Date:      August 14, 2000           By:  /S/ TIMOTHY A. PETERSON
                                          -----------------------
                                          Timothy A. Peterson
                                          Executive Vice President and
                                          Chief Financial Officer

Date:      August 14, 2000           By:  /S/ TIMOTHY E. MCKENNA
                                          ----------------------
                                          Timothy E. McKenna
                                          Senior Vice President - Finance
                                          and Corporate Controller
                                          (Principal Accounting Officer)