Form 10-Q
period 2000-09-30
KEYSTONE PROPERTY TRUST
filed 2000-11-14
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended _SEPTEMBER 30, 2000_

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ______________

Commission file number     1-12514_

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  _X_   No ___

     A total of 9,323,312 Common Shares of the registrant's common equity were outstanding as of November 13, 2000.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

         Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999                                3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three and nine months ended September 30, 2000 and
         1999                                                             4

         Consolidated Statements of Cash Flows (unaudited)
         for the nine months ended September 30, 2000 and 1999            5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               25

Item 2.  Changes in Securities and Use of Proceeds                       25

Item 3.  Defaults Upon Senior Securities                                 25

Item 4.  Submission of Matters To a Vote of Security Holders             25

Item 5.  Other Information                                               25

Item 6.  Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                               26

ITEM 1.
                         PART I - FINANCIAL INFORMATION
                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)

                                                                       September 30, 2000   December 31, 1999
                                                                       ------------------   -----------------
                                                                           (unaudited)
                             ASSETS
INVESTMENTS IN REAL ESTATE:
   Land and land improvements .........................................      $ 127,447           $ 106,279
   Buildings and improvements .........................................        686,261             574,466
   Assets held for sale, net of valuation reserve of $11,300 in 2000 ..        140,437             160,361
   Development and construction-in-progress ...........................         16,561              17,770
   Investment in direct financing lease ...............................          1,275               1,460
                                                                             ---------           ---------
                                                                               971,981             860,336
   Less - Accumulated depreciation ....................................        (30,240)            (16,559)
          Accumulated depreciation - assets held for sale .............         (6,252)             (5,837)
                                                                             ---------           ---------
        Total accumulated depreciation ..........................              (36,492)            (22,396)
                                                                             ---------           ---------
        Total investment in real estate, net ....................              935,489             837,940
                                                                             ---------           ---------

CASH AND CASH EQUIVALENTS .............................................          1,930               4,144
RESTRICTED CASH AND CASH ESCROWS ......................................          6,273               3,470
ACCOUNTS RECEIVABLE, including straight-line rent receivable of $5,829 and $3,029 in 2000 and 1999, respectively, net of $250 allowance for
   doubtful accounts in 2000 ..........................................          8,483               5,966
DEFERRED FINANCING COSTS, net of accumulated amortization of $3,412 and
   $2,078 in 2000 and 1999, respectively ..............................          6,350               6,522
DEFERRED LEASING COSTS, net of accumulated amortization of $1,764 and
   $776 in 2000 and 1999, respectively ................................          7,205               3,672
INVESTMENT IN KEYSTONE REALTY SERVICES, INC., at equity ...............          5,345               4,423
OTHER ASSETS ..........................................................          7,623               8,939
                                                                             ---------           ---------
        Total assets ............................................            $ 978,698           $ 875,076
                                                                             =========           =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Mortgage notes payable and revolving credit facility, including unamortized premium on assumed indebtedness of $3,008
      and $3,691 in 2000 and 1999, respectively .......................      $ 633,652           $ 522,112
   Accounts payable ...................................................          1,102               2,551
   Dividends and distributions payable ................................          2,299               1,999
   Accrued interest payable ...........................................          3,870               2,698
   Accrued expenses and other liabilities .............................          8,365              11,347
   Deferred rent revenue ..............................................          3,245               2,708
                                                                             ---------           ---------
        Total liabilities .............................................        652,533             543,415
                                                                             ---------           ---------
MINORITY INTEREST, 7,675,649 and 7,326,853 units outstanding in 2000
   and 1999, respectively .............................................         90,612              91,310
CONVERTIBLE PREFERRED UNITS ...........................................         80,295              54,621

COMMITMENTS AND CONTINGENCIES .........................................           --                  --

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding, liquidation
    preference of $20,000 .............................................              1                   1
  Convertible Preferred Stock, Series B; $.001 par value; 803,871 shares authorized, issued and outstanding; liquidation
    preference of $20,097 .............................................              1                   1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding; liquidation
    preference of $20,000 .............................................              1                   1
  Common Shares, $.001 par value; 65,000,000 authorized; 9,323,312 and 8,906,943 shares issued and outstanding in 2000 and 1999,
    respectively ......................................................              9                   9
    Warrants ..........................................................           --                   125
    Additional paid-in capital ........................................        169,279             185,079
    Loans to executive officers to purchase Common Shares .............         (4,139)             (1,536)
    Deferred compensation .............................................            (71)               (282)
    Cumulative net income .............................................         19,920              20,620
    Cumulative distributions ..........................................        (29,743)            (18,288)
                                                                             ---------           ---------
        Total shareholders' equity ....................................        155,258             185,730
                                                                             ---------           ---------
        Total liabilities and shareholders' equity ....................      $ 978,698           $ 875,076
                                                                             =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (in thousands, except for share and per share data)

                                                                                 Three months ended           Nine months ended
                                                                                    September 30,               September 30,
                                                                              -------------------------   -------------------------
                                                                                  2000          1999          2000          1999
                                                                              -----------   -----------   -----------   -----------
REVENUE:
  Rents ....................................................................  $    28,299   $    18,305   $    80,041   $    51,281
  Reimbursement revenue and other income ...................................        3,687         2,149        10,730         5,655
                                                                              -----------   -----------   -----------   -----------
      Total revenue ........................................................       31,986        20,454        90,771        56,936
                                                                              -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  Property operating expenses ..............................................        5,566         3,584        15,723        10,084
  Management fees paid to affiliate ........................................          679           789         2,821         1,870
  General and administrative ...............................................        1,129         1,095         3,219         2,706
  Depreciation and amortization ............................................        4,887         3,835        15,455        10,714
  Interest expense .........................................................       12,442         7,396        34,516        20,544
  Provision for valuation ..................................................       11,300          --          11,300          --
                                                                              -----------   -----------   -----------   -----------
      Total operating expenses .............................................       36,003        16,699        83,034        45,918
                                                                              -----------   -----------   -----------   -----------
(Loss) income before equity in (losses) income from equity method investments, (loss) gains on sales of assets, distributions to preferred unitholders, minority interest of unitholders in Operating Partnership,
  and net income allocated to preferred shareholders .......................       (4,017)        3,755         7,737        11,018
Equity in (losses) income from equity method investments ...................         (248)          143           416          (347)
(Losses) gains on sales of assets ..........................................         (252)         --             372         1,284
                                                                              -----------   -----------   -----------   -----------
(Loss) income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, and net income allocated
  to preferred shareholders ................................................       (4,517)        3,898         8,525        11,955
Distributions to preferred unitholders .....................................       (1,924)         (406)       (4,943)         (743)
                                                                              -----------   -----------   -----------   -----------
(Loss) income before minority interest of unitholders in Operating
  Partnership, and net income allocated to preferred shareholders ..........       (6,441)        3,492         3,582        11,212
Minority interest of unitholders in Operating Partnership ..................        3,542        (1,420)          664        (4,620)
                                                                              -----------   -----------   -----------   -----------
NET (LOSS) INCOME BEFORE NET INCOME ALLOCATED TO
  PREFERRED SHAREHOLDERS ...................................................       (2,899)        2,072         4,246         6,592
NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS .............................       (1,407)         (515)       (4,946)       (1,415)
                                                                              -----------   -----------   -----------   -----------
NET (LOSS) INCOME ALLOCATED TO COMMON SHAREHOLDERS .........................  $    (4,306)  $     1,557   $      (700)  $     5,177
                                                                              ===========   ===========   ===========   ===========
BASIC (LOSS) EARNINGS PER COMMON SHARE .....................................  $      (.46)  $       .21   $      (.08)  $       .69
                                                                              ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES - BASIC .....................................    9,322,119     7,505,764     9,211,700     7,457,079
                                                                              ===========   ===========   ===========   ===========
DILUTED (LOSS) EARNINGS PER COMMON SHARE ...................................  $      (.46)  $       .20   $      (.08)  $       .67
                                                                              ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES - DILUTED ...................................   17,003,664    14,741,868    16,864,468    14,632,122
                                                                              ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                     Nine months ended September 30,
                                                                     -------------------------------
                                                                         2000            1999
                                                                       ---------       ---------
OPERATING ACTIVITIES:
  Net (loss) income allocated to common shareholders ............      $    (700)      $   5,177
  Adjustments to reconcile net (loss) income allocated to common shareholders to net cash provided by operating activities:
      Depreciation and amortization .............................         16,819          11,785
      Amortization of debt premiums .............................           (504)           (530)
      Amortization of deferred compensation costs and loan
        forgiveness on executive stock loans ....................            350             187
      Gain on sales of assets ...................................           (372)         (1,284)
      Bad debt provision ........................................            250            --
      Provision for asset revaluation ...........................         11,300            --
      Straight-line rental income ...............................         (2,846)         (1,093)
      Decrease in investment in direct financing lease ..........            185             186
      Equity in losses (income) from equity method investments ..           (416)            347
      Income allocated to preferred shareholders and preferred
        unitholders .............................................          9,889           2,158
      Minority interest .........................................           (664)          4,620
      Cash provided by (used in)
        Restricted cash .........................................         (2,803)           (825)
        Accounts receivable .....................................             33          (1,534)
        Other assets ............................................          1,316          (1,386)
        Accounts payable, accrued expenses and other liabilities          (3,386)             22
        Deferred rent revenue ...................................            537           1,144
                                                                       ---------       ---------
          Net cash provided by operating activities .............      $  28,988       $  18,974
                                                                       ---------       ---------
INVESTING ACTIVITIES:
  Properties acquired ...........................................      $ (78,685)      $(142,740)
  (Advances to) repayment from Keystone Realty Services, Inc. ...           (506)             80
  Capital expenditures and tenant improvements ..................         (4,588)         (2,288)
  Development and construction in progress expenditures .........         (9,824)           (823)
  Payment of leasing commissions ................................         (4,505)         (1,707)
  Proceeds from sales of assets, net ............................         21,618           9,538
                                                                       ---------       ---------
          Net cash used in investing activities .................      $ (76,490)      $(137,940)
                                                                       ---------       ---------
FINANCING ACTIVITIES:
  Issuances of Common Shares for stock options exercised ........      $    --         $      22
  Issuances of Common Shares, net of issuance costs .............          1,487           1,500
  Issuances of Series C Convertible Preferred Stock .............           --            19,175
  Dividends paid on Common Shares ...............................        (11,455)         (6,131)
  Distributions paid on Convertible Preferred Stock and
    Convertible Preferred Units .................................         (9,589)         (1,642)
  Distributions paid on OP Units ................................         (6,812)         (5,674)
  Proceeds from mortgage notes payable ..........................        109,951          98,823
  Repayment of mortgage notes payable ...........................         (8,431)         (2,264)
  Redemption of Redeemable Preferred Stock ......................        (19,904)           --
  Payments of deferred financing costs ..........................         (1,162)         (1,623)
  Net (repayments) borrowings under the Credit Facility .........         (8,797)         16,349
                                                                       ---------       ---------
          Net cash provided by financing activities .............      $  45,288       $ 118,535
                                                                       ---------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS ...........................         (2,214)           (431)
CASH AND CASH EQUIVALENTS, beginning of period ..................          4,144           1,003
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ........................      $   1,930       $     572
                                                                       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................              $  34,058       $  19,277
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

     As of November 1, 2000, the Company owns 132 industrial and office properties aggregating approximately 20.8 million square feet, and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, New York State, Northern and Central New Jersey, Ohio, Indianapolis, Indiana and Greenville, South Carolina and have an overall occupancy of 97.7% as of September 30, 2000. The Company conducts all of its service operations, including leasing, property management and other services through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2. GENERAL:

   BASIS OF PRESENTATION

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2000 and 1999, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

   PRINCIPLES OF CONSOLIDATION

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 52% at September 30, 2000. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and both the Company's and the Operating Partnership's wholly owned subsidiaries and their operations for the three and nine month periods ended September 30, 2000 and 1999, respectively, on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   ASSETS HELD FOR SALE

     The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At September 30, 2000, the Company has classified approximately $140.4 million of real estate, net of a reserve for asset valuation of $11.3 million (see Note 6), as assets held for sale. In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company has suspended depreciation charges on assets held for sale as of the date disposition plans were adopted.

   CAPITALIZATION POLICY

     The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development, which are held in joint ventures. During the nine month periods ended September 30, 2000, and 1999 the Company has capitalized approximately $1.6 million and $1.0 million respectively, of interest costs related to construction and development in progress for some of these assets.

   EQUITY METHOD INVESTMENTS

     The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture to develop 457 acres of land in Indianapolis, Indiana. Additionally, in June 2000, the Company acquired a 50% interest in a joint venture, 3 Points Associates, L.L.C., which was formed to develop and own an 800,000 square foot distribution facility in Indianapolis, Indiana which is currently under construction. At September 30, 2000, the Company has investments aggregating approximately $2.9 million in these joint ventures which are included in other assets in the accompanying balance sheet.

   IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138") is effective for fiscal years beginning after June 15, 2000. SFAS No. 138, which amended Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity" expands the definition and the accounting and reporting of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138 requires that changes in the fair value of derivatives be recognized in the applicable financial reporting period in earnings unless

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


specific hedge criteria are met. The Company is currently in the process of identifying all of its investments in derivative products and is planning to adopt SFAS No. 138 beginning January 1, 2001. In management's opinion, the adoption of SFAS No. 138 and SFAS No. 133, as of January 1, 2001 will not have a material impact on the consolidate statements of income or comprehensive income.

   EARNINGS PER SHARE

     The Company reports Earnings per Share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"), which established simplified standards for computing and presenting EPS and supercedes the standards in APB Opinion No. 15, making them more comparable to international EPS standards. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine-month periods ended September 30, 2000 and 1999 (amounts in thousands, except share and per share data):

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,                   2000                           1999
                                                       -------------------------      -------------------------
                                                          BASIC        DILUTED           BASIC          DILUTED
                                                          -----        -------           -----          -------
Net (loss) income                                      $  (4,306)    $   (4,306)      $    1,557    $     1,557
Add: Minority interest allocation                             ---        (3,542)             ---          1,420
                                                       ----------    -----------      ----------    -----------
                                                       $  (4,306)    $   (7,848)      $    1,557    $     2,977
                                                       ==========    ===========      ==========    ===========

Weighted average number of shares outstanding           9,322,119      9,322,119       7,505,764      7,505,764
Stock equivalents (1)(2):
                  Options and warrants                        ---          3,885             ---        203,055
                  Convertible OP Units                        ---      7,677,660             ---      7,033,049
                                                       ----------    -----------      ----------    -----------
                                                        9,322,119     17,003,664       7,505,764     14,741,868
                                                       ==========    ===========      ==========    ===========
EARNINGS PER SHARE                                     $    (.46)    $     (.46)      $      .21    $       .20
                                                       ==========    ===========      ==========    ===========

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,                    2000                          1999
                                                       -------------------------      -------------------------
                                                          BASIC        DILUTED           BASIC          DILUTED
                                                          -----        -------           -----          -------
Net (loss) income                                      $    (700)    $     (700)      $    5,177    $     5,177
Add: Minority interest allocation                             ---          (664)             ---          4,620
                                                       ----------    -----------      ----------    -----------
                                                       $    (700)    $   (1,364)      $    5,177    $     9,797
                                                       ==========    ===========      ==========    ===========

Weighted average number of shares outstanding           9,211,700      9,211,700       7,457,079      7,457,079
Stock equivalents (1)(2):
                  Options and warrants                        ---          5,347             ---        164,981
                  Convertible OP Units                        ---      7,647,421             ---      7,010,062
                                                       ----------    -----------      ----------    -----------
                                                        9,211,700     16,864,468       7,457,079     14,632,122
                                                       ==========    ===========      ==========    ===========
EARNINGS PER SHARE                                     $    (.08)    $     (.08)      $      .69    $       .67
                                                       ==========    ===========      ==========    ===========

(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at September 30, 2000 and 1999.

(2) Computed in accordance with the treasury stock method.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RECLASSIFICATIONS

Certain amounts in the September 30, 1999 financial statements have been reclassified in order to conform with the September 30, 2000 presentation.


3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

   2000 TRANSACTIONS

     On July 26, 2000, the Company announced that it has entered into an agreement to sell a portfolio in New Jersey for approximately $82.1 million. This portfolio is comprised of nine office and three office/flex properties which total 918,807 square feet and are located in Fair Lawn, Oakland, and Wayne, New Jersey. The Company expects that this transaction will be closed in the fourth quarter of 2000.

     On July 19, 2000, the Company sold a 90,000 square foot warehouse located at 1305 Goshen Parkway in West Chester, Pennsylvania for approximately $4,700,000. This sale resulted in a loss of approximately $168,000.

     On May 5, 2000, the Company acquired a portfolio of five warehouse and distribution facilities in New Jersey which aggregate approximately 1.8 million square feet and six acres of land adjacent to one of the facilities for approximately $91 million as part of the second phase of the Reckson Morris Industrial Trust ("RMIT") transaction. These buildings are currently 100% occupied under leases which expire between 2001 and 2014. This acquisition was funded by $59.0 million of mortgage debt with a 5.5 year term and an interest rate of 8.12%, $25.7 million of Convertible Preferred Units ("Convertible Preferred Units") which require a guaranteed payment at an annual rate of 9.75% and are convertible to Common Shares at $16.00 per share, and the remaining consideration was funded by a secured term loan.

     In May 2000, the Company substantially completed construction of an 80,000 square foot office building in Allentown, Pennsylvania, of which approximately 66,000 square feet will be occupied by Aetna, Inc. The remaining square footage is leased to tenants who occupied this space in the fourth quarter of this year.

     On May 2, 2000, the Company sold distribution facilities aggregating 148,000 square feet located in New Jersey for approximately $8.1 million. This sale resulted in a loss of approximately $300,000.

     In April 2000, the Company acquired a 214,600 square foot industrial facility in East Brunswick, New Jersey, which was also part of the second phase of the RMIT transaction, for $8.5 million in cash, including closing costs, and simultaneously sold it for $9.2 million which resulted in a gain of approximately $700,000.

     In January 2000, the Company acquired its 50% joint venture partner's ownership interest in a limited partnership which constructed a 500,000 square foot industrial building in Indianapolis, Indiana, for $8.9 million. The consideration for this acquisition was $5.9 million of units of limited partnership interest ("OP Units") (valued at $16.36 per unit) in the Operating Partnership and $3.0 million in cash.

     In January 2000, the Company sold a 15,000 square foot industrial building located at 245 Nicholas Avenue in South Plainfield, New Jersey for net proceeds of approximately $920,000. This sale resulted in a gain of approximately $140,000.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   1999 TRANSACTIONS

     During 1999, the Company acquired 35 properties (34 industrial properties and one office property) and 112 acres of land, including the RMIT acquisition discussed in detail below, for an aggregate purchase price of approximately $322.1 million. These properties contained an aggregate of approximately 6.8 million square feet consisting of 6.5 million square feet of industrial space and 290,000 square feet of office space. Consideration for these acquisitions consisted of cash of approximately $198.5 million, future cash payments of $5.2 million, $27.6 million of debt assumed (including debt premiums of $850,000), $40.0 million of Convertible Preferred Stock with a conversion price of $16.00, $47.1 million of Convertible Preferred Units issued with conversion prices ranging from $16.00 to $16.50 per unit, $2.2 million OP Units in the Operating Partnership issued at prices ranging from $15.26 to $17.50 per unit, and the issuance of $1.5 million of Common Shares at a price of $14.44 per share. The Convertible Preferred Stock and OP Units issued as part of these transactions require a quarterly dividend or guaranteed payment at an annual rate ranging from 9% to 9.75%.

     In August 1999, the Company agreed, as part of a phased transaction, to acquire certain industrial properties from Reckson Morris Operating Partnership, L.P. ("RMOP") and RMIT. The first phase of this transaction was consummated on September 27, 1999 and involved the acquisition of RMOP from RMIT. The second phase of this transaction closed in the second quarter of 2000. Additionally, as part of the RMIT transaction, the Company acquired options to purchase 259 acres of land in New Jersey on which the Company can develop 2.8 million square feet of industrial properties.

     In March 1999, the Company sold Urban Farms Shopping Center in Franklin Lakes, New Jersey for $10.0 million, which resulted in a gain of approximately $1.3 million. The net proceeds from this asset sale were reinvested in the acquisition of an industrial property in 1999.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   PRO FORMA OPERATING RESULTS

     Assuming the completion of acquisitions and dispositions which occurred in the nine months ended September 30, 2000 and the fiscal year 1999, and the completion of private placement offerings in 2000 and 1999, as of January 1, 1999, pro forma operating results are presented as follows (amounts in thousands except for share data):

                                                  FOR NINE MONTHS ENDED        FOR YEAR ENDED
                                                    SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                  ---------------------       -----------------
TOTAL REVENUE                                            $  91,372               $ 111,300
OPERATING INCOME (1)                                         7,903                  10,091
INCOME (LOSS) FROM EQUITY METHOD INVESTMENTS                   416                     (62)
MINORITY INTEREST                                              611                   1,553
PREFERRED DIVIDENDS                                         (9,672)                (13,468)
                                                         ---------               ---------
NET (LOSS) INCOME ALLOCATED TO COMMON SHAREHOLDERS       $    (742)               $ (1,886)
                                                         =========               =========
(LOSS) EARNINGS PER SHARE
         BASIC                                              $ (.08)                 $ (.20)
                                                            ======                  ======
         DILUTED                                            $ (.08)                 $ (.20)
                                                            ======                  ======

(1) Net of $15,621 and $22,188 in depreciation expense for the nine month period ended September 30, 2000 and the year end December 31, 1999, respectively. Additionally, operating income is shown net of an $11,300 provision for asset valuation for both periods.


     The pro forma operating results combine the Company's historical operating results with the incremental rental income and operating expenses of the properties acquired in 2000 and 1999, including adjustments for depreciation (based upon the acquisition prices associated with the property acquisitions), and interest, costs assuming the borrowings to finance the property acquisitions had occurred at the beginning of the period.

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 1999, nor do they purport to represent the future results of the Company.

4. INDEBTEDNESS

   VARIABLE RATE INDEBTEDNESS

     On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements. On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. Based on the Company's leverage, the rate currently in effect is LIBOR + 2.25% (8.88% at September 30, 2000). In addition, a fee ranging from .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     At September 30, 2000, the Company had $133.2 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 55 properties. The weighted average balance outstanding and weighted average interest rate for the nine months ended September 30, 2000 and 1999 for borrowings under the Credit Facility were $137.5 million and $134.3 million and 8.57% and 6.86%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at September 30, 2000.

     In May 2000, the Company obtained a three year recourse term facility which allows the Company to borrow up to $27.8 million ("the First Union Facility"). This facility is collateralized by mortgages on 7 properties and a lease assignment on another property, and requires interest at a sliding scale based on the amount of borrowings outstanding on the facility. The scale ranges from LIBOR + 1.80% to LIBOR + 2.25%. At September 30, 2000, the Company had borrowed $27.8 million under this facility and the rate was LIBOR + 2.25% (8.88% at September 30, 2000). This facility requires the Company to meet the same financial covenants as the Credit Facility.

     In August 1999, the Company obtained an $8.2 million construction loan to build an 80,000 square foot office building in Allentown, Pennsylvania. This loan is collateralized by this property. The interest rate is based on LIBOR + 2.0% (8.63% at September 30, 2000). The Company had approximately $7.3 million outstanding on this loan at September 30, 2000.

   FIXED RATE INDEBTEDNESS

     Mortgage notes of approximately $462.3 million, excluding debt premiums, encumbered 69 properties at September 30, 2000. At September 30, 2000, fixed interest rates on the mortgage loans ranged from 6.88% to 9.75%. These mortgage notes had weighted average interest rates of 7.7% at September 30, 2000 and 1999. The maturities for these notes range from March 2001 through October 2022. The weighted average maturity was 7.6 years at September 30, 2000.

5. COMMITMENTS AND CONTINGENCIES

     In accordance with the terms of the Contribution and Exchange Agreement for the RMIT transaction, the Company has guaranteed $5 million of a $15 million revolving loan that Joseph Morris, a trustee of the Company, Robert Morris and Morris Realty, L.P. (the "Morris Principals") have obtained from a commercial lender. The Company has deposited $3 million with the lender as collateral for this guarantee. Joseph and Robert Morris have pledged Series C Preferred Units with a liquidation value of approximately $37 million as collateral for this loan. The loan matures, and the Company's guarantee expires in September 2001. This revolving loan replaced and repaid the $12.5 million loan the Morris Principals had with Reckson Associates Realty Corp. ("Reckson"). As a result, the Company's guarantee of this obligation with Reckson was released in May 2000.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6. ASSET WRITEDOWN

     The Company recorded a $11.3 million writedown for certain properties in the third quarter of 2000. These properties are shown as assets held for sale in the accompanying balance sheet. The Company has been marketing these properties for sale since the first quarter of this year. As part of this marketing process, the Company determined the previous carrying amount of these assets was in excess of their net realizable value by $11.3 million.

7. TENANT AND OTHER MATTERS

     In April 2000, Neuman Distributors, Inc. ("Neuman"), a tenant which leases a distribution facility of approximately 332,000 square feet in Teterboro, New Jersey, notified the Company that it filed for protection under Chapter 11 of the Bankruptcy Code. Annual rent under this lease (the "Original Lease") is approximately $2.2 million, which is approximately 2% of the Company's current aggregate annualized in-place base rents from all of its existing tenants. Neuman has continued to pay and is current on its post-petition rent through and including October 2000. In October 2000, the Bankruptcy Court approved an arrangement pursuant to which The Morris Companies ("Morris"), an affiliate of Joseph Morris, a Trustee of the Company, obtained the right to deliver to the Company, on or before November 30, 2000, a lease modification for the facility (the "Modified Lease") at a net monthly rental which exceeds the net monthly rental under the Original Lease and upon such other terms and conditions as are reasonably acceptable to the Company, signed by a third party tenant agreed to by the Company. Pursuant to this arrangement, Morris has paid the Company rent under the Original Lease for November 2000. Morris will be entitled to a commission in connection with obtaining the Modified Lease.

     The transaction between the Company and Morris is subject to the approval of the Company's Board of Trustees and the Modified Lease is subject to the approval of the lender for the property. No certainty exists that these approvals will be obtained or that the Modified Lease will be executed. The Company believes that if the Original Lease is terminated and the Modified Lease is not executed, it will be able to re-lease the space within a reasonable period of time at a rental rate which exceeds the current rate of $6.62 per square foot, given the current market conditions in the Northern New Jersey industrial market and the quality and location of the building.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     In July 2000, the Company paid Morgan Stanley Asset Management, Inc., and certain of its affiliates, and various other shareholders, a special cash distribution of approximately $3.2 million in accordance with the terms of the subscription agreement for the private placement which was consummated in July 1998. Under the terms of this agreement, the Company was to pay this amount in cash in the event the Company failed to consummate a qualifying offering, as defined in the agreement. The Company has accounted for this payment as a return of capital distribution to these shareholders.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. SEGMENTS

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1999. The Company considers its reportable segments to be office, industrial, and other. The other properties segment consists of an investment in a direct financing lease and, for 1999, Urban Farms Shopping Center which was sold in March 1999. Summarized financial information concerning the Company's reportable segments is shown in the following table at September 30, 2000 and 1999, unless otherwise noted (amounts in thousands).


                                             FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                             --------------------------     -------------------------
BUSINESS SEGMENTS                                2000          1999             2000          1999
-----------------                              --------      --------         --------      --------
REVENUES
Industrial properties                          $ 21,083      $ 10,617         $ 59,582      $ 30,015
Office properties                                10,717         9,747           30,653        26,236
Other properties                                     71            68              210           556
Other (1)                                           115            22              326           129
                                               --------      --------         --------      --------
                                               $ 31,986      $ 20,454         $ 90,771      $ 56,936
                                               ========      ========         ========      ========
PROPERTY OPERATING INCOME (4)
Industrial properties                          $ 13,849      $  7,167         $ 38,828      $ 20,059
Office properties                                 6,825         5,013           17,420        13,694
Other properties                                     65            44              198           386
                                               --------      --------         --------      --------
                                               $ 20,739      $ 12,224         $ 56,446      $ 34,139
                                               ========      ========         ========      ========
CAPITAL EXPENDITURES
Industrial properties                          $  1,930      $    246         $  2,376      $    562
Office properties                                 1,178           866            2,212         1,726
Other properties                                   --            --               --            --
                                               --------      --------         --------      --------
                                               $  3,108      $  1,112         $  4,588      $  2,288
                                               ========      ========         ========      ========
DEPRECIATION AND AMORTIZATION EXPENSE (2)
Industrial properties                          $  4,201      $  2,181         $ 11,994      $  6,209
Office properties                                   686         1,654            3,461         4,505
Other properties                                   --            --               --            --
                                               --------      --------         --------      --------
                                               $  4,887      $  3,835         $ 15,455      $ 10,714
                                               ========      ========         ========      ========
INVESTMENT IN REAL ESTATE, AT COST (3)(4)
Industrial properties                                                         $719,834      $604,710
Office properties                                                              262,172       254,166
Other properties                                                                 1,275         1,460
                                                                              --------      --------
                                                                              $983,281      $860,336
                                                                              ========      ========

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three and nine month periods ended September 30, 2000 and 1999 (amounts in thousands):

                                                           FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                           --------------------------       --------------------------
                                                               2000           1999              2000           1999
                                                             --------       --------          --------       --------
Segment property operating income as shown above             $ 20,739       $ 12,224          $ 56,446       $ 34,139
Provision for asset valuation                                 (11,300)          --             (11,300)          --
General and administrative expense                             (1,129)        (1,095)           (3,219)        (2,706)
Interest expense                                              (12,442)        (7,396)          (34,516)       (20,544)
Other income (1)                                                  115             22               326            129
                                                             --------       --------          --------       --------
(Loss) Income before equity in losses from equity method
   investments, (loss) gains on sales of assets,
   distributions to preferred unitholders and net
   income allocated to preferred shareholders, and
   minority interest of unitholders in Operating
   Partnership                                               $ (4,017)      $  3,755          $  7,737       $ 11,018
                                                             =========       =======           =======        =======

(1) Amount consists of interest and other income not allocated to a specific business segment.
(2) Included as an expense in net operating income above.
(3) Amounts for 1999 are as of December 31, 1999.
(4) Before $11.3 million provision for asset valuation in 2000.


9. DIVIDENDS

     On October 3, 2000, the Company declared a dividend of $.31 per share for the third quarter of 2000 which was paid on October 30, 2000 to shareholders of record on October 16, 2000.

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

     The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment which range from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $5.7 million and $4.3 million, respectively, during the nine months ended September 30, 2000 and 1999. In October 2000, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock, the Redeemable Preferred Stock and Convertible Preferred Units which aggregated $3.4 million.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10. SUBSEQUENT EVENTS

     On October 30, 2000 the Company sold four industrial assets aggregating 397,000 square feet located in Northern New Jersey for approximately $15.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect on the Company's cash flows and property values of economic and other conditions in the market areas in which the Company owns and develops properties; the need to obtain leases for properties currently under development and to renew leases or relet space upon the expiration of current leases for properties, and the ability of the properties to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility and the Company's other variable rate debt may increase.

     The following discussion compares the operations and activities of the Company for the three and nine-month periods ended September 30, 2000 and 1999 and should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net loss for the three month period ended September 30, 2000 was $4.3 million, or $.46 per diluted share, as compared with net income of $1.6 million, or $.20 per diluted share, for the same period ended September 30, 1999. During the third quarter of 2000, the Company recorded a $11.3 million provision for asset revaluation related to certain of its assets which are held for sale. Excluding the impact of asset sales and this non-recurring provision for asset revaluation, in both periods net income would have been $2.0 million or $.22 per diluted share, as compared to $1.6 million, or $.20 per diluted share, for the same period in 1999.

     Revenues for the three month period ended September 30, 2000 increased to $31.9 million as compared with $20.4 million for the same period in 1999, respectively, primarily as a result of the acquisition of the first and second phases of the RMIT portfolio in September 1999 and May 2000.

     Operating expenses increased to $36.0 million from $16.7 million in the three-month period ended September 30, 2000 as compared to the same period in 1999. This overall increase of $19.3 million is a result of the $11.3 million provision for asset valuation and the increase in depreciation expense and interest as a result of property acquisitions. The Company's investments in real estate assets and mortgage debt increased from $804.5 million and $488.5 million at September 30, 1999, respectively, to $971.9 million and $633.7 million, respectively, at September 30, 2000.

     Earnings from equity method investments decreased by $391,000, from $143,000 in the three-month period ended September 30, 1999 to a loss of $248,000 in the same period in 2000. This decrease is primarily the result of a decrease in management fees charged to the Operating Partnership by the Management Company.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net loss for the nine-month period ended September 30, 2000 was $700,000, or $.08 per diluted share, as compared with net income of $5.2 million, or $.67 per diluted share, for the same period ended September 30, 1999. Net loss for the nine-month period ended September 30, 2000 included an aggregate gain on a sales of seven industrial facilities of $372,000 or $.02 per diluted share and the impact of the $11.3 million provision for asset valuation. Net income for the same period in 1999 included a gain on the sale of a retail shopping center of $1.3 million or $.08 per diluted share. Excluding the impact of the asset revaluation provision and asset sales in both periods, net income for the nine-month period ended September 30, 2000 and the comparable prior period would have been $5.3 million and $4.5 million or $.57 and $.58 per diluted share, respectively.

     Revenues for the nine-month period ended September 30, 2000 increased to $90.8 million as compared with $56.9 million for the same period in 1999, respectively, primarily as a result of the acquisition of the RMIT portfolio in September 1999.

     Operating expenses increased to $83.0 million from $45.9 million, respectively, in the nine-month period ended September 30, 2000 over the same period in 1999. This overall increase of $37.1 million is a result of the $11.3 million asset valuation recorded in 2000 and the increase in depreciation expense and interest expense as a result of property acquisitions and the Company's investment in real estate assets and mortgage debt increased from $804.5 million and $488.5 million at September 30, 1999, respectively, to $971.9 million and $633.7 million, respectively, at September 30, 2000. General and administrative expenses increased for the nine-month period ended September 30, 2000 to $3.2 million in comparison to $2.7 million for the same period in 1999. This increase was primarily the result of increases in certain professional fees and payroll expenses which resulted from the growth of the Company.

     Equity in earnings from equity method investments increased by $763,000 from a loss of $347,000 in the nine-month period ended September 30,1999 to income of $416,000 in the same period in 2000. This is primarily the result of increases in third party fee income generated by the Management Company due to increases in transaction activity.

     SAME STORE RESULTS

     Property level operating income for the nine month periods ended September 30, 2000 and 1999 for the Properties owned since January 1, 1999 (the "Same Store Properties") increased to approximately $43.1 million from $42.1 million, respectively. This overall increase of approximately 2.4% is primarily due to increases in rental revenue of approximately 2.4% in the Same Store Properties, which was net of a 1.0% decrease in overall economic occupancy. This decrease in economic occupancy is primarily related to the South Carolina industrial properties where the Company is incurring transitional vacancy as a result of a decision to aggressively increase rental rates. Operating expenses for the Same Store Properties increased by approximately $256,000 or 2.7%. These increases were primarily related to increases in real estate taxes and utilities due to the expiration of certain incentives and abatements in addition to increases in certain tax assessments. These increases in operating expenses were largely reimbursed by the respective tenants. The Same Store Properties consist of 63 industrial and 33 office properties and one other property which aggregate approximately 11.7 million square feet. The property level operating income from the Same Store Properties represented approximately 58% of the Company's overall property level net operating income, before management fee expenses, for the nine month period ended September 30, 2000.

     Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three and nine month periods ended September 30, 2000 and 1999 (amounts in thousands).

                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------     ---------------------------------------
                                               2000          1999        % CHANGE         2000          1999         % CHANGE
                                             -------       -------       --------        -------       -------       --------
Revenue
         Rental revenue                      $15,945       $15,688          1.6%         $47,520       $46,925          1.3%
         Tenant reimbursement and other        1,656         1,506         10.0%           5,300         4,633         14.4%
                                             -------       -------         ----          -------       -------         ----
         Total revenue                       $17,601       $17,194          2.4%         $52,820       $51,588          2.4%
                                             =======       =======         ====          =======       =======         ====
Operating Expenses
         Property operating expenses           1,934         1,962         (1.4%)          5,675         5,662          0.2%
         Real estate taxes                     1,361         1,311          3.8%           3,991         3,748          6.5%
                                             -------       -------         ----          -------       -------         ----
         Total operating expenses              3,295         3,273          0.7%           9,666         9,410          2.7%
                                             -------       -------         ----          -------       -------         ----
Property Net Operating Income                $14,306       $13,921          2.8%         $43,154       $42,148          2.4%
                                             =======       =======         ====          =======       =======         ====
Economic occupancy for the period               95.8%         96.8%                         96.5%         97.5%
                                             =======       =======                       =======       =======
Physical occupancy at September 30                                                          96.3%         98.6%
                                                                                         =======       =======

SEGMENTS

INDUSTRIAL SEGMENT

     Revenue and property net operating income in the industrial property segment increased over 90% in the both the three and nine month periods ended September 30, 2000, primarily as a result of the RMIT acquisition which closed in two phases in September 1999 and May 2000. Depreciation expense also increased significantly in both the three and nine month periods ended September 30, 2000, as a result of the RMIT acquisition.

OFFICE SEGMENT

     Revenues increased by over 9% in the three and nine month periods ended September 30, 2000 as a result of the acquisition of One Park Place, a 293,400 square foot building located in Syracuse, New York, in July 1999, the completion of construction on a 80,000 square feet office building in Allentown, PA in May 2000, and increases in rental income of approximately $360,000 and $900,000 in the Same Store office properties in the three and nine month periods ended September 30, 2000, respectively. Property net operating income increased by 36% and 27% in the three and nine month periods ended September 30, 2000 over the same periods in 1999 as a result of the One Park Place acquisition, the completion of the office building in Allentown, PA and the increased Same Store Property net operating income. Depreciation expense for the three and nine month periods ended September 30, 2000 was less than the previous periods in 1999 as certain office properties were designated as held for sale at December 31, 1999, therefore, depreciation expense has not been taken on these assets in 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     During the nine months ended September 30, 2000, the Company generated $28.9 million in cash flow from operating activities as compared to cash flow of $18.9 million during the same period in 1999. This increase in operating cash flow is a result of the cash flow generated from the various acquisitions consummated by the Company during 1999 and 2000.

     Cash used in investing activities in the nine months ended September 30, 2000 was $76.5 million as compared to $137.9 million of cash used during the same period in 1999. The decrease in cash used was primarily a result of the closing of the first phase of the RMIT acquisition in September 1999. Cash provided by financing activities decreased to $45.3 million in 2000 as compared to $118.5 million in the same period in 1999. This decrease in cash provided by financing activities in 2000 was the result of increases in distributions to preferred and common shareholders, the July 2000 redemption of $19.9 million of Series B Convertible preferred stock, and the Series C preferred stock offering in 1999.

CAPITALIZATION

     As of September 30, 2000, the Company had $630.6 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 8.0% and a weighted average maturity of 6 years. The Company has a $150 million Credit Facility with a group of commercial lenders led by Fleet Boston, N.A. which expires on April 29, 2002. The Credit Facility bears interest at a LIBOR interest rate on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. Based on the Company's current leverage, the rate is LIBOR + 2.25%. At September 30, 2000, the Company's outstanding borrowings under this Credit Facility are $133.2 million at an interest rate of 8.88%. The Company is able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million. The Company has other variable rate debt which is approximately $35.1 million at September 30, 2000. At September 30, 2000, the Company's variable rate debt is approximately 26.6% of total debt and is 17.1% of its total market capitalization.

     The Company's market capitalization and debt-to-market capitalization ratios, were $987 million and 64.2%, respectively, at September 30, 2000 based upon the closing price of the Company's common stock of $12.50 per share as of that date.


SHORT AND LONG TERM LIQUIDITY

     Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital and net cash provided by operating activities along with borrowings from the Credit Facility. Further, the Company anticipates that it will selectively dispose of certain office and non-core industrial assets in 2000 and 2001. The Company believes all of these sources will be available in order to fund short-term liquidity needs.

     Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of certain office and certain industrial assets, and (iii) the sale or contribution of certain of our properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above in short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares or preferred stock and depository shares representing preferred stock with an aggregate value of up to $500 million. As of September 30, 2000, the Company has issued approximately $20.0 million under this Registration Statement.

     The Company believes that available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short-term and the long-term.

IMPACT OF RECENT ACCOUNTING STANDARDS

     See Note 2 to the September 30, 2000 consolidated financial statements.


FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset revaluation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. Effective January 1, 2000, the Company adopted NAREIT's recent clarifications related to the presentation of FFO, and in accordance with these clarifications, re-stated FFO for all periods presented to reflect FFO in accordance with these clarifications. Accordingly, the Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions; and increased by amortization of deferred financing costs and amortization of restricted stock awards.

     FFO, FAD and cash flows for the three and nine-month periods ended September 30, 2000 and 1999 are summarized in the following table (in thousands, except share data):


                                                               FOR THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                             -----------------------------     -----------------------------
                                                                 2000             1999              2000            1999
                                                             ------------     ------------     ------------     ------------
                                                              (unaudited)      (unaudited)      (unaudited)      (unaudited)
(Loss) income before distributions to preferred
     unitholders, minority interest of unitholders
     in Operating Partnership, and income allocated to
     preferred shareholders                                  $     (4,517)    $      3,898     $      8,525     $     11,955
(Less) Plus:
     Provision for asset revaluation                               11,300             --             11,300             --
     Loss (gains) on sales of assets                                  252             --               (372)          (1,284)
     Depreciation and amortization related to real estate           4,887            3,835           15,455           10,714
     Equity in loss from equity method investments                    248             (143)            (416)             347
     FFO contribution from equity investments                        (206)             186              543             (219)
                                                             ------------     ------------     ------------     ------------
Funds from Operations                                        $     11,964     $      7,776     $     35,035     $     21,513
                                                             ============     ============     ============     ============
(Less) Plus:
     Rental income from straight-line rents                  $     (1,027)    $       (423)    $     (2,846)          (1,093)
     Amortization of deferred financing costs                         485              396            1,364            1,071
     Amortization of restricted stock awards                           68               69              204              205
     Building improvements                                           (227)            (232)            (661)            (547)
     Tenant improvements                                           (1,056)            (850)          (2,102)          (1,510)
     Leasing commissions                                           (1,256)            (941)          (2,866)          (1,632)
                                                             ------------     ------------     ------------     ------------
Funds Available for Distribution                                    8,951            5,795           28,128           18,007
                                                             ============     ============     ============     ============
Cash flow from operating activities                                                                  28,988           18,974
Cash flow from investing activities                                                                 (76,490)        (137,940)
Cash flow from financing activities                                                                  45,288          118,535
                                                                                               ------------     ------------
Net decrease in cash and cash equivalents                                                      $     (2,214)    $       (431)
                                                                                               ============     ============
Weighted average number of common and convertible
  preferred shares and units-diluted (1)                       25,724,558       16,387,768       25,419,506       17,196,873
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to the Credit Facility, the First Union Facility and other debt as interest on these obligations is subject to fluctuations in the market. Currently, the Company does not have any interest rate hedge contracts in place to protect against interest rate increases on these facilities. The amount of variable rate debt outstanding represents approximately 17% of the Company's total market capitalization and 26.6% of total debt as of September 30, 2000. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity and interest rate for fixed rate debt, excluding the Credit Facility and other variable rate debt, was 7.6 years and 7.7% at September 30, 2000. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rates on the maturing debt. Within the next twelve months, approximately $10.6 of fixed rate debt will mature.

     If the interest rate for the Credit Facility and the Company's other variable rate debt was 100 basis points higher or lower during the nine months ended September 30, 2000, the Company's interest expense for this nine month period would have been increased or decreased by approximately $1.3 million.

     Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      27.1      Financial Data Schedule

(b)  Reports on Form 8-K:

During the three month period ended September 30, 2000, and through November 10, 2000, the Company filed the following:

     (i) A Current Report on Form 8-K, dated October 31, 2000, was furnished on October 31, 2000 (reporting Items 7 and 9) regarding the Company's third quarter supplemental financial information.

                            SIGNATURES OF REGISTRANT


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KEYSTONE PROPERTY TRUST

Date: November 13, 2000            By:  /s/ Jeffrey E. Kelter
                                        ---------------------
                                        Jeffrey E. Kelter
                                        President and Chief Executive Officer


Date: November 13, 2000            By:  /s/ Timothy A. Peterson
                                        -----------------------
                                        Timothy A. Peterson
                                        Executive Vice President and
                                        Chief Financial Officer


Date: November 13, 2000            By:  /s/ Timothy E. McKenna
                                        ----------------------
                                        Timothy E. McKenna
                                        Senior Vice President - Finance
                                        and Corporate Controller
                                        (Principal Accounting Officer)