Form 10-K
period 2000-12-31
KEYSTONE PROPERTY TRUST
filed 2001-04-02
CIK 906113

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       /_/   (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-12514

                             KEYSTONE PROPERTY TRUST
          (Name of registrant as specified in its declaration of trust)

              MARYLAND                             84-1246586
    (State or other jurisdiction          (IRS Employer Identification
  of incorporation or organization)                 Number)

  200 FOUR FALLS CORPORATE CENTER,                   19428
              SUITE 208                            (Zip Code)
   WEST CONSHOHOCKEN, PENNSYLVANIA
        (Address of principal
         executive offices)

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): (484) 530-1800

      Securities registered under Section 12(b) of the Securities Exchange
                                  Act of 1934:
                              Title of each Class:
                         Common Shares, $.001 Par Value
       Name of each Exchange on which Registered: American Stock Exchange


Securities registered under Section 12(g) of the Securities Exchange Act of 1934: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant (based upon the closing price on the American Stock Exchange) on March 29, 2001 was approximately $101.5 million. As of March 29, 2001, there were 9,346,669 Common Shares, $.001 par value, outstanding.

Portions of the proxy statement for the annual meeting of the shareholders of Keystone Property Trust to be held in 2001 are incorporated by reference into part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K


                                                                            PAGE
PART I

Item 1.        Business.......................................................3
Item 2.        Properties ...................................................15
Item 3.        Legal Proceedings ............................................19
Item 4.        Submission of Matters to a Vote of Security Holders ..........19

PART II

Item 5.        Market for Registrant's Common Equity and Related
               Shareholder Matters ..........................................20
Item 6.        Selected and Summary Financial Data ..........................21
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................22
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk ...32
Item 8.        Financial Statements and Supplementary Data ..................32
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ..........................32

PART III.

Item 10.       Trustees and Executive Officers of the Registrant ............33
Item 11.       Executive Compensation .......................................33
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management ...................................................33
Item 13.       Certain Relationships and Related Transactions ...............33

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K......................................................33

Signatures.............................................................    II-1

                                     PART I.


ITEM 1. BUSINESS.

      Keystone Property Trust (together with its subsidiaries, the "Company") is a self-administered, self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of industrial properties principally in the eastern portion of the United States. The Company also owns office properties located in Pennsylvania, New York State and New Jersey. At December 31, 2000, the Company owned a portfolio of 129 properties (the "Properties") comprised of 93 industrial properties, 35 office properties, and an investment in a direct financing lease which aggregated approximately
20.4 million square feet. The Properties were 95.4% leased under 301 leases at December 31, 2000.

      The Company's strategic focus continues to be the acquisition and development of institutional quality, "big box" distribution facilities located in proximity to skilled labor pools, interstate and regional road systems, airports (primarily those containing major freight and express package delivery hubs) and ports. The Company currently operates in six markets: Central/North New Jersey, Central Pennsylvania, Indianapolis, Indiana, Ohio, New York state and Greenville, South Carolina. In the future, the Company intends to focus on three core markets: New Jersey, Pennsylvania and, Indianapolis, Indiana. The Company also intends to re-deploy capital currently invested in its office portfolio and certain other non-core industrial assets into larger, distribution center assets. These larger, state-of-the-art distribution facilities typically have 24 foot to 36 foot clear ceiling heights, early suppression fast response sprinkler systems, flow through loading dock configurations and larger truck courts and trailer parking. At December 31, 2000, approximately 65% of the Company's industrial portfolio contains buildings with square footage in excess of 300,000 square feet and 37% are in excess of 500,000 square feet. Approximately 89% of these industrial facilities have in excess of 24 foot clear ceiling heights and approximately 40% have in excess of 28 foot clear ceiling heights. The weighted average age of the Company's industrial portfolio is 8.5 years and the average lease term of its industrial leases is 5.7 years.

      The Company's office properties aggregate approximately 2.4 million square feet and consist principally of modern mid-rise and single-story suburban buildings, located in office parks in Pennsylvania, New York State and Northern New Jersey. Substantially all of the office buildings are located within established business communities with convenient access to regional and interstate road systems and highways. The weighted average age of the Company's office portfolio is 12.4 years and the average lease term is 4.3 years.

      During the year ended December 31, 2000, the Company increased its overall real estate portfolio from approximately 18.6 million square feet as of December 31, 1999, to 20.4 million square feet and the undepreciated book value of its real estate assets from $860 million as of December 31, 1999, to $958 million, respectively. The Company accomplished this by acquiring seven industrial facilities aggregating 2.7 million square feet; six acres of land, and a joint venture partner's 50% interest in an 500,000 square foot industrial property for an aggregate purchase price of approximately $132 million. The Company also completed the construction of an 80,000 square foot build-to-suit office building located in Allentown, Pennsylvania for one of its largest tenants, at a cost of approximately $10 million. Additionally, during 2000 the Company sold 12 industrial facilities, which aggregated approximately 1.0 million square feet for net proceeds of $49.4 million. The Company anticipates that it will continue to sell certain office and industrial properties, which do not meet the Company's ongoing investment strategy. Properties aggregating approximately $114 million in gross book value have been designated as being held for sale in the Company's December 31, 2000 financial statements. These properties are currently being marketed for sale in 2001 and approximately $36 million of these assets were sold in January 2001. There is no assurance that the sale of the remaining properties will ultimately be consummated. At December 31, 2000, the composition of the Company's real estate portfolio, on a square footage basis, was 88% industrial (93 properties totaling 17.9 million square feet) and 12% office (35 buildings, totaling 2.4 million square feet).

DEVELOPMENT ACTIVITIES

      In December 2000, the Company, through its joint venture with Browning Investments, Inc. ("Browning"), substantially completed the construction of an 800,000 square foot distribution facility at a cost of approximately $19 million, which is the second building completed at Airtech Park ("Airtech"), a master planned industrial park of approximately 500 acres which is adjacent to the Indianapolis International Airport. Airtech will accommodate an additional
7.1 million square feet of industrial development. This joint venture was part of a strategic alliance that the Company formed with Browning, a developer located in Indianapolis, Indiana, in December 1998. The terms of this alliance give the Company an option until December 31, 2003 and right of first offer until December 31, 2008 to develop distinct land parcels in Airtech through joint ventures in which the Company will have a 50% non-controlling ownership interest.

      The Company also owns approximately 111 acres of land in Central New Jersey of which 68 acres is under construction to develop approximately 1.5 million square feet of distribution facilities located adjacent to exit 8A of the New Jersey Turnpike in Middlesex County, New Jersey. Approximately 1.0 million square feet of these facilities are scheduled to be delivered during the second and third quarters of 2001. The Company also has options on several other tracts of land in Central New Jersey which aggregate approximately 250 acres. The Company also owns several industrial facilities located in Pennsylvania which have adjacent land parcels which allow for the expansion of the existing facilities. During 2000 the Company began a 150,000 square foot expansion of a 407,100 square foot distribution facility in Harrisburg, Pennsylvania. Together, the Company's land holdings and the option land will accommodate over 10 million square feet of industrial development.

STRUCTURE

      The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owned, at December 31, 2000, approximately 52% of the limited partnership interests (the "OP Units") in the Operating Partnership. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the trustees of the Company currently own approximately 35% of the outstanding OP Units assuming the conversion of all outstanding convertible preferred units of limited partnership of the Operating Partnership ("Convertible Preferred Units") into OP Units. The officers and the trustees of the Company currently own approximately 28% of the outstanding common shares of beneficial interest of the Company ("Common Shares"), assuming the conversion to Common Shares of all outstanding OP Units and shares of convertible preferred stock ("Convertible Preferred Stock") and Convertible Preferred Units. Each OP Unit may be redeemed by the holder for one Common Share or, at the Company's option, the cash value of one Common Share. With each such exchange, the Company's ownership interest in the Operating Partnership will increase.

      The Company was originally incorporated in Delaware in 1993 and was re-incorporated in Maryland in 1994. In October 1999, the Company reorganized from a Maryland corporation to a Maryland real estate investment trust ("REIT") and changed its name from American Real Estate Investment Corporation to Keystone Property Trust. Simultaneously, the name of the Operating Partnership was changed from American Real Estate Investment, L.P. to Keystone Operating Partnership, L.P. The Company's executive offices are located at 200 Four Falls Corporate Center, Suite 208, West Conshohocken, Pennsylvania 19428 and its telephone number is 484-530-1800. The Company also maintains regional offices in Allentown and Harrisburg, Pennsylvania; New York City, Albany, and Syracuse, New York; Indianapolis, Indiana; and Greenville, South Carolina.

MANAGEMENT AND EMPLOYEES

      The Company conducts its real estate management activities through Keystone Realty Services, Inc. (the "Management Company"). During 2000, all of the Company's properties were managed by the Management Company. The Company also manages, through the Management Company, other properties on behalf of third parties. At December 31, 2000, the Management Company was managing industrial and office properties containing an aggregate of approximately 23.6 million square feet, of which approximately 20.4 million square feet was owned by the Company. Of the 3.2 million square feet managed for third parties, approximately 458,000 square feet was managed for a limited partnership in which the Company's Chief Executive Officer is a general partner. Through its ownership of 100% of the nonvoting preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. The Management Company's voting stock is owned by two executives of the Company, certain family members of one of those executives and another investor in the Company.

      The Company accounts for its investment in the Management Company in accordance with the equity method of accounting as it does not control its operations. At December 31, 2000, the Management Company had 88 full-time employees, including the Company's executive officers.


BUSINESS OBJECTIVES AND STRATEGIES FOR GROWTH

      The Company's primary business objective is to maximize return on invested capital thereby providing the shareholders with the greatest possible total return. The Company is primarily focused on the industrial real estate business as the Company believes it offers the opportunity to generate excellent current returns on invested capital through a stable cash flow and attractive total returns on a risk-adjusted basis through the preservation of capital. In order to accomplish this objective, the Company will execute the following strategy:

      o Concentrate on the development of high-quality, state-of-the-art distribution centers designed to meet the demands of today's efficiency-driven tenants.
      o Focus on a few selected markets serving primarily the population concentrated in the northeastern metropolitan corridor of the United States and be recognized as one of the leading owners and developers in those markets.
      o Choose submarkets within those markets where there are barriers to the creation of new supply as a result of difficult zoning and/or other regulatory requirements, topographical constraints, and a lack of developable land.
      o Opportunistically acquire assets which increase our penetration in the markets in which we have chosen to concentrate and which exhibit an opportunity to improve returns through repositioning and re-leasing as existing leases terminate.

      o Maintain a stable platform of operating cash flow through pro-active portfolio management that emphasizes the on-going mitigation of exposure to expiring leases, maintenance of customer diversification, and minimizes requirements for recurring investments in repairs and maintenance.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

      The following is a discussion of the Company's current investment and financing policies. The Company's policies with respect to these activities have been determined by the Company's Board of Trustees and may be amended or revised from time to time at the discretion of the trustees without a vote of the shareholders of the Company.

INVESTMENT POLICIES

      The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property. The key criterion for new investments is that they offer total returns likely to enhance shareholder value and the opportunity for growth in cash flows from operating activities and net asset value.

      The Company may purchase or develop properties for long-term investment, expand, renovate and improve its properties or sell any of its existing or acquired properties, in whole or in part, when circumstances warrant. The Company has firm contractual commitments, with expiration dates ranging from December 2001 to September 2007, with certain limited partners of the Operating Partnership not to sell certain real estate assets, which aggregated approximately $317 million of gross book value at December 31, 2000, in taxable transactions. Accordingly, if sold, the proceeds from the sales of the assets subject to these firm commitments will need to be reinvested by the Company in other real estate assets through the utilization of Section 1031 exchange transactions in accordance with the Internal Revenue Code. The Company may also participate with other entities in property ownership through joint ventures or other types of shared ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property however, the Company's primary focus will be on industrial assets in its core markets.

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

FINANCING POLICIES

      The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-Total Market Capitalization ratio. At December 31, 2000, the Company had a debt-to-Total Market Capitalization ratio of approximately 63.6% (based on the closing price of $12.75 per Common Share on December 31, 2000). "Total Market Capitalization" means the sum of the aggregate market value of the Company's outstanding Common Shares and OP Units, the total debt of the Company and the liquidation value of the Convertible Preferred Stock and Convertible Preferred Units on the date thereof. The debt-to-Total Market Capitalization ratio, which is based upon the market value of the Company's equity and, accordingly, fluctuates with changes in the price of the Common Shares, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions or development, the Company's debt-to-Total Market Capitalization may change. The Company believes that debt-to-Total Market Capitalization provides a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company also considers its interest coverage and fixed charge coverage ratios to be indicative of its level of leverage and ability to service its debt and fixed charges. For the twelve months ended December 31, 2000 the Company's interest coverage ratio and fixed charge coverage ratios were 2.0 and 1.6, respectively.

      The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Trustees determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offers of senior securities), debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code") concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed as a result of certain acquisitions closed since December 1997 to use all commercially reasonable efforts to maintain a certain level of indebtedness and to permit certain limited partners in the Operating Partnership to guarantee such level of indebtedness. At December 31, 2000, approximately $56.0 million, in the aggregate, of the Company's outstanding indebtedness is guaranteed by these limited partners related to these agreements.

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

SUMMARY OF INDEBTEDNESS

      The following table sets forth the Company's mortgage indebtedness outstanding, excluding debt premiums, at December 31, 2000.


                                                                            AMOR-
                                     BALANCE AT                            TIZATION
                                     DECEMBER 31,                MATURITY   PERIOD  ANNUAL
                                        2000         INTEREST     DATE       IN    PAYMENTS
         LENDER                      (IN 000'S)        RATE    (MONTH/DATE) YEARS)(IN 000'S)        COLLATERAL
----------------------------------   ----------      --------- ------------ ----- ---------- -----------------------------
AEGON USA Realty Advisors             $  6,050            6.92%    07/13      15   $    724   4400 West 96th Street
American States Insurance Company        9,390            8.75%    09/09      15      1,540   One Park Place
Fleet-Bank Boston Credit Facility      124,927            9.06%    04/02     N/A     11,318   Various (1)
Berkshire Life Insurance Company         1,923            8.75%    02/13      25        257   5000 Campuswood Drive
Column Financial, Inc.                   7,293            7.03%    02/08      30        601   One Philips Drive
Column Financial, Inc.                  16,530            7.03%    02/08      30      1,361   101 Commerce Drive
Column Financial, Inc.                  64,348            7.50%    10/08      30      5,496   Various (2)
Column Financial, Inc.                  28,889            7.55%    10/08      30      2,479   Various (2)
First Union National Bank               15,671            9.06%    05/02     N/A      1,422   Various (3)
First Union National Bank                7,486            8.63%    04/01     N/A        646   3535 Winchester Road(4)
Guardian Life Insurance Company          3,073            9.68%    02/07      20        453   1045 James Street
Independent Order of Foresters           4,365            8.50%    03/03      10        489   One Columbia Circle
Key Commercial Mortgage                  3,304            8.88%    12/02     N/A        293   Keystone Cranbury West - Phase II (5)
Key Commercial Mortgage                  1,934            8.88%    12/02     N/A        171   Keystone Cranbury East - Phase I (5)
Key Commercial Mortgage                  8,524            8.22%    06/10      30        768   Various (6)
Key Commercial Mortgage                  9,323            8.29%    06/10      30        846   Various (6)
M&T Real Estate, Inc.                    1,561            8.68%    11/01     N/A        135   13 Columbia Circle
M&T Real Estate, Inc.                    5,021            8.33%    11/05     N/A        418   Three Columbia Circle
M&T Real Estate, Inc.                    6,809            8.53%    11/06     N/A        581   15 Columbia Circle
Nationwide Life Insurance Company       19,500            6.88%    06/04     N/A      1,341   501 Airtech Park
Nationwide Life Insurance Company        7,105            9.75%    09/02     N/A        693   8677 Logo Court - A
Nationwide Life Insurance Company        1,692            8.25%    09/02     N/A        140   8677 Logo Court - B
Nationwide Life Insurance Company        3,158            7.91%    04/06     N/A        250   6402 Corporate Drive - A
Nationwide Life Insurance Company        2,857            8.41%    04/06     N/A        240   6402 Corporate Drive - B
Nationwide Life Insurance Company        2,300            6.88%    06/04     N/A        158   351 West 10th Street
Teachers Annuity and Assurance
  Association of America                98,000            7.45%    10/05   27.75      7,302   Various (7)
Teachers Annuity and Assurance
  Association of America                59,000            8.12%    10/05   27.75      4,791   Various (7)
Nomura Asset Capital Corporation        43,000            7.71%    10/22      25      4,064   Various (8)
Principal Financial                     10,345            7.50%    03/07     N/A        776   409 Kennedy Drive
Principal Financial                      4,433            7.50%    03/07     N/A        333   309 Kennedy Drive
Prudential Insurance Company            11,840            7.87%    12/05      25      1,099   21 Roadway Drive
Prudential Insurance Company               871            8.14%    12/05     N/A         71   21 Roadway Drive (9)
Prudential Mortgage Capital             19,184            7.66%    10/04       5      1,754   221 South 10th Street
USG Annuity and Life Company             4,009            8.50%    09/05      20        479   Two Tabas Lane
                                      --------                                      -------
      TOTAL DEBT(10)                   613,715                                      $53,489
                                      ========                                      =======

(1) Debt service is interest only which is payable monthly, at LIBOR plus 2.25% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the Company's leverage. The scale ranges from LIBOR plus 1.625% to LIBOR plus 2.25%. Annual payment is based on annual interest payments at 9.06%, which was the rate at December 31, 2000. Secured by a first lien on 54 properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(2) Secured by a first lien on 21 properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(3) Debt service is interest only which is payable monthly, at LIBOR plus 2.25% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the Company's leverage. The scale ranges from LIBOR plus 1.625% to LIBOR plus 2.25%. Annual payment is based on annual interest payments at 9.06%, which was the rate at December 31, 2000. Secured by a first lien on 3 properties (see Schedule III - Real Estate and Accumulated Depreciation) and a lease assignment on another property subject to certain permitted release provisions.

(4) Debt service is interest only which is payable monthly, at LIBOR plus 2.00% or the prime rate, at the Company's option. Annual payment is based on annual interest payments at 8.63%, which was the rate as of December 31, 2000.

(5) This indebtedness is for a $37.0 million loan, in aggregate, to construct two industrial facilities in New Jersey aggregating approximately 1.0 million square feet upon completion. This loan is collateralized by these properties and requires interest at LIBOR +2.25%. Annual payment is based on annual interest payments at 8.88%, which was the rate as of December 31, 2000.

(6) Secured by a first lien on seven properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(7) Secured by a first lien on 12 properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(8) Secured by a first lien on 10 properties (See Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan facility contains covenants and agreements customary in such borrowings.

(9) This indebtedness is for a $4.0 million construction loan for a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Harrisburg, Pennsylvania.

(10) Excludes unamortized debt premiums of $2,854,000 at December
     31, 2000.

RECENT ACQUISITIONS AND DISPOSITIONS

      On January 5, 2001 the Company purchased a 504,000 square foot warehouse located in Mechanicsburg, Pennsylvania for approximately $12.1 million. This acquisition was the first phase of a three-phased purchase. On February 8, 2001, the Company, as part of the second phase, purchased a 132,500 square foot warehouse located in Silver Spring, Pennsylvania for approximately $4.2 million. The last phase involved the acquisition of a 146,000 square foot warehouse located in Camp Hill, Pennsylvania for approximately $3.5 million which closed on March 23, 2001.

      On January 26, 2001, the Company sold four office buildings in Pennsylvania totaling 346,168 square feet for approximately $35.8 million.

      On February 6, 2001, the Company announced that it signed an agreement to form a joint venture with CalEast Industrial Investors LLC, a real estate operating company whose members are the California Public Employees Retirement System and LaSalle Investment Management, Inc., to acquire up to $300 million of industrial properties in New Jersey. On March 21, 2001, the joint venture acquired seven of the Company's industrial properties located in New Jersey, which aggregated approximately 2.1 million square feet for approximately $104 million. The Company has retained a 20% ownership interest in the joint venture and the Management Company will manage the joint venture.

      On March 22, 2001, the Company sold a 597,100 square foot industrial facility located in Mechanicsburg, PA, which was leased to Hershey Foods, Inc. under a lease which expires December 31, 2012, for $27 million.

      The Company is currently evaluating several property acquisitions and dispositions and transactions which include strategic transactions designed to increase shareholder value over the long-term. There can be no assurance that the Company will pursue any of these potential acquisitions or transactions, or that, if pursued, the Company will successfully acquire any such properties or complete such transactions or that such properties or transactions once completed will perform as expected.

COMPETITION

      The Properties are primarily located in the Eastern United States. There are numerous other industrial and office properties and real estate companies within the market area of each of the Properties which compete with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company's competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located. With respect to development and acquisition opportunities, the Company competes with other REITs and investors in office and industrial properties seeking to develop or acquire properties in the areas where the Company will concentrate its activities. The Company will experience strong competition in pursuing development and acquisition opportunities.

      The Company's financial performance and its ability to make distributions to shareholders continues to be particularly sensitive to the economic conditions in northern and central New Jersey, central Pennsylvania, Indianapolis, Indiana, the Greenville/Spartanburg region of South Carolina and New York State. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's operations or cash available for distribution. The Company's revenues and the value of the Properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties). These factors, when and if they occur in an area in which any of the Properties are located, would adversely affect the Company's ability to make distributions to its shareholders.

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

DEPRECIATION

      See "Schedule III - Real Estate and Accumulated Depreciation" herein.

GENERAL

      In the opinion of management, the Properties are adequately covered by insurance. The Company has no plans to make any material renovations or improvements to any of the Properties.

EXECUTIVE OFFICERS

      The following table sets forth certain information regarding named executive officers of the company.


NAME                         AGE                      POSITION
----                         ---                      --------

David F. McBride *            54    Chairman of the Board
Jeffrey E. Kelter *           46    President and Chief Executive Officer
Robert F. Savage              33    Executive Vice President and Chief
                                    Operating Officer
Timothy A. Peterson           35    Executive Vice President and Chief
                                    Financial Officer
John B. Begier                35    Executive Vice President and Chief
                                    Investment Officer
Stephen J. Butte              40    Senior Vice President - Asset Management
Charles C. Lee, Jr.           37    Senior Vice President - Marketing and
                                    Leasing
Francis X. Ryan               41    Senior Vice President - Construction and
                                    Property Operations
Timothy E. McKenna            37    Senior Vice President - Finance and Chief
                                    Accounting Officer
Saul A. Behar                 39    Senior Vice President -  General Counsel
                                    and Secretary

----------

*This executive is a trustee of the Company.


      Mr. McBride has been Chairman of the Board of Trustees of the Company since December 1997. He served as Secretary of the Company from January 1998 until December 1998. He is currently a partner in the law firm of Harwood Lloyd, LLC. He has served as Chief Executive Officer of McBride Enterprises, Inc. and affiliated family real estate, construction and brokerage companies since 1987 and has been a director of McBride Enterprises, Inc. and these affiliates since 1975. He has been a member of the Georgetown University Board of Regents since 1990, and is a member of the Board of Directors of the Towne Center Bank. Mr. McBride served as a director of Midlantic Corporation, Midlantic National Bank and various subsidiaries for thirteen years prior to its merger with PNC Bank in 1996. Prior to 1987, he was a partner in the law firm of Harwood Lloyd from 1981 to 1987, a partner in the law firm of Murphy, Ellis & McBride from 1977 to 1981, and an associate in the law firm of Robinson, Wayne & Greenberg from 1973 to 1977, all located in New Jersey. He is a member of the bars of New Jersey and New York.

      Mr. Kelter has been President of the Company since December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Mr. Kelter began his career at Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982, Mr. Kelter was employed by Vector Properties in Tulsa, Oklahoma, where he was in charge of the development and finance of several downtown Tulsa office building renovations. In 1982, Mr. Kelter founded Penn Square Properties, Inc. in Philadelphia and served as Chief Executive Officer and President. He has developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter is a graduate of Trinity College and is a member of the National Association of Real Estate Investment Trusts and the National Association of Industrial and Office Properties.

      Mr. Savage has been Chief Operating Officer of the Company since December 2000. Prior to joining Keystone, he spent three years as a partner at Hudson Bay Partners, L.P., a private equity firm where he was responsible for the execution of Keystone's formation transactions in December 1997. Prior to Mr. Savage's position at Hudson Bay, he worked from January 1994 to May 1997 in the Investment Banking Division at Merrill Lynch, LLP where he specialized in corporate finance and strategic advisory services for REITs, real estate investment funds and lodging companies. He started his career at Arthur Andersen and then worked at Jones Lang LaSalle in a variety of project finance and portfolio management positions. Mr. Savage received an A.B. in Urban Studies and Business Economics from Brown University and is a member of the Urban Land Institute.

      Mr. Peterson has served as Chief Financial Officer of the Company since August 1998 and was Secretary from December 1998 until September 1999. He was appointed Executive Vice President of the Company in December 1998. Prior to joining the Company, Mr. Peterson held a variety of positions with Post Properties, Inc. from 1989 until 1998, including Executive Vice President, Finance. While at Post Properties, Mr. Peterson managed all capital markets activities, maintained all rating agency relationships and oversaw accounting, budgeting and financial reporting functions. Mr. Peterson is a Certified Public Accountant, is a member of the National Association of Real Estate Investment Trusts and currently serves as a member of the Best Financial Practices Task Force. Mr. Peterson received from the University of Florida an undergraduate degree in Accounting in 1985 and an MBA in Finance in 1987. He is a member of University of Florida Real Estate Advisory Board and serves on President's Council of the Real Estate Round Table. He is a Director of the Please Touch Museum (Philadelphia Children's Museum).

      Mr. Begier has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's acquisition and development activities. In January 2000, he was appointed Executive Vice President, and in February 2001 he was appointed Chief Investment Officer. In this role he oversees all investments activity including acquisitions and development projects as well as dispositions including all transactions related to Keystone's capital recycling initiatives. Mr. Begier joined Penn Square Properties, Inc. in 1995; a full service real estate development, management, construction and brokerage firm that merged with Keystone at the Company's formation. Prior to working for Penn Square Properties he worked for eight years as a real estate broker with the Pennsylvania office of Cushman & Wakefield where he was responsible for leasing, sales and acquisition of commercial and industrial properties. Mr. Begier received a B.A. from the University of Virginia and is a member of the Council of Logistics Management.

      Mr. Butte has served as Senior Vice President of the Company since December 1997. He served as Chief Investment Officer from March 1999 to February 2001 and Secretary from September 1999 to May 2000. In January 2001 he was appointed Senior Vice President of Asset Management with primary responsibility for overseeing all portfolio and property level analysis for Keystone's existing properties as well as proposed investments. As head of the Asset Management Department, Mr. Butte works closely with and supports the functions of the operating departments including Investments, Marketing & Leasing and Property Operations and Construction. Prior to joining Penn Square Properties, Inc. in 1988 he spent five years in public accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry. Mr. Butte received a B.S. in Accounting and a Masters of Taxation from Villanova University and is a Certified Public Accountant.

      Mr. Lee has served as Senior Vice President of the Company since March 1998 with primary responsibility for the Company's leasing and marketing activities. Mr. Lee joined Penn Square Properties, Inc. in 1987 where he was responsible for leasing and marketing activities for various commercial properties. From September 1997 until March 1998, when he re-joined the Company, Mr. Lee was the regional leasing director for the Philadelphia region of Equity Office Properties. Prior to working for Penn Square Properties, he was an Assistant Portfolio Manager in the Private Banking Division of the Boston Safe Deposit and Trust Company. Mr. Lee received a B.A. from Tufts University and has a Pennsylvania real estate brokerage license.

      Mr. Ryan has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's property operations, property management activities and tenant-related and third-party construction. In February 2001 he was named head of Property Operations and Construction. In this expanded role, Mr. Ryan's primary responsibilities are for the construction of the Company's current and future development projects in addition to directing property management. Mr. Ryan joined Penn Square Properties, Inc. in 1991 where he was responsible for the management of various commercial offices and industrial properties. Prior to working for Penn Square Properties, Mr. Ryan worked for four years as a senior property manager for Cushman & Wakefield's Pennsylvania office and as a project manager for American Building Maintenance from 1984 through 1986. Mr. Ryan is certified as a Real Property Administrator by the BOMI Institute. He is a member of the Building Owners and Managers Association and the Institute of Real Estate Management (IREM).

      Mr. McKenna has served as Senior Vice President - Finance and Chief Accounting Officer of the Company since June 1999. Prior to that he was the Company's Vice President of Finance and Corporate Controller. Mr. McKenna was previously employed as a senior manager in the Real Estate Services Group of Arthur Andersen LLP's Philadelphia office. Prior to joining the Company, he worked for over 12 years providing consulting and accounting services to publicly and privately-owned real estate companies; over 11 years of his experience was obtained as an employee of Arthur Andersen LLP. Mr. McKenna is a Certified Public Accountant. Mr. McKenna is a graduate of the University of Scranton with a B.S. in accounting.

      Mr. Behar served as Vice President and Secretary of the Company from May 2000 to December 2000, when he was promoted to Senior Vice President and Secretary. Prior to joining the Company, Mr. Behar served for seven years as Senior Counsel at Pep Boys in Philadelphia, where he handled numerous corporate and real estate matters. Before that, he practiced law at the firm of Dechert in Philadelphia. Mr. Behar has over 14 years of experience working on corporate and real estate-related legal matters. He received an A.B. with honors from Cornell University and a J.D. from The University of Chicago Law School. He is a member of the American Corporate Counsel Association.

ITEM 2.     PROPERTIES.

SUMMARY PROPERTY TABLE

      The following table sets forth certain information with respect to each of the Properties at December 31, 2000.



                                                                                               % OF
                                                                                             PORTFOLIO
                                  # OF                                                       RENTABLE
                                  -----                          YEAR BUILT/     SQUARE       SQUARE       %        ANNUALIZED
BUILDINGS                         BUILDINGS      LOCATION         RENOVATED       FEET         FEET      LEASED      RENT (1)
---------                         ---------  ------------------ -------------- -----------   --------- ----------- --------------
INDUSTRIAL:
2400, 2404, 2410 Gettysburg Road      3      Camp Hill, PA        1952/1993      182,770       0.90%       71.6%    $   530,027
1440 Sheffler Drive                   1      Chambersburg, PA       1996         355,200       1.74%      100.0%      1,410,160
1465 Nitterhouse Drive                1      Chambersburg, PA       1995         420,000       2.06%      100.0%      1,680,000
2294 Molly Pitcher Highway            1      Chambersburg, PA       1986         621,400       3.05%      100.0%      2,359,050
One Tabas Lane                        1      Exton, PA              1970         150,027       0.74%      100.0%        450,084
Two Tabas Lane                        1      Exton, PA             1970/91       150,000       0.74%      100.0%        762,520

21 Roadway Drive                      1      Harrisburg, PA         1988         407,100       2.00%      100.0%      1,567,335
221 South 10th Street                 1      Lemoyne, PA            1997         885,802       4.34%      100.0%      3,111,343
101 Commerce Drive(3)                 1      Mechanicsburg, PA      1997         597,100       2.93%      100.0%      2,376,458
1001, 1011 AIP Drive                  2      Middletown, PA         1991         284,262       1.39%      100.0%        957,203
100 Oakhill Road                      1      Mountaintop, PA        1996         105,000       0.51%      100.0%        384,367
1 Phillips Drive                      1      Mountaintop, PA      1991-1993      400,000       1.96%      100.0%      1,188,000
1091 Arnold Road                      1      Reading, PA            1996         133,055       0.65%      100.0%        465,692
1157 Arnold Road                      1      Reading, PA            1995         219,120       1.07%      100.0%        750,782
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. PA
INDUSTRIAL                            17                                       4,910,836      24.08%       98.3%    $17,993,021
                                  -----------                                  -----------   --------- ----------- --------------
300 Enterprise Drive                  1      Bellevue, OH           1998         181,838       0.89%      100.0%        551,013

1311 Majestic Drive                   1      Fremont, OH            1993         143,400       0.70%      100.0%        394,350
1411 Majestic Drive                   1      Fremont, OH            1995         181,350       0.89%      100.0%        498,713

600 Hagerty Drive                     1      Fremont, OH         1980/86/87      126,250       0.62%      100.0%        347,187

605 Hagerty Drive                     1      Fremont, OH            1991          76,464       0.37%      100.0%        210,276

670 Hagerty Drive                     1      Fremont, OH         1980/88/90      100,272       0.49%      100.0%        300,816
800 Hagerty Drive                     1      Fremont, OH            1987          30,150       0.15%      100.0%        116,078
5555 Massillon Road                   1      Green, OH              1996         255,000       1.25%      100.0%        907,500
16725 Square Drive                    1      Marysville, OH         1987         133,500       0.65%        0.0%            ---
1030 South Edgewood Drive             1      Urbana, OH             1988         200,000       0.98%      100.0%        440,000
3530 East Pike                        1      Zanesville, OH         1991         300,000       1.47%      100.0%        840,000
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. OH
INDUSTRIAL                            11                                       1,728,224       8.46%       92.3%    $ 4,605,933
                                  -----------                                  -----------   --------- ----------- --------------
118 Moonachie Avenue (5)              1      Carlstadt, NJ          1989         243,751       1.20%      100.0%      1,828,128
21 CranburyRoad                       1      Cranbury, NJ           1998         845,835       4.15%      100.0%      3,421,436
24 Abeel Road                         1      Cranbury, NJ           1978          40,000       0.20%      100.0%        210,000
34 Englehard Drive                    1      Cranbury, NJ           1982         203,404       1.00%      100.0%        894,978

100-400 Nixon Lane (5)                1      Edison, NJ             2000         851,907       4.18%      100.0%      3,812,599

One Nixon Lane (5)                    1      Edison, NJ             1987         192,829       0.95%      100.0%        839,635
1701 Pollitt Drive (4)                1      Fair Lawn, NJ          1968         105,367       0.52%      100.0%        723,258
1905 Nevins Road (4)                  1      Fair lawn, NJ          1955         151,700       0.74%      100.0%        701,613
22 Madison Road                       1      Fairfield, NJ          1980          39,785       0.20%      100.0%        294,807
400 Cabot Drive                       1      Hamilton Twp, NJ       1990         585,510       2.87%      100.0%      2,739,377
5 Thornton Road (4)                   1      Oakland, NJ           1973/81       151,874       0.74%      100.0%        911,244
2 Volvo Drive                         1      Rockleigh, NJ        1966/1995       67,460       0.33%      100.0%        502,572
301-321 Herrod Blvd.                  1      S. Brunswick, NJ       1989         610,949       3.00%      100.0%      2,291,059

200-250 Kennedy Drive (5)             1      Sayerville, NJ         1988         164,267       0.81%      100.0%        739,202
300-350 Kennedy Drive (5)             1      Sayerville, NJ         1988         161,987       0.79%      100.0%        708,385
309 Kennedy Drive (5)                 1      Sayerville, NJ         1996         202,000       0.99%      100.0%        909,000
409 Kennedy Drive (5)                 1      Sayerville, NJ         1996         225,831       1.11%      100.0%        982,365

30 Stults Road                        1      S. Brunswick, NJ       1974          64,285       0.32%      100.0%        343,282
200 Industrial Avenue                 1      Teterboro, NJ          1998         332,352       1.63%      100.0%      2,193,523
Four Applegate Drive                  1      Washington, NJ         1998         265,000       1.30%      100.0%      1,351,502
5 Henderson Drive                     1      W. Caldwell, NJ       1967/90       210,530       1.03%      100.0%      1,324,234
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG.  NJ            21                                       5,716,623      28.06%      100.0%    $27,722,199
INDUSTRIAL
                                  -----------                                  -----------   --------- ----------- --------------
4400 W. 96th Street                   1      Indianapolis, IN       1998         100,000       0.49%      100.0%        930,000
6402 Corporate Drive                  1      Indianapolis, IN       1996         162,608       0.80%      100.0%        894,456
501 Airtech Park                      1      Indianapolis, IN       2000         495,740       2.43%      100.0%      2,519,199
8677 Logo Court                       1      Indianapolis, IN       1993         599,152       2.94%      100.0%      1,527,838
351 West 10th Street                  1      Indianapolis, IN       1999          39,252       0.19%      100.0%        368,576
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. IN
INDUSTRIAL                            5                                        1,396,752       6.85%      100.0%    $ 6,240,069
                                  -----------                                  -----------   --------- ----------- --------------
104 Hidden Lake Circle                1      Duncan, SC           1986/1992      142,500       0.70%      100.0%        550,960
122 Hidden Lake Circle                1      Duncan, SC             1998         303,091       1.49%      100.0%      1,000,178
Augusta Road Industrial Park          2      Greenville, SC         1996         360,000       1.76%      100.0%      1,026,000

Outlaw Industrial Park                3      Greenville, SC       1994/1997      302,000       1.48%      100.0%        608,500
Rocky Creek Business Park             5      Greenville, SC         1997         159,400       0.78%       62.4%       352,3000
White Horse Industrial Park           7      Greenville, SC       1989/1997      390,000       1.91%       23.1%        276,000
1221 South Batesville Road            1      Greer, SC            1970/1985      434,798       2.13%       99.2%      1,235,918
Buncombe Road Industrial Park         5      Greer, SC            1988/1995      350,000       1.72%       60.0%        615,000
Piedmont Highway Industrial Park      3      Piedmont, SC         1995/1997      400,000       1.96%       75.0%        750,000
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. SC
INDUSTRIAL                            28                                       2,841,789      13.93%       78.8%    $ 6,414,856
                                  -----------
                                                                               -----------   --------- ----------- --------------



                                                         ANNUALIZED
                                     % OF                 RENT PER
                                   PORTFOLIO               LEASED
                                  ANNUALIZED     # OF      SQUARE
BUILDINGS                            RENT       LEASES    FOOT (2)           MAJOR TENANT
---------                         ------------  -------  ------------ ---------------------------
INDUSTRIAL:
2400, 2404, 2410 Gettysburg Road      0.51%       3       $    2.90   Exel Logistics
1440 Sheffler Drive                   1.36%       2            3.97   Ingram Book Company
1465 Nitterhouse Drive                1.62%       1            4.00   Franklin Storage, Inc.
2294 Molly Pitcher Highway            2.28%       2            3.80   Staples, Inc.
One Tabas Lane                        0.43%       1            3.00   Alstrip
Two Tabas Lane                        0.74%       1            5.08   International Paper
                                                                      Engine Controls
21 Roadway Drive                      1.51%       1            3.85   Distribution
221 South 10th Street                 3.00%       5            3.51   Cumberland Distribution
101 Commerce Drive(3)                 2.30%       1            3.98   Hershey Foods, Inc.
1001, 1011 AIP Drive                  0.92%       5            3.37   Bayard Sales
100 Oakhill Road                      0.37%       1            3.66   Dana Perfumes Corp.
1 Phillips Drive                      1.15%       1            2.97   Philips Lighting Co.
1091 Arnold Road                      0.45%       1            3.50   The Glidden Company
1157 Arnold Road                      0.73%       3            3.43   HMG Intermark Worldwide
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. PA
INDUSTRIAL                           17.37%       28      $    3.66
                                  ------------  -------  ------------
300 Enterprise Drive                  0.53%       2            3.03   American Can
                                                                      Poly-Foam International,
1311 Majestic Drive                   0.38%       1            2.75   Inc.
1411 Majestic Drive                   0.48%       1            2.75   GMH Enterprises
                                                                      Poly-Foam International,
600 Hagerty Drive                     0.34%       1            2.75   Inc.
                                                                      Poly-Foam International,
605 Hagerty Drive                     0.20%       1            2.75   Inc.
                                                                      Poly-Foam International,
670 Hagerty Drive                     0.29%       1            3.00   Inc.
800 Hagerty Drive                     0.11%       1            3.85   Armstrong
5555 Massillon Road                   0.88%       2            3.56   General Electric
16725 Square Drive                    0.00%       0            0.00   Vacant
1030 South Edgewood Drive             0.42%       1            2.20   ODW Logistics, Inc.
3530 East Pike                        0.81%       1            2.80   Owens Brockway Glass
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. OH
INDUSTRIAL                            4.44%       12      $    2.67
                                  ------------  -------  ------------
118 Moonachie Avenue (5)
21 CranburyRoad                       3.30%       4            4.05   Cosmetic Essence
24 Abeel Road                         0.20%       1            5.25   KAR Products
34 Englehard Drive                    0.86%       1            4.40   SETCO, Inc.
                                                                      Urban Children's Store,
100-400 Nixon Lane (5)                3.68%       4            4.48   Inc.
                                                                      Ultimate Distribution,
One Nixon Lane (5)                    0.81%       1            4.35   Inc.
1701 Pollitt Drive (4)                0.70%       4            6.86   MDA Services, Inc.
1905 Nevins Road (4)                  0.68%       1            4.63   Road-Con Systems, Inc.
22 Madison Road                       0.28%       1            7.41   ITT Industries
400 Cabot Drive                       2.65%       1            4.68   Nestle USA, Inc.
5 Thornton Road (4)                   0.88%       1            6.00   Aramis, Inc.
2 Volvo Drive                         0.49%       1            7.45   National Medical
301-321 Herrod Blvd.                  2.21%       1            3.75   Herrod Distribution
                                                                      Garden Bolt International
200-250 Kennedy Drive (5)             0.71%       1            4.50   Corp.
300-350 Kennedy Drive (5)             0.68%       3            4.37   Enchante
309 Kennedy Drive (5)                 0.88%       1            4.50   Nippon Express
409 Kennedy Drive (5)                 0.95%       1            4.35   Guest Supply, Inc.
                                                                      Medicia Pharmaceutical,
30 Stults Road                        0.33%       1            5.34   Corp.
200 Industrial Avenue                 2.12%       1            6.60   Neuman Distributors, Inc.
Four Applegate Drive                  1.31%       1            5.10   Direct Fulfillment LP
5 Henderson Drive                     1.28%       1            6.29   Vestcom, Inc.
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG.  NJ           26.77%       32      $    4.85
INDUSTRIAL
                                  ------------  -------  ------------
4400 W. 96th Street                   0.90%       1            9.30   Support Net, Inc.
6402 Corporate Drive                  0.86%       2            5.50   Brightpoint, Inc.
501 Airtech Park                      2.43%       1            5.08   Brightpoint, Inc.
8677 Logo Court                       1.48%       1            2.55   Logo 7, Inc.
351 West 10th Street                  0.36%       1            9.39   Office Works
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. IN
INDUSTRIAL                            6.03%       6       $    4.47
                                  ------------  -------  ------------
104 Hidden Lake Circle                0.53%       1            3.87   BMG Music
122 Hidden Lake Circle                0.97%       1            3.30   BMG Music
Augusta Road Industrial Park          0.99%       2            2.85   Benore Logistics Systems
                                                                      Graco Children's
Outlaw Industrial Park                0.59%       3            2.01   Products, Inc.
Rocky Creek Business Park             0.34%       4            2.21   Sheridan Australia
White Horse Industrial Park           0.27%       2            0.71   Cameron & Barkley Co.
1221 South Batesville Road            1.19%       3            2.84   BMW
Buncombe Road Industrial Park         0.60%       2            1.76   Spring Industries
Piedmont Highway Industrial Park      0.72%       2            1.88   Fabri-Kal Corp.
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. SC
INDUSTRIAL                            6.20%       20      $    2.26
                                  -----------   -------  ------------



                                                                                               % OF
                                                                                             PORTFOLIO
                                  # OF                                                       RENTABLE
                                  -----                          YEAR BUILT/     SQUARE       SQUARE       %        ANNUALIZED
BUILDINGS                         BUILDINGS      LOCATION         RENOVATED       FEET         FEET      LEASED      RENT (1)
---------                         ---------  ------------------ -------------- -----------   --------- ----------- --------------
Northeastern Industrial Park,
Bldg. 21                              1      Albany, NY             1989         100,000       0.49%      100.0%        762,600
Northeastern Industrial Park,
Bldg. 22                              1      Albany, NY             1988         104,000       0.51%      100.0%        530,400
Northeastern Industrial Park,
Bldg. 8                               1      Albany, NY           1950/1997      192,645       0.94%      100.0%        659,097
4 Marway Circle                       1      Gates, NY             1976/77        60,000       0.29%      100.0%        222,000
5 Marway Circle                       1      Gates, NY             1976/77        51,300       0.25%       75.1%        185,725
8 Marway Circle                       1      Gates, NY             1976/77        62,880       0.31%      100.0%        232,656
4472 & 4480 Steelway Blvd.            4      Liverpool, NY          1977         655,500       3.21%      100.0%      1,770,745
Mt. Ebo                               1      Mt. Ebo, NY            1998          93,948       0.46%      100.0%        898,143
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. NY
INDUSTRIAL                            11                                       1,320,273       6.46%       99.0%    $ 5,261,366
                                  -----------                                  -----------   --------- ----------- --------------
TOTAL/WEIGHTED AVG.
INDUSTRIAL PROPERTIES                 93                                       17,914,497     87.84%       95.4%    $68,237,444
                                  ===========                                  ===========   ========= =========== ==============

OFFICE:
3535 Winchester Road(3)(4)            1      Allentown, PA          2000          80,000       0.39%       99.8%      1,583,565
Winchester Plaza Corp. Ctr.
(3)(4)                                1      Allentown, PA        1992/1998      143,870       0.71%       87.5%      2,263,331
Corporate Center 15                   1      Mechanicsburg, PA      1979          55,574       0.27%       71.2%        628,893
Hillside Corporate Center (3)(4)      1      Mechanicsburg, PA      1991          67,473       0.33%       98.1%      1,091,739
Executive Park (3)(4)                 1      Wyomissing, PA         1979          52,841       0.26%       95.9%        873,393
Treeview Corporate Center             1      Wyomissing, PA         1991          64,154       0.31%       84.3%        920,579
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. PA OFFICE      6                                          463,902       2.27%       89.7%    $ 7,361,500
                                  -----------                                  -----------   --------- ----------- --------------
1500 Pollitt Drive (4)                1      Fair Lawn, NJ        1970/1992       18,614       0.09%      100.0%        162,873
1600 Route 208 (4)                    1      Fair Lawn, NJ          1983          52,531       0.26%       99.1%        844,252
1900 Pollitt Drive (4)                1      Fair Lawn, NJ       1970/84/95       77,262       0.38%      100.0%        687,632
22-08 Route 208 (4)                   1      Fair Lawn, NJ        1968/1998       75,857       0.37%       91.8%      1,019,872
128 Bauer Drive (4)                   1      Oakland, NJ            1981          41,450       0.20%      100.0%        246,150
40 Potash Road (4)                    1      Oakland, NJ            1992          60,994       0.30%      100.0%      1,216,377
95 Bauer Drive (4)                    1      Oakland, NJ          1974/1991        6,792       0.03%      100.0%         88,296
99 Bauer Drive (4)                    1      Oakland, NJ            1971          20,449       0.10%      100.0%        141,303
1655 Valley Road (4)                  1      Wayne, NJ              1989         155,700       0.76%      100.0%      2,617,797
                                  -----------                                  -----------   --------- ----------- --------------
SUBTOTAL/WEIGHTED AVG. NJ OFFICE      9                                          509,649       2.49%       98.7%    $ 7,024,552
                                  -----------                                  -----------   --------- ----------- --------------
8 Airline Drive                       1      Albany, NY             1997          59,295       0.29%      100.0%        882,053
15 Columbia Circle                    1      Albany, NY             1995          82,608       0.40%      100.0%        970,644
Nine Columbia Circle                  1      Albany, NY             1992          10,734       0.05%       73.2%        132,346
One Columbia Circle                   1      Albany, NY             1991          68,895       0.34%      100.0%      1,089,645
17 Columbia Circle                    1      Albany, NY             1995          66,000       0.32%      100.0%        763,196
13 Columbia Circle                    1      Albany, NY             1996          21,468       0.11%       95.3%        272,392
Three Columbia Circle                 1      Albany, NY             1992          78,971       0.39%       99.1%      1,147,885
5000 Campuswood Drive                 1      East Syracuse, NY      1988          32,636       0.16%       68.7%        368,003

5009 Campuswood Drive                 1      East Syracuse, NY      1989           6,584       0.03%      100.0%         99,726
5010 Campuswood Drive                 1      East Syracuse, NY      1989          70,215       0.34%      100.0%      1,194,811
5015 Campuswood Drive                 1      East Syracuse, NY      1991          99,933       0.49%       83.8%      1,463,556
125 Indigo Creek Drive                1      Greece, NY             1992          26,700       0.13%      100.0%        346,500
6 British American Boulevard          1      Latham, NY             1980          70,004       0.34%       94.2%        496,316
1045 James Street                     1      Syracuse, NY           1992          50,000       0.25%      100.0%        825,996
250 South Clinton Street              1      Syracuse, NY           1991         182,576       0.90%       98.6%      3,150,200

308 Maltbie Street                    1      Syracuse, NY           1992          26,221       0.13%      100.0%        333,609
400 West Division Street              1      Syracuse, NY           1992          38,051       0.19%      100.0%        624,081
507 Franklin Square                   1      Syracuse, NY           1991          71,449       0.35%      100.0%      1,240,982
One Clinton Square                    1      Syracuse, NY           1991          39,609       0.19%       82.7%        466,987
One Park Place                        1      Syracuse, NY           1983         293,413       1.44%       98.0%      4,527,786
                                                                               -----------   --------- ----------- --------------
                                  -----------
SUBTOTAL/WEIGHTED AVG. NY OFFICE      20                                       1,395,362       6.84%       96.4%    $20,396,714
                                  -----------                                  -----------   --------- ----------- --------------

TOTAL/WEIGHTED AVG. OFFICE
PROPERTIES                            35                                       2,368,913      11.60%       95.6%    $34,782,766
                                  -----------                                  -----------   --------- ----------- --------------

OTHER:
88 Mary Street                        1      Paterson, NJ           1976         114,000       0.56%      100.0%    $   525,000
                                  -----------                                  -----------   --------- ----------- --------------
GRAND TOTAL/WEIGHTED AVERAGE         129                                       20,397,410     100.0%       95.4%    $103,545,210
                                  ===========                                  ===========   ========= =========== ==============



                                                         ANNUALIZED
                                     % OF                 RENT PER
                                   PORTFOLIO               LEASED
                                  ANNUALIZED     # OF      SQUARE
BUILDINGS                            RENT       LEASES    FOOT (2)           MAJOR TENANT
---------                         ------------  -------  ------------ ---------------------------
Northeastern Industrial Park,
Bldg. 21                              0.74%       2            7.63   Distribution Unlimited
Northeastern Industrial Park,
Bldg. 22                              0.51%       1            5.10   Ameriserve Food
Northeastern Industrial Park,
Bldg. 8                               0.64%       1            3.42   Moran Foods, Inc.
4 Marway Circle                       0.21%       1            3.70   Anixter, Inc.
5 Marway Circle                       0.18%       6            3.03   S. Briggs
8 Marway Circle                       0.22%       1            3.70   Anixter, Inc.
4472 & 4480 Steelway Blvd.            1.71%       1            2.70   GATX Logistics, Inc.
Mt. Ebo                               0.87%       1            9.56   Schien Pharmaceutical
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. NY
INDUSTRIAL                            5.08%       14      $    3.96
                                  ------------  -------  ------------
TOTAL/WEIGHTED AVG.
INDUSTRIAL PROPERTIES                65.89%      112      $    3.81
                                  ============  =======  ============

OFFICE:
3535 Winchester Road(3)(4)            1.53%          3        19.79   Aetna US Healthcare, Inc.
Winchester Plaza Corp. Ctr.
(3)(4)                                2.19%          3        15.73   Aetna US Healthcare, Inc.
Corporate Center 15                   0.61%          6        11.32   Acordia Northeast
Hillside Corporate Center (3)(4)      1.05%          8        16.18   Lumbermans Mutual
Executive Park (3)(4)                 0.84%          9        16.53   GE Capital
Treeview Corporate Center             0.89%         13        14.35   Carpenter Technology
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. PA OFFICE      7.11%         42    $   15.87
                                  ------------  -------  ------------
1500 Pollitt Drive (4)                0.16%          1         8.75   Bell Atlantic-NJ, Inc.
1600 Route 208 (4)                    0.82%         22        16.07   Fogarty & Hara
1900 Pollitt Drive (4)                0.66%          1         8.90   Paid Prescriptions
22-08 Route 208 (4)                   0.98%          9        13.44   Maxell Corporation
128 Bauer Drive (4)                   0.24%          4         5.94   N-D Industries
40 Potash Road (4)                    1.17%          1        19.94   TCI-UA-Columbia
95 Bauer Drive (4)                    0.09%          1        13.00   Greentree Learning
99 Bauer Drive (4)                    0.14%          1         6.91   Stratton Travel, Inc.
1655 Valley Road (4)                  2.53%          1        16.81   Reckitt & Coleman, Inc.
                                  ------------  -------  ------------
SUBTOTAL/WEIGHTED AVG. NJ OFFICE      6.79%         41    $   13.78
                                  ------------  -------  ------------
8 Airline Drive                       0.85%          4        14.88   Homestead Funding
15 Columbia Circle                    0.94%          1        11.75   Prudential Insurance
Nine Columbia Circle                  0.13%          3        12.33   Sterling Environmental
One Columbia Circle                   1.05%          5        15.82   Novalis
17 Columbia Circle                    0.74%          1        11.56   CDPHP
13 Columbia Circle                    0.26%          4        12.69   Roemer, Wallens & Mineaux
Three Columbia Circle                 1.11%         18        14.54   Thompson Corp. - Delmar
5000 Campuswood Drive                 0.36%          5        11.28   Cruise's Inc.
                                                                      Children's Discovery
5009 Campuswood Drive                 0.10%          1        14.65   Center
5010 Campuswood Drive                 1.15%          9        17.02   National Grange
5015 Campuswood Drive                 1.42%          8        17.45   Group Health, Inc.
125 Indigo Creek Drive                0.33%          1        12.98   Park Ridge Health
6 British American Boulevard          0.48%          9         7.09   BOCES
1045 James Street                     0.80%          1        16.52   Royal Indemnity Co.
250 South Clinton Street              3.04%         11        17.25   AT&T Communications
                                                                      First Fortis Insurance
308 Maltbie Street                    0.32%          3        12.72   Co.
400 West Division Street              0.60%          3        16.40   Royal Indemnity Co.
507 Franklin Square                   1.20%          2        17.37   Unity Mutual Life
One Clinton Square                    0.45%          2        11.79   Fleet Bank
One Park Place                        4.37%         14        15.43   Hartford Fire Insurance
                                  ------------  -------  ------------

SUBTOTAL/WEIGHTED AVG. NY OFFICE     19.70%        105    $   14.82
                                  ------------  -------  ------------

TOTAL/WEIGHTED AVG. OFFICE
PROPERTIES                           33.60%        188    $   14.80
                                  ------------  -------  ------------

OTHER:
88 Mary Street                        0.51%          1    $    4.61   St. Joseph's Hospital
                                  ------------  -------  ------------
GRAND TOTAL/WEIGHTED AVERAGE         100.0%        301    $    5.09
                                  ============  =======  ============

----------
(1) Annualized rent, as used throughout this report, represents the total contractual base rent under existing leases for the month ended December 31, 2000, before any abatements and excluding any expense reimbursements, multiplied by 12.

(2) Annualized rent per leased square foot, as used throughout this report, represents annualized rent, as described in Footnote (1) above, divided by the square footage of the property.

(3)   These properties were sold subsequent to December 31, 2000.

(4) This property has been classified as held for sale in the Company's 2000 consolidated financial statements included herein.

(5) In March 2001, these properties were sold and contributed to form a joint venture between the Company and CalEast Industrial Advisors, LLC.

PRINCIPAL TENANTS

      The following table sets forth information regarding the leases with respect to the current ten (10) largest tenants at the Properties, based on the Annualized Rent received from such tenants as of December 31, 2000.


                                                                       TERM                         % OF TOTAL
                                                                    REMAINING                       PORTFOLIO
         TENANT (1)                       PROPERTY                  IN MONTHS    SQUARE FEET        SQUARE FEET
         ----------                       --------                  ---------    -----------        -----------
 Aetna US Healthcare           Winchester Plaza Corporate Center        76           186,716            0.92%
                               (2)(6)
                               3535 Winchester Road (2)(6)
 Brightpoint, Inc.             6402 Corporate Drive                   73-231         658,348            3.23%
                               501 Airtech Park
 Franklin Storage, Inc.        1440 Sheffler Drive                    22-28          868,000            4.26%
                               1465 Nitterhouse Drive
                               2294 Molly Pitcher Drive
 Nestle USA, Inc.              400 Cabot Drive (3)                      1            585,510            2.87%
 Reckitt & Colman, Inc.        1655 Valley Road (6)                     36           155,700            0.76%
 Hershey Foods, Inc.           101 Commerce Drive                      144           597,100            2.93%
 Herrod Distribution           301-321 Herrod Boulevard                 14           610,949            3.00%
 Neuman Distributors, Inc.(4)  200 Industrial Avenue                   148           332,352            1.63%
 Cosmetic Essence, Inc.        21 Cranbury Road                         96           483,507            2.37%
 International Paper           221 South 10th Street
                               Two Tabas Lane                         24-77          461,707            2.26%
                                                                  -----------  -------------    -----------------

 TOTAL/WEIGHTED AVERAGE (5)                                             71         4,939,889           24.23%
                                                                  ===========  =============    =================


                                                       % OF TOTAL
                                                        PORTFOLIO
         TENANT (1)               ANNUALIZED RENT     ANNUALIZED RENT
         ----------               ---------------     ---------------
 Aetna US Healthcare                $ 3,470,046             3.35%


 Brightpoint, Inc.                    3,413,655             3.30%

 Franklin Storage, Inc.               3,388,960             3.27%


 Nestle USA, Inc.                     2,739,377             2.64%
 Reckitt & Colman, Inc.               2,617,797             2.53%
 Hershey Foods, Inc.                  2,376,458             2.29%
 Herrod Distribution                  2,291,059             2.21%
 Neuman Distributors, Inc.(4)         2,193,523             2.12%
 Cosmetic Essence, Inc.               1,987,214             1.91%

 International Paper                  1,892,658             1.82%
                               -------------------  ---------------

 TOTAL/WEIGHTED AVERAGE (5)         $26,370,747            25.46%
                               ===================  ===============

----------
(1) This list is not intended to be representative of the Company's tenants as a whole.

(2)   This property was sold in January 2001.

(3) A lease with GATX Logistics, Inc. was signed during 2000 for a five-year term which requires first year annualized rent of approximately $2.6 million. This tenant occupied this building effective January 15, 2001.

(4) This tenant has filed for bankruptcy under Chapter 11 of the Bankruptcy Code in April 2000 and has continued to pay rent through October 2000. In October 2000, the Bankruptcy Court approved an arrangement pursuant to which The Morris Companies ("Morris"), an affiliate of Joseph Morris, a trustee of the Company, obtained the right, subject to the Board of Trustees' approval, to deliver to the Company a modification of the lease (the "Original Lease") for this property (the "Neuman Property"), signed by a third party tenant agreed to by the Company, with a net monthly rental which exceeds the net monthly rental under the Original Lease and upon such other terms and conditions as are reasonably acceptable to the Company. Pursuant to this arrangement, Morris paid the Company the rent under the Original Lease for November 2000. In December 2000, the Bankruptcy Court approved an arrangement pursuant to which a third party (the "Optionee") was granted an option (the "Option") by the Company (a) to lease the Neuman Property pursuant to an amendment and restatement of the Original Lease (the "Restated Lease") to be entered into upon exercise of the

      Option, and (b) to purchase the Neuman Property, at certain specified times during the term of the Restated Lease, pursuant to a purchase option agreement to be entered into upon exercise of the Option. As consideration for the Option, the Optionee paid to the Company monthly non-refundable option payments of $279,000 (the "Option Payments") during the period from December 2000 through and including March 2001. In March 2001, the Option expired and the Original Lease was surrendered by the Trustee under an agreement whereby the former tenant is able to occupy the building until May 15, 2001. No rent is payable to the Company unless the tenant elects to remain in the building after this time and in any event the tenant is required to exit the premises by May 31, 2001. The Company is currently marketing this space for occupancy. The Company believes that it will be able to re-lease this building within a reasonable period of time at a rental rate which exceeds the rate under the surrendered lease given the current market conditions in the Northern New Jersey industrial market and the quality and location of the building.

(5) Weighted average calculations based on the total square footage leased by each tenant.

(6) These properties are shown as assets held for sale in the Company's 2000 financial statements.

LEASE EXPIRATIONS

      The following table sets forth the annual lease expirations and certain other information for leases existing at the Properties as of December 31, 2000 for the industrial and office portfolios (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

INDUSTRIAL PORTFOLIO


                                                                  ANNUALIZED
         YEAR OF       NUMBER OF                                    RENT OF    ANNUALIZED RENT PER
          LEASE          LEASES   SQUARE FOOTAGE OF  TOTAL LEASED  EXPIRING   LEASED SQUARE FOOT OF
        EXPIRATION      EXPIRING   EXPIRING LEASES   SQUARE FEET    LEASES       EXPIRING LEASES
      -------------    ----------  ----------------- ----------- -----------  ---------------------
            2001              21       2,124,539         12.43%  $ 6,813,996     $   3.20
            2002              18       3,248,803         19.02%   11,289,107         3.47
            2003               9       1,245,786          7.29%    4,948,740         3.97
            2004              12       1,229,407          7.20%    5,216,883         4.24
            2005              14       1,229,370          7.20%    5,342,533         4.35
            2006               8       1,679,353          9.83%    7,170,175         4.27
            2007               5       1,420,700          8.32%    5,091,700         3.58
            2008               6         768,841          4.50%    4,005,571         5.21
            2009               6       1,155,595          6.76%    4,636,224         4.01
            2010               3         518,746          3.04%    2,450,135         4.72
            2011               2         331,377          1.94%      948,797         2.86
            2012               1         597,100          3.50%    2,376,458         3.98
            2013               2         484,226          2.83%    3,104,767         6.41
            2014               3         413,244          2.42%    1,881,697         4.55
            2018               1         139,703          0.82%      441,462         3.16
            2019               1         495,740          2.90%    2,519,199         5.08
                     -----------     -----------     ---------   -----------     --------
Total Industrial             112      17,082,530        100.00%  $68,237,444     $   3.99
                     ===========     ===========     =========   ===========     ========

OFFICE PORTFOLIO


                                                                  ANNUALIZED
         YEAR OF       NUMBER OF                                    RENT OF    ANNUALIZED RENT PER
          LEASE          LEASES   SQUARE FOOTAGE OF  TOTAL LEASED  EXPIRING   LEASED SQUARE FOOT OF
        EXPIRATION      EXPIRING   EXPIRING LEASES   SQUARE FEET    LEASES       EXPIRING LEASES
      -------------    ----------  ----------------- ----------- -----------  ---------------------
        2001              31         213,092          9.42%      $ 3,441,734     $   16.23
        2002              30         174,455          7.71%        2,302,106         13.20
        2003              36         451,473         19.94%        6,968,359         15.43
        2004              27         207,978          9.19%        3,303,679         15.87
        2005              29         478,929         21.15%        7,118,425         14.86
        2006              18         247,290         10.92%        3,080,285         12.46
        2007               5         218,717          9.66%        4,089,562         18.70
        2008               4         130,259          5.75%        1,864,355         14.31
        2009               1           1,896          0.08%           28,440         15.00
        2010               2          23,633          1.04%          449,262         19.01
        2011               2          27,565          1.22%          554,152         20.10
        2012               1          60,994          2.69%        1,216,377         19.94
        2013               1           1,078          0.05%           19,530         18.12
        2014               1          26,700          1.18%          346,500         12.98
                 -----------     -----------     ---------       -----------     ---------
Total Office             188       2,264,059        100.00%      $34,782,766     $   15.38
                 ===========     ===========     =========       ===========     =========

ITEM 3.           LEGAL PROCEEDINGS.

      Neither the Company nor the Properties are presently subject to any litigation, nor is the Company aware of any threatened litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      The Company's Common Shares are traded on the American Stock Exchange ("AMEX") under the symbol "KTR". The high and low last sale prices as reported by the AMEX for each calendar quarter from January 1, 1999 to December 31, 2000 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:


                                                 SALES PRICE
                                           ------------------------
                                                                      DIVIDENDS
                                                                        PER
YEAR/QUARTER                                   HIGH         LOW     COMMON SHARE
                                               ----         ---     ------------
2000:
   1st Quarter ........................      $ 15  1/2   $ 12  3/8   $0.29500
   2nd Quarter ........................      $ 13  3/4   $ 12  5/8   $0.29500
   3rd Quarter ........................      $ 14  7/16  $ 12        $0.31000
   4th Quarter ........................      $ 13  1/16  $ 12  5/16  $0.31000

1999:
   1st Quarter ........................      $ 15  5/8   $ 12  5/8   $0.26500
   2nd Quarter ........................      $ 16  7/8   $ 12  3/4   $0.26500
   3rd Quarter ........................      $ 16  1/2   $ 14  1/16  $0.29500
   4th Quarter ........................      $ 16  1/8   $ 14  1/2   $0.29500

      As of December 31, 2000, the Company had 157 shareholders of record and believes that it had in excess of approximately 1,300 beneficial holders.

      The Company currently anticipates that comparable cash dividends will continue to be paid in the future; however, the payment and the amount of the dividends is at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow and its capital and annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and other factors that the Board of Trustees deems relevant.

      In January 2001, the Company issued 17,330 Common Shares, in aggregate, to its trustees as compensation for services provided to the Company in their capacity as members of the Board of Trustees during the period from the fourth quarter of 1999 through the fourth quarter of 2000.

ITEM 6.           SELECTED AND SUMMARY FINANCIAL DATA.

      The following table sets forth selected financial data for the Company for each of the five years in the period ended December 31, 2000. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this annual report.


                                                               (IN 000'S, EXCEPT FOR PER SHARE DATA)
                                                                      YEARS ENDED DECEMBER 31,
                                                2000            1999            1998            1997           1996
                                            ------------    ------------    ------------    ------------    ------------
OPERATING DATA
Total revenue                               $    123,101    $     84,526    $     41,028    $      8,197    $     10,240
Property operating expenses                       10,696           8,580           5,111           2,736           3,933
Real estate taxes                                 11,109           6,516           2,582             376             417
Management fees paid to affiliate                  3,246           3,048           1,121              --              --
General and administrative expenses                4,277           3,650             759             732             515
Depreciation and amortization                     21,128          16,359           6,911             909           1,366
Interest expense                                  46,566          30,307          14,539           3,134           3,897
Provision for asset valuation                     11,300              --              --              --              --
Buy out of employment agreements, options
   and warrants                                       --              --              --           3,203              --
                                            ------------    ------------    ------------    ------------    ------------
Total operating expenses                         108,322          68,460          31,023          11,090          10,128

Equity in (losses) income from equity
   method investments                                (73)            (62)         (1,167)            404             570
Gains on sales of assets                              87           1,284          11,952           4,608           1,786
                                            ------------    ------------    ------------    ------------    ------------
Income before minority interest,
  extraordinary item and distributions to
  preferred unitholders and net income
  allocated to preferred shareholders             14,793          17,288          20,790           2,119           2,468
Minority interest                                   (649)         (5,592)         (9,452)           (876)         (1,364)
Extraordinary item-loss from debt
   refinancing (net of amounts allocated
   to minority interest)                              --              --            (110)             --              --
Distributions to preferred unitholders
   and net income allocated to preferred
shareholders                                     (13,248)         (5,368)            (55)             --              --
                                            ------------    ------------    ------------    ------------    ------------
Net income allocated to common
shareholders                                $        896    $      6,328    $     11,173    $      1,243    $      1,104
                                            ============    ============    ============    ============    ============

Distributions paid on Common Shares         $     14,345    $      8,375    $      6,308    $        985    $        943
                                            ============    ============    ============    ============    ============

PER SHARE DATA
Net income per Common Share before
   extraordinary item -basic                $       0.10    $       0.83    $       1.79    $       0.92    $       1.00
Net income per Common Share - basic         $       0.10    $       0.83    $       1.77    $       0.92    $       1.00
Net income per Common Share before
   extraordinary item - diluted             $       0.09    $       0.80    $       1.75    $       0.88    $       1.00
Net income per Common Share -  diluted      $       0.09    $       0.80    $       1.73    $       0.88    $       1.00
Distributions paid per Common Share         $       1.21    $       1.12    $       0.97    $       0.87    $       0.85
Weighted average number of shares
   outstanding - basic EPS (1)                 9,239,591       7,622,010       6,299,281       1,347,297       1,106,379
Weighted average number of shares
   outstanding - diluted EPS                  16,898,872      14,810,817      11,908,761       2,404,004       1,831,443


                                                               (IN 000'S, EXCEPT FOR PER SHARE DATA)
                                                                      YEARS ENDED DECEMBER 31,
                                                2000            1999            1998             1997             1996
                                           ------------    ------------     ------------     ------------     ------------
OTHER DATA
Funds from Operations (2)                 $     47,304     $     32,533     $     15,919     $      1,849     $      2,166
Cash flow provided from (used in):
   Operating activities                         40,178           34,532           18,927            2,087            2,254
   Investing activities                        (59,737)        (199,074)        (263,640)          (3,134)          (2,571)
   Financing activities                         19,083          165,439          230,288           17,377           (4,119)

BALANCE SHEET DATA
Undepreciated book value of real estate   $    957,598     $    860,336     $    542,869     $    155,063     $     47,383
Net investment in real estate                  917,040          837,940          536,002          152,108           43,555
Total assets                                   962,687          875,076          558,974          180,955           46,224
Total liabilities                              638,753          543,415          356,225           89,662           38,470
Total minority interest                        157,005          145,931           95,705           39,364            3,125
Total shareholders' equity                $    166,929     $    185,730     $    107,044     $     51,929     $      4,629

OTHER DATA
Total leaseable square footage of
properties
   at end of year                           20,397,410       18,652,284       11,928,620        2,418,590        1,444,770
Number of properties at the end of year            129              133               99               21                5
Percentage leased at end of year                    95%              99%              98%              95%              92%

----------

(1) Basic weighted average number of shares includes only Common Shares outstanding during the year and the effect of any options outstanding which were dilutive and excludes OP Units.

(2) Funds from Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Effective January 1, 2001, NAREIT issued certain clarifications to its definition of FFO. The Company has adopted these clarifications as of January 1, 2000 and has retroactively restated FFO for all years presented in the table above in order to present FFO in accordance with these clarifications. Management believes the presentation of FFO is a useful disclosure as a general measure of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the risks associated with the construction and development of properties; the ability of a property to generate revenues sufficient to make principal payments on outstanding debt; outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Company's $150,000,000 senior secured revolving credit facility (the "Credit Facility") may increase.

OVERVIEW

      The Company has achieved significant growth since the transactions that occurred in December 1997 which resulted in the reorganization of the Company as a real estate investment trust ("REIT") focused primarily on the acquisition and development of industrial properties and to a lesser extent office properties. In 2000, the Company continued to expand its industrial "big-box" warehouse portfolio through the closing in May of the last phase of a $300 million transaction to acquire Reckson-Morris Industrial Trust ("RMIT") from affiliates of Reckson Associates Realty Corp. ("Reckson") and The Morris Companies, and the start of construction of approximately 2.4 million square feet of industrial facilities.

      At December 31, 2000, the Company owned 20.4 million square feet consisting of 17.9 million square feet of industrial properties, 2.4 million square feet of office properties and an investment in a direct financing lease. During 2000, the Company acquired seven industrial properties, six acres of land adjacent to one of the facilities and a venture partner's 50% interest in another industrial property at an aggregate cost of approximately $132 million for a total of approximately 2.7 million square feet. The Company also completed the construction of an 80,000 square foot build-to-suit office building in Allentown, Pennsylvania at a cost of approximately $10 million for one of our largest office tenants, Aetna, Inc. Additionally, during 2000 the Company sold 12 industrial properties aggregating approximately 1.0 million square feet for net proceeds of $49.4 million. At December 31, 2000, the Company had $962.7 million in total assets. This represents a 10% increase in both total square footage and total assets owned from December 31, 1999. While the Company had substantial development experience through its predecessor companies prior to the December 1997 reorganization, it was not an active developer of industrial properties in its current form until late 1999. During 2000, the Company began the construction of approximately 1.5 million square feet of distribution facilities in New Jersey and the construction, through a 50% joint venture with Browning Investments, of an 800,000 square foot distribution facility located in Indianapolis, Indiana. The Company also began a 150,000 expansion of a 407,100 square foot distribution facility it owns in Harrisburg, Pennsylvania. The Company anticipates that it will continue to focus on development opportunities via the expansion of several industrial properties in its core portfolio and through additional development in the New Jersey, Pennsylvania and Indianapolis market areas.

      During 1999, the Company acquired approximately $322 million in properties which aggregated approximately 6.8 million square feet, comprised of 6.5 million square feet in 34 industrial properties and 300,000 square feet in one office property. This represented over a 50% increase over the owned square footage of approximately 11.9 million at December 31, 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Net income for the year ended December 31, 2000 was $896,000 or $.09 per diluted share compared with net income of $6.3 million or $.80 per diluted share for 1999. The decrease in net income was attributed to the $11.3 million asset valuation provision recorded in the third quarter of 2000 related to certain properties which the Company was marketing for sale. During 1999 the Company recorded a gain from an asset sale of $1.3 million as compared to gains on asset sales of $87,000 in 2000. Excluding the impact of asset sales and the asset valuation provision recorded in 2000, net income for the year ended December 31, 2000 would have been $7.4 million or $.76 per diluted share as compared to net income of $5.6 million or $.72 per diluted share for 1999. This increase in income before asset sales and the asset valuation provision, is a result of acquisition activity in the third quarter of 1999 and during 2000 which primarily consisted of the RMIT portfolio.

      Revenues increased to $123.1 million from $84.5 million, or by $38.6 million, or 45.7% for the year ended December 31, 2000 as compared to 1999, respectively, as a result of property acquisitions in 2000 and the third quarter of 1999. In addition, straight line rental income increased by approximately $1.9 million, from $1.9 million in 1999 to $3.8 million in 2000.

      Property operating expenses, real estate tax expense and management fee expense in aggregate increased by $6.9 million or 38.1% over 1999 primarily as a result of property acquisitions in 2000 and the third quarter of 1999. Operating margins (revenue less property operating expenses and real estate tax expenses) for 2000 were 82.3% and were consistent with 1999 operating margins of 82.1%.

      General and administrative expenses increased by approximately $600,000, to $4.3 million in 2000 from $3.7 million in 1999. This increase was a result of the Company's recording a bad debt provision of $250,000 in 2000 along with increases in professional fees and other costs associated with the growth of the Company. General and administrative expenses as a percentage of revenue decreased in 2000 to 3.5% as compared to 4.3% in 1999.

      Depreciation and amortization increased by $4.7 million or 29%, to $21.1 million in 2000 as compared to $16.4 million in 1999, as a result of property acquisitions in 2000 and the third quarter of 1999.

      Interest expense increased to $46.6 million in 2000 from $30.3 million in 1999, an increase of $16.3 million or 53.8 %, primarily as a result of additional indebtedness incurred to finance the Company's acquisitions in 2000 and the third quarter of 1999. In addition, a 1.50% increase in the average interest rate for the Company's Credit Facility during 2000, as compared to 1999, resulted in an increase in interest expense of approximately $2.0 million during 2000 as the average interest rate under the Credit Facility was 8.7% in 2000 and 7.2% in 1999. This increase was offset by increased capitalization of interest expense of approximately $1.9 million, from $513,000 in 1999 to $2.4 million in 2000, due to increased investments in development projects.

      Equity in losses from the Company's equity method investment in the Management Company was a loss of $73,000 in 2000 as compared to a loss of $62,000 in 1999.

      Gains on sales of assets decreased by approximately $1.2 million to $87,000 in 2000 from $1.3 million in 1999.

SEGMENTS

      Revenues and property net operating income increased over 70% in the industrial segment during 2000 in comparison to 1999 as a result of the Company's acquisition activity in 2000 and in the third quarter of 1999. The square footage owned in the industrial segment increased by approximately 68.9% since June 30, 1999, (from 10.6 million square feet at June 30, 1999 to 17.9 million square feet at December 31, 2000). The largest portion of this increase in revenues and net operating income was related to the New Jersey industrial segment as a result of the RMIT acquisition in September 1999 and the second phase of this transaction which was completed in May 2000. Operating margins, after operating expenses, real estate tax expense, and depreciation expense, were 65.2% for 2000 and were consistent with 1999 during which operating margins were also 65.2%.

      Revenue and net operating income in the office segment increased by approximately $4.6 million in 2000 as compared to 1999. The most significant increases were in the Pennsylvania and New York office segments. These increases were a result of an 80,000 square foot office building in Allentown, Pennsylvania which was completed and occupied in the second quarter of 2000 and the Company's acquisition of a 293,413 square foot building in Syracuse, New York in July 1999. In addition, depreciation expense decreased in 2000 as compared to 1999 as a result of certain office assets being designated effective January 2000 as held for sale, accordingly, depreciation was not recorded on these assets in 2000.

      Revenue and property net operating income in the other properties segment decreased as a result of the sale of the Company's only retail asset, Urban Farms Shopping Center, in March 1999.

SAME STORE PROPERTIES

      Property level operating income for the year ended December 31, 2000 for the 118 properties owned since September 30, 1999 (the "Same Store Properties") which aggregated 16.3 million square feet increased by 0.7% to approximately $62.1 million from $61.6 million in 1999. Same store net operating income growth was negatively impacted by approximately $900,000 as a result of a decrease in economic occupancy from 97.5% in 1999 to 96.3% in 2000. The majority of this decrease in economic occupancy was in the Company's South Carolina industrial segment where economic occupancy decreased from 96.4% in 1999 to 84.6% in 2000. Operating expenses for the Same Store Properties increased by 4% in 2000 over 1999. These increases in operating expenses were reimbursed by tenants which resulted in an increase in reimbursement revenue in 2000.

      Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the years ended December 31, 2000 and 1999.


                                    (DOLLARS IN 000'S)
                                   FOR THE YEARS ENDED
      Unaudited                       DECEMBER 31,
                                   -------------------
                                     2000      1999   % CHANGE
                                   --------  -------- --------
      Revenue
         Rental revenue            $ 68,095  $ 67,789     .1%
         Tenant reimbursements
      and other                       8,285     7,588    9.2%
                                   --------  -------- ------
         Total revenue             $ 76,380  $ 75,377    1.3%
                                   --------  -------- ------
      Operating Expenses
         Property operating
      expenses                     $  8,090  $  7,865    2.9%
         Real estate taxes            6,184     5,866    5.4%
                                   --------  -------- ------
         Total operating expenses    14,274    13,731    4.0%
                                   --------  -------- ------
      Net operating income         $ 62,106  $ 61,646    0.7%
                                   ========  ======== ======

      Physical Occupancy at
      December 31                      94.9%     98.9%
      Economic Occupancy during
      the year ended
         December 31                   96.3%     97.5%

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

      Net income for the year ended December 31, 1999 was $6.3 million compared with net income of $11.2 million for 1998. The decrease in net income was primarily attributed to the $11.9 million in gains from sales of the Company's last two multifamily assets in 1998 as compared to gains from asset sales of only $1.3 million in 1999. These gains from asset sales in 1998 were also offset by increases in net income in 1999 as a result of property acquisitions. At December 31, 1999, the Company owned 133 properties aggregating 18.7 million square feet as compared to the 99 properties owned at December 31, 1998 which aggregated 11.9 million square feet. Net income for the years ended December 31, 1999 and 1998, excluding the impact of the asset sales in both years, would have been $5.6 million in 1999 or $.72 per share as compared to $4.6 million or $.73 per share for 1998.

      Revenues increased by $43.5 million, to $84.5 million from $41.0 million, or by 106% for the year ended December 31, 1999 as compared to 1998, respectively, as a result of property acquisitions in both 1999 and 1998.

      Property operating expenses, real estate tax expense, management fee expense and depreciation and amortization increased in the aggregate by $18.8 million in 1999 as compared to 1998 as a result of property acquisitions. General and administrative expenses increased by $2.9 million from $759,000 in 1998 to $3.7 million in 1999 primarily as a result of the Company paying for certain expenses, including certain payroll costs during 1999, which were paid by the Management Company in 1998. In addition, the Company incurred approximately $250,000 of non-recurring costs in 1999 associated with the Company's name change and reorganization as a Maryland real estate investment trust in October 1999.

      Interest expense increased by $15.8 million primarily as a result of additional indebtedness incurred to finance the Company's acquisitions.

      Equity in losses from the Company's equity method investment in the Management Company was a loss of $62,000 in 1999 as compared to a loss of $1.2 million for 1998. The decrease in the loss was primarily the result of the Company paying for certain expenses, including payroll costs during 1999, which were paid by the Management Company in 1998.

      Gains on sales of assets decreased by $10.6 million in 1999 as compared to the previous year as a result of the sale of Quadrangles Village Apartments and Americana Lakewood Apartments in 1998 as the Company consummated its plan to dispose of its remaining multifamily properties. In 1999, only one property was sold, Urban Farms Shopping Center, which generated a gain on sale of $1.3 million.

SEGMENTS

      Revenues and property net operating income increased significantly in both the industrial and office segments during 1999 in comparison to the previous year as a result of the Company's acquisition activity. The owned square footage in the industrial segment increased by approximately 67% since December 31, 1998, (from 9.7 million square feet to 16.2 million square feet). The owned square footage in the office segment increased by approximately 15% since December 31, 1998 (from 2.0 million square feet to 2.3 million square feet). Revenue and property net operating income decreased in the multifamily segment as a result of the sale of the remaining multifamily assets in 1998. Revenue and property net operating income in the other properties segment decreased as a result of the sale of the Company's only retail asset, Urban Farms Shopping Center, in March 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

      Net cash provided by operating activities was $40.2 million in 2000 as compared to $34.5 million in 1999, an increase of 16.5%. This represents the Company's primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company's properties. The significant increase in cash flow provided by operating activities is a direct result of the acquisitions in 2000 and 1999.

      Net cash used in investing activities was $59.7 million in 2000 as compared to $199.1 million in 1999. The decrease in net cash used in investing activities in 2000 as compared to 1999 was primarily a result of the decrease in the level of acquisitions in 2000 as compared to 1999. Included within the net cash used in investing activities in 2000 and 1999 are net proceeds from the asset sales of $49.4 million and $9.5 million, respectively, which the Company re-invested in industrial properties in 2000 and 1999 and industrial development in 2000 while utilizing the excess proceeds to reduce the Company's outstanding borrowings under the Credit Facility.

      Net cash provided by financing activities in 2000 was $19.1 million as compared to $165.4 million in 1999. The decrease in net cash provided in 2000 as compared to 1999 is also a result of the decline in acquisition activity in 2000 as compared to 1999.

CAPITALIZATION

STOCK AND UNIT OFFERINGS


      In 2000, the Company issued $34.0 million, in aggregate, for Common Share, Common OP Unit and Convertible Preferred Unit offerings which were used to fund acquisitions of real estate properties. These proceeds were generated from the following offerings:

o In January 2000, the Company issued 102,511 Common Shares at $14.50 to two Trustees and other investors as the final phase of a $20.0 million private placement which closed in two phases beginning in October 1999. The proceeds from this offering were used to pay down the Credit Facility and to acquire additional industrial properties.

o In May 2000 in connection with the closing of the final phase of the RMIT acquisition , the Company issued 1,026,958 Series C Convertible Preferred OP Units with a liquidation value of $25 per unit. In accordance with the Contribution and Exchange Agreement for the RMIT transaction, any aggregate amount of Convertible Preferred Stock issued to Reckson or its affiliates in excess of $40.0 million of Convertible Preferred Stock and Convertible Preferred OP Units was not convertible into Common Shares; however, it became redeemable at Reckson's option. Upon the closing of the last phase of the RMIT transaction in May 2000, approximately $19.9 million of Series C Convertible Preferred Units was issued to Reckson affiliates as partial consideration for the transaction. In July 2000, Reckson redeemed $19.9 million of Series B Convertible Preferred Stock.

o During 2000 the Operating Partnership issued $6.8 million in OP Units, at prices ranging from $14.50 to $17.50 per OP Unit, as consideration for a 50% interest in a joint venture which constructed an 800,000 distribution facility located in Indianapolis, Indiana and to acquire a joint venture partner's 50% interest in a 495,740 square foot distribution facility also located in Indianapolis and leased to Brightpoint, Inc.

CREDIT FACILITY AND OTHER DEBT

      In April 1998, the Company entered into a three year $150 million Credit Facility with a group of commercial lenders lead by Fleet-Bank Boston, N.A. This Credit Facility can be used to fund acquisitions, capital improvements, development activities and working capital needs. On June 30, 1999, the terms of the Credit Facility were amended and as a result the maturity was extended to April 29, 2002, the interest rate was modified and several financial covenants were also modified. The Credit Facility bears interest at a variable rate at the Company's option of either a LIBOR rate plus 2.25% per annum or the prime rate. The LIBOR interest rate is based on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. The Company's outstanding borrowings under this Credit Facility were $124.9 million at December 31, 2000 at an interest rate of 9.06%. The Company is able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of an additional $100 million.

      As of December 31, 2000, the Company had approximately $460.4 million of fixed rate mortgage notes outstanding, that had a weighted average interest rate of 7.7% and at a weighted average maturity of 7.3 years. Approximately $9.0 million of this mortgage debt is scheduled to mature in 2001. Approximately $8.0 million of these 2001 maturities were repaid in January 2001 as a result of the sale of several office assets located in Pennsylvania. At December 31, 2000, the Company's market capitalization was approximately $973.6 million and the Company's consolidated debt to undepreciated book value of total assets ratio was 61.5%.

SHORT AND LONG-TERM LIQUIDITY

      Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. In 2000, the Company completed the sales of approximately $50 million of assets. In the first quarter of 2001, the Company consummated the sale of four Pennsylvania office assets for $35.7 million and an industrial facility in Pennsylvania for $27 million. In February 2001, the Company announced that it signed an agreement to form a joint venture with CalEast Industrial Investors LLC, a real estate operating company whose members are the California Public Employees Retirement System and LaSalle Investment Management, Inc., to acquire up to $300 million of industrial properties in New Jersey. Upon its formation in March 2001, the joint venture acquired seven of the Company's industrial properties located in New Jersey which aggregate approximately 2.1 million square feet for approximately $104 million. The Company retained a 20% ownership interest in the joint venture. The Company believes all of the sources discussed above will be available in 2001 in order to fund short-term liquidity needs.

      During 2000 and 1999, the Company paid recurring distributions to common shareholders and unitholders totaling $1.21 and $1.12 per Common Share or OP Unit, respectively, which aggregated $20.3 million and $16.1 million, respectively. In addition, in January 2001 the Company declared a distribution of $.31 per Common Share that was paid on January 31, 2001 to shareholders of record on January 18, 2001.

      The Company's long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of its office and certain industrial assets, and (iii) the sale or contribution of certain of its wholly-owned, non-core properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares, or preferred stock and depository shares representing preferred stock with an aggregate value of up to $500 million. As of December 31, 2000, the Company has issued $20.0 million under this Registration Statement.

      The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

      Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Effective January 1, 2001, NAREIT issued certain clarifications to its definition of FFO. The Company has adopted these clarifications as of January 1, 2000 and has retroactively restated FFO for 1999 and 1998 as presented in the tables below.

      Management believes the presentation of FFO and Funds Available for Distribution ("FAD") are useful disclosures as general measures of its performance in the real estate industry, although the Company's FFO and FAD may not necessarily be comparable to similarly titled measures of performance for other REITs. FFO and FAD do not represent cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FAD is defined as FFO less non-revenue producing capital expenditures, tenant improvements, leasing commissions and straight-line rent adjustments plus amortization of deferred financing costs and restricted stock awards.

      FFO, FAD and cash flow information for each of the three years in the period ended December 31, 2000 are summarized in the following tables (in 000's):


                                                       2000         1999(1)       1998(1)
                                                     --------      --------      --------
FUNDS FROM OPERATIONS: (UNAUDITED)
Income before distributions to preferred
  unitholders, minority interest of unitholders
  in Operating Partnership, extraordinary item
  and income allocated to preferred shareholders     $ 14,793      $ 17,288      $ 20,790
(Less) Plus:
   Provision for asset revaluation                     11,300            --            --
   Gains on sales of real estate                          (87)       (1,284)      (11,952)
   Depreciation and amortization related to
      real estate                                      21,128        16,359         6,911
   Equity in  losses from equity
       method investments                                  73            62         1,167
   FFO contribution (losses) from equity
       method investments                                  97           108          (997)
                                                     --------      --------      --------
Funds from Operations                                $ 47,304      $ 32,533      $ 15,919
                                                     ========      ========      ========

----------
(1) FFO was restated in accordance with NAREIT's clarification of the FFO definition which was effective January 1, 2000.


                                                               2000              1999              1998
                                                           ------------      ------------      ------------
FUNDS AVAILABLE FOR DISTRIBUTION:  (UNAUDITED)
Funds from Operations                                      $     47,304      $     32,533      $     15,919
Capitalized expenditures                                           (981)           (1,074)             (415)
Tenant improvements                                              (2,888)           (2,070)             (349)
Leasing commissions                                              (3,127)           (2,097)             (446)
Amortization of deferred financing costs                          1,798             1,473               643
Amortization of restricted stock awards                             261               274                --
Straight line rent adjustments                                   (3,828)           (1,866)           (1,282)
                                                           ------------      ------------      ------------
Funds Available for Distribution                           $     38,539      $     27,173      $     14,070
                                                           ============      ============      ============

CASH FLOW INFORMATION:
Cash flow provided by operating activities                 $     40,178      $     34,532      $     18,927
Cash flow used in investing activities                          (59,737)         (199,074)         (263,640)
Cash flow provided by financing activities                       19,083           165,439           230,288
                                                           ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents       $       (476)     $        897      $    (14,425)
                                                           ============      ============      ============

Weighted average number of Common Shares and Units and
   Preferred Shares and Units - diluted (1)                  25,495,601        18,363,330        11,908,761
                                                           ============      ============      ============

----------
(1) For 2000 and 1999, this diluted share amount differs from the amount used for earnings per share ("EPS") as it includes the Common Share equivalents issuable upon conversion of Convertible Preferred Units and Convertible Preferred Stock which are anti-dilutive for EPS reporting and dilutive for FFO reporting.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility as interest on the Credit Facility is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other variable rate debt represented approximately 24.9% of debt outstanding as of December 31, 2000. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt, excluding the Credit Facility, was 7.7% and 7.3 years, respectively, at December 31, 2000. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rates on the maturing debt. The following table summarizes the Company's five-year debt maturities at December 31, 2000 and the weighted average interest rates associated with the maturing debt in each respective year, excluding the impact of any debt premiums which were initially recorded.


                                     2001        2002        2003       2004       2005
                                     ----        ----        ----       ----       ----
Maturing Debt (in 000's)           $ 9,046    $154,632(1)  $ 4,066    $39,753    $167,868
Weighted Average Interest Rate        8.64%       9.09%       8.50%      7.24%       7.75%

(1) Includes the Credit Facility which had an outstanding balance of $124.9 million at December 31, 2000 and matures April 29, 2002.

      If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during 2000, the Company's interest expense would have been increased or decreased by approximately $1.9 million. Approximately $1.0 million of the Company's debt, excluding approximately $8.0 million related to a property which was sold and the related mortgage debt was repaid in January 2001, matures in 2001. The Company currently intends to refinance this maturing obligation in 2001. If interest rates for this $1.0 million of fixed rate debt maturing and to be refinanced in 2001 are 100 basis points higher or lower than its current rate of 8.68%, the Company's interest expense would be increased or decreased by approximately $10,000.

      Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure.


IMPACT OF RECENT ACCOUNTING STANDARDS

      See Note 2 to the 2000 consolidated financial statements.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K. See pages F-1 through F-29.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III.


ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      This item is incorporated by reference from the proxy statement for the 2001 Annual Meeting of Shareholders.


ITEM 11.    EXECUTIVE COMPENSATION.

      This item is incorporated by reference from the proxy statement for the 2001 Annual Meeting of Shareholders.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      This item is incorporated by reference from the proxy statement for the 2001 Annual Meeting of Shareholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      This item is incorporated by reference from the proxy statement for the 2001 Annual Meeting of Shareholders.


                                    PART IV.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      The following consolidated financial statements of Keystone Property Trust are included in Item 8.

(a) 1. REPORTS OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENTS.

            Consolidated Balance Sheet as of December 31, 2000 and 1999.

            Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

            Notes to Consolidated Financial Statements.

      2. FINANCIAL STATEMENT SCHEDULES.
            o Schedule II - Valuation and Qualifying Accounts as of
              December 31, 2000 for Keystone Property Trust.
            o Schedule III - Real Estate and Accumulated Depreciation as of
              December 31, 2000 for Keystone Property Trust.


(b)   Reports on Form 8-K:

            o A Current Report on Form 8-K dated October 31, 2000 was filed on October 31, 2000 (reporting under Item 7 and 9) regarding the Company's third quarter 2000 supplemental information.
            o A Current Report on Form 8-K dated February 2, 2001 was filed on February 2, 2001 (reporting under Item 7 and 9) regarding the Company's fourth quarter 2000 supplemental information.


(c)   Exhibits.

      2(a) Articles of Merger between American Real Estate Investment Corporation and Keystone Property Trust. (Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 13, 1999.)

      3(a) Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
       (b) By-laws of the Registrant. (Incorporated by reference to Exhibit 3(b) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
       (c) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series B Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of Such Series.(1)
       (d) Partnership Unit Designation of Series C Convertible Preferred Units. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (e) Partnership Unit Designation of Series E Convertible Preferred Units. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (f) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series C Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of Such Series.(1)
       (g) Partnership Unit Designation of Series F Convertible Preferred Units. (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (h) Partnership Unit Designation of Series A Convertible Preferred Units. (Incorporated by reference to Exhibit 3(i) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
       (i) Partnership Unit Designation of Series B Convertible Preferred Units. (Incorporated by reference to Exhibit 3(j) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

       (j) Partnership Unit Designation of Series D Convertible Preferred Units. (Incorporated by reference to Exhibit 3(k) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
       (k)  Certificate of Correction to Declaration of Trust(1).
       (l) Articles Supplementary Reclassifying Series A Convertible Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series.(1)

      4(a) Specimen Certificate for Common Shares. (Incorporated by reference to Exhibit 4(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
       (b) Specimen Certificate for Convertible Preferred Stock. (Incorporated by reference to Exhibit 4(b) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

     10(a) Amended and Restated Agreement of Limited Partnership of American Real Estate Investment, L. P. (Incorporated by reference to Exhibit 10(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
       (b) Loan Agreement dated September 23, 1997 by and between FLIP/BRE, Inc., OIP/BRE, L.L.C., MBP/BRE, L.L.C., and NJA/BRE, L.L.C., and Nomura Asset Capital Corporation. (Incorporated by reference to
            Exhibit 10.v filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.)
       (c) Stock Purchase Agreement dated as of August 20, 1997 by and between American Real Estate Investment Corporation and Hudson Bay Partners, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on August 20, 1997.)
       (d) Management Contribution Agreement dated as of August 20, 1997 among American Real Estate Investment, L.P., American Real Estate Investment Corporation, Jeffrey Kelter, and Penn Square Properties, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on August 20, 1997.)
       (e) McBride Contribution Agreement between American Real Estate Investment Corporation, American Real Estate Investment, L.P, and The Other Parties Listed on the Signature Pages of the Agreement. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on August 20, 1997.)
       (f) Agreement and Plan of Merger among American Real Estate Investment Corporation and Fair Lawn Industrial Park, Inc., and The Other Parties Listed on the Signature Pages Thereto. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on August 20, 1997.)
       (g) Revolving Credit Facility between American Real Estate Investment L.P., American Real Estate Investment Corporation and BankBoston, N.A., and DLJ Capital Funding, Inc. (Incorporated by reference to
            Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998.)
       (h) Registration Rights Agreement between American Real Estate Investment Corporation and CRA Real Estate Securities, L.P. (as attorney-in-fact for the purchasers named therein). (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998.)
       (i) Registration Rights Agreement between American Real Estate Investment Corporation and Morgan Stanley Asset Management, Inc. (as attorney-in-fact for the purchasers named therein). (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998.)

       (j) Contribution Agreement between American Real Estate Investment, L.P., American Real Estate Investment Corporation and Pioneer Properties Company of Clinton Square, Waterfront Associates, Pioneer Indigo One Company, Pioneer Franklin Square Company, 1045 James Street Company, Pioneer Apollo Drive Company, Pioneer Park One Company, Pioneer Clinton Street Company, Pioneer Maltbie Company, 5010 Campuswood Company, 5015 Campuswood Company, 400 West Division Company, Pioneer Day Care Company, and Pioneer Management Services Company, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998.)
       (k) Employment Agreement dated as of August 15, 1998, between American Real Estate Investment Corporation and Timothy A. Peterson. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998.)
       (l) Registration Rights Agreement between American Real Estate Investment Corporation and the New York State Common Retirement Fund. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 3, 1998.)
       (m) Promissory Note between American DE/SPE, LLC Virginia Street Associates Limited Partnership and Column Financial, Inc. for $65,500,000. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)
       (n) Amended and Restated Promissory Note between American DE/SPE2, LLC, American DE/SPE4, L.P., and Column Financial, Inc. for $29,400,000.) (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)
       (o) Promissory Note dated January 8, 1998 between American Sedona Partners, L.P., American Real Estate Investment Corporation and Column Financial, Inc. in the principal amount of $17,000,000. (Incorporated by reference to Exhibit 10.o filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.)
       (p) Securities Purchase Agreement between American Real Estate Investment Corporation and AEW Targeted Securities Fund, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1999.)
       (q) Registration Rights Agreement between American Real Estate Investment Corporation and AEW Targeted Securities Fund, L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 8, 1999.)
       (r) Keystone Property Trust Amended and Restated 1993 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A of our Proxy Statement filed with the Commission on November 24, 1999.)
       (s) First Amended and Restated Revolving Credit Agreement among the Company, as the Operating Partnership and the Lenders named therein dated as of June 30, 1999. (Incorporated by reference to Exhibit
            10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.)
       (t) Registration Rights Agreement dated September 27, 1999, by and between Reckson Morris Industrial Trust and Keystone Property Trust. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (u) Registration Rights Agreement, dated September 27, 1999, by and between Robert Morris, Joseph D. Morris, Ronald Schram, Mark M. Bava, The Drew Morris Trust, The

            Justin Morris Trust, The Keith Morris Trust, Joseph D. Morris Family Limited Partnership, Robert Morris Family Limited Partnership and Keystone Property Trust. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (v) Registration Rights Agreement between Keystone Property Trust and AEW Targeted Securities Fund, LP. (Incorporated by reference to
            Exhibit 10.9 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (w) Registration Rights Agreement between Keystone Property Trust and Allstate Insurance Company. (Incorporated by reference to Exhibit
            10.10 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (x) Registration Rights Agreement between Keystone Property Trust and Teachers Insurance and Annuity Association of America. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)
       (y) Contribution and Exchange Agreement, dated as of August 6, 1999 by and between Reckson Operating Partnership L.P., Reckson Morris Industrial Trust, Reckson Morris Industrial Interim GP, LLC, Robert Morris, Joseph D. Morris, Ronald Schram, Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith Morris Trust, The Joseph D. Morris Family Limited Partnership, and The Robert Morris Family Limited Partnership and Keystone Operating Partnership L.P., and Keystone Property Trust. (Incorporated by reference to Exhibit
            10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 20, 1999.)
       (z) Agreement of Transfer and Contribution of Partnership Interest by and among PSPI, Inc. and Jeffrey E. Kelter, John B. Begier, Charles
            C. Lee, J. Harold Shannon, and Stephen J. Butte and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit
            10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 1999.)
       (aa) Employment Agreement dated as of July 1, 2000 between Keystone Property Trust and Jeffrey E. Kelter.(1)
       (bb) Employment Agreement dated as of July 1, 2000 between Keystone Property Trust and Stephen J. Butte.(1)
       (cc) Employment Agreement dated as of July 1, 2000 between Keystone Property Trust and Charles C. Lee, Jr.(1)
       (dd) Employment Agreement dated as of December 1, 2000 between Keystone Property Trust and Robert F. Savage, Jr.(1)

----------
(1) Filed herewith.

21.1 SUBSIDIARIES OF THE REGISTRANT: The Registrant has subsidiaries carrying on the same line of business as the Registrant as follows:


                                                                   STATE OF
                                                                 INCORPORATION/
NAME                                                              ORGANIZATION
----                                                          ------------------

Keystone Operating Partnership, L.P.                                Delaware
Virginia Street Associates Limited Partnership                      Colorado
American Quadrangles Partners, L.P.                                 Delaware
American Sedona Partners, L.P.                                      Colorado
American Quadrangles Corp.                                          Delaware
American Sedona Corp.                                               Colorado
RROP, L.L.C.                                                       New Jersey
McBride Properties                                                 New Jersey
New Jersey Associates                                              New Jersey
UFSC, L.L.C.                                                       New Jersey
OIP/BRE, L.L.C.                                                    New Jersey
MBP/BRE, L.L.C.                                                    New Jersey
NJA/BRE, L.L.C.                                                    New Jersey
FLIP/BRE II, L.L.C.                                                New Jersey
REA/SPC II, Inc.                                                   New Jersey
Keystone Realty Services, Inc.                                    Pennsylvania
Avalanche Investment Corporation                                    Maryland
Winchester Corporate Center GP Corp.                              Pennsylvania
Winchester Corporate Center, L.P.                                 Pennsylvania
American DE/SPE L.L.C.                                              Delaware
American DE/SPE 2, L.L.C.                                           Delaware
American DE/SPE 1, Inc.                                             Delaware
American DE/SPE 2, Inc.                                             Delaware
American DE/SPE 3, Inc.                                             Delaware
American DE/SPE 4, Inc.                                             Delaware
American DE/SPE 4, L.P.                                             Delaware
21 Roadway, L.P.                                                  Pennsylvania
Keystone Roadway Partners GP, LLC                                 Pennsylvania
American DE/SPE5, Inc.                                              Delaware
American DE/SPE5, L.L.C.                                            Delaware
RMOP GP, L.L.C.                                                     Delaware
Keystone Lemoyne Partners GP, L.L.C.                              Pennsylvania
Keystone Lemoyne Partners, L.P.                                     Delaware
Keystone New Jersey, L.P.                                           Delaware
400 Cabot Drive, L.L.C.                                            New Jersey
4 Applegate, L.L.C.                                                New Jersey
Henderson Drive, L.L.C.                                             Delaware
Stults, L.L.C.                                                      Delaware
Nixon Park, L.L.C.                                                  Delaware
PF (OH) One, L.L.C.                                                 Delaware
PF (OH) Two, L.L.C.                                                 Delaware
Keystone Cranbury West, L.L.C.                                      Delaware
Keystone Cranbury East, L.L.C.                                      Delaware
First Point Associates, L.L.C.                                       Indiana
3 Points Associates, L.L.C.                                          Indiana

23.1  CONSENT OF ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 5, 2001 included in this Form 10-K, into the Company's previously filed: Form S-3 Registration Statements File Nos. 333-58971, 333-59251, 333-67637, 333-74277, 333-77627, 333-89095, 333-92741, 333-31504 and
Form S-8 Registration Statement File No. 333-70529.

                                                /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 29, 2001

To the Board of Trustees and Shareholders of Keystone Property Trust:

      We have audited the accompanying balance sheets of Keystone Property Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Property Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statement schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ Arthur Andersen LLP


Philadelphia, Pennsylvania
February 5, 2001

                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                       ASSETS
                                       ------                                   YEARS ENDED DECEMBER 31,
                                                                                  2000           1999
                                                                                ---------      ---------
INVESTMENT IN REAL ESTATE:
      Land and land improvements ..........................................     $ 128,171      $ 106,279
      Buildings and improvements ..........................................       685,774        574,466
      Assets held for sale ................................................       114,073        160,361
      Development and construction-in-progress ............................        28,366         17,770
      Investment in direct financing lease ................................         1,214          1,460
                                                                                ---------      ---------
                                                                                  957,598        860,336
      Less - Accumulated depreciation .....................................       (35,508)       (16,559)
            Accumulated depreciation - assets held for sale ...............        (5,050)        (5,837)
                                                                                ---------      ---------
                       Total accumulated depreciation .....................       (40,558)       (22,396)
                                                                                ---------      ---------
                       Total investment in real estate, net ...............       917,040        837,940
                                                                                ---------      ---------

CASH AND CASH EQUIVALENTS .................................................         3,668          4,144
RESTRICTED CASH AND CASH ESCROWS ..........................................         6,597          3,470
ACCOUNTS RECEIVABLE, including straight-line rent receivable of $6,759 and $3,029 in 2000 and 1999, respectively,
      net of allowance for bad debts of $250 in 2000 ......................         9,446          5,966
DEFERRED FINANCING COSTS, net of accumulated amortization of
      $3,814 and $2,078 in 2000 and 1999, respectively ....................         5,775          6,522
DEFERRED LEASING COSTS, net of accumulated amortization
      of $2,184 and $776 in 2000 and 1999, respectively ...................         7,426          3,672
EQUITY METHOD INVESTMENTS .................................................         6,686          5,405
OTHER ASSETS ..............................................................         6,049          7,957
                                                                                ---------      ---------
                       Total assets .......................................     $ 962,687      $ 875,076
                                                                                =========      =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
      Mortgage notes payable and revolving credit facility, including unamortized premiums on assumed indebtedness of $2,854
           and $3,691 in 2000 and 1999, respectively ......................     $ 616,569      $ 522,112
      Accounts payable ....................................................         3,350          2,551
      Dividends and distributions payable .................................         2,299          1,999
      Accrued interest payable ............................................         2,274          2,698
      Accrued expenses and other liabilities ..............................        12,312         11,347
      Deferred rent revenue ...............................................         1,949          2,708
                                                                                ---------      ---------
           Total liabilities ..............................................       638,753        543,415
                                                                                ---------      ---------
MINORITY INTEREST, 7,675,649 and 7,326,853 units outstanding in 2000
      and 1999, respectively ..............................................        76,710         91,310

CONVERTIBLE PREFERRED UNITS ...............................................        80,295         54,621

COMMITMENTS AND CONTINGENCIES .............................................            --             --

SHAREHOLDERS' EQUITY:
   Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares
     authorized, issued and outstanding, liquidation preference of $20,000              1              1
   Convertible Preferred Stock, Series B; $.001 par value; 1,600,000 shares authorized, 803,871 and 1,600,000 issued and outstanding in
     2000 and 1999, respectively; liquidation preference of $20,097 and
     $40,000, respectively ................................................             1              1
   Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2000 and 1999, respectively;
     liquidation preference of $20,000 ....................................             1              1
   Common Shares, $.001 par value; 65,000,000 authorized; 9,321,296 and
     8,906,943 shares issued and outstanding in 2000 and 1999, respectively             9              9
      Warrants ............................................................            --            125
      Additional paid-in capital ..........................................       182,067        185,079
      Loans to executives and employees to purchase Common Shares .........        (4,033)        (1,536)
      Deferred compensation ...............................................            --           (282)
      Cumulative net income ...............................................        21,516         20,620
      Cumulative distributions ............................................       (32,633)       (18,288)
                                                                                ---------      ---------
           Total shareholders' equity .....................................       166,929        185,730
                                                                                ---------      ---------
           Total liabilities and shareholders' equity .....................     $ 962,687      $ 875,076
                                                                                =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                            2000           1999            1998
                                                                          ---------      ---------      ---------
REVENUE:
      Rents .........................................................     $ 107,763      $  75,769      $  36,332
      Reimbursement revenue and other income ........................        15,338          8,757          4,696
                                                                          ---------      ---------      ---------
           Total revenue ............................................       123,101         84,526         41,028
                                                                          =========      =========      =========

OPERATING EXPENSES:
      Property operating expenses ...................................        10,696          8,580          5,111
      Real estate taxes .............................................        11,109          6,516          2,582
      Management fees paid to affiliate .............................         3,246          3,048          1,121
      General and administrative ....................................         4,277          3,650            759
      Depreciation and amortization .................................        21,128         16,359          6,911
      Interest expense ..............................................        46,566         30,307         14,539
      Provision for asset valuation .................................        11,300             --             --
                                                                          ---------      ---------      ---------
           Total operating expenses .................................       108,322         68,460         31,023
                                                                          ---------      ---------      ---------

Income before equity in losses from equity method
      investments and gains on sales of assets ......................        14,779         16,066         10,005
Equity in losses from equity method investments .....................           (73)           (62)        (1,167)
Gains on sales of assets ............................................            87          1,284         11,952
                                                                          ---------      ---------      ---------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, extraordinary
      item, and income allocated to preferred shareholders ..........        14,793         17,288         20,790
Distributions to preferred unitholders ..............................        (6,875)        (2,040)           (15)
                                                                          ---------      ---------      ---------
Income before minority interest of unitholders in Operating
      Partnership, extraordinary item, and income allocated to
      preferred shareholders ........................................         7,918         15,248         20,775
Minority interest of unitholders in Operating Partnership ...........          (649)        (5,592)        (9,452)
Extraordinary loss on debt extinguishment net of $110 allocated to
      minority interest of unitholders in Operating Partnership .....            --             --           (110)
                                                                          ---------      ---------      ---------
INCOME BEFORE INCOME ALLOCATED TO PREFERRED SHAREHOLDERS ............         7,269          9,656         11,213


INCOME ALLOCATED TO PREFERRED SHAREHOLDERS ..........................        (6,373)        (3,328)           (40)
                                                                          ---------      ---------      ---------

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS .........................     $     896      $   6,328      $  11,173
                                                                          =========      =========      =========

EARNINGS PER COMMON SHARE - BASIC:
      Net income per Common Share before extraordinary item .........     $     .10      $     .83      $    1.79
      Extraordinary item ............................................            --             --           (.02)
                                                                          ---------      ---------      ---------
      Net income per Common Share - Basic ...........................     $     .10      $     .83      $    1.77
                                                                          =========      =========      =========

EARNINGS PER COMMON SHARE - DILUTED:
      Net income per Common Share before extraordinary item .........     $     .09      $     .80      $    1.75
      Extraordinary item ............................................            --             --           (.02)
                                                                          ---------      ---------      ---------
      Net income per Common Share - Diluted .........................     $     .09      $     .80      $    1.73
                                                                          =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)




                                                                                                                   Additional
                                                                                                                    Paid-in
                                                          Preferred Stock         Common Shares       Warrants      Capital
                                                       ---------------------  ---------------------- ----------    ----------
                                                         Shares     Amount     Shares       Amount
                                                       ---------- ----------  ---------   ----------
BALANCES, JANUARY 1, 1998 ........................          --           --   5,363,281            5         685       51,726
Net income allocated to common shareholders ......          --           --          --           --          --           --
Distributions paid ($.97 per share) ..............          --           --          --           --          --           --
Distributions declared ...........................          --           --          --           --          --           --
Common Shares issued net of $1,042 of
  issuance costs .................................          --           --   1,812,794            2          --       28,459
Restricted Common Shares issued to employees .....          --           --      37,242           --          --          540
Common Shares issued for stock options
  exercised ......................................          --           --      38,500           --          --          385
Common Shares issued for OP Unit conversions .....          --           --     139,948           --          --        1,631
Adjustment for minority interest of
  unitholders in Operating Partnership
  at dates of capital transactions ...............          --           --          --           --          --        2,815
Issuance of Convertible Preferred Stock,
  net of $692 in issuance costs ..................     800,000            1          --           --          --       19,308
Loan to executive officer to purchase
Common Shares ....................................          --           --          --           --          --           --
                                                    ----------   ----------  ----------   ----------  ----------   ----------
BALANCES, DECEMBER 31, 1998 ......................     800,000   $        1   7,391,765   $        7  $      685   $  104,864
Net income allocated to common shareholders ......          --           --          --           --          --           --
Distributions paid ($1.12 per share) .............          --           --          --           --          --           --
Common Shares issued, net of $200 of
  issuance costs .................................          --           --   1,380,678            1          --       19,812
Restricted Common Shares issued to
  employees, net of cancellations of
  500 Common Shares ..............................          --           --       1,054           --          --           22
Common Shares issued as compensation to
  trustees .......................................          --           --      11,830           --          --          177
Common Shares issued for stock options
  exercised ......................................          --           --       2,200           --          --           22
Common Shares issued for OP Unit conversions .....          --           --      19,416           --          --          242
Adjustment for minority interest of
  unitholders in Operating Partnership at dates
  of capital transactions ........................          --           --          --           --          --         (733)
Issuance of Convertible Preferred Stock,
  net of $625 in issuance costs ..................   2,400,000            2          --           --          --       59,373
Loan to executive officer to purchase
  Common Shares ..................................          --           --     100,000            1          --        1,300
Conversion of Warrants to OP Units in
  Operating Partnership ..........................          --           --          --           --        (560)          --
Amortization of restricted share grants
  and forgiveness of executive loans .............          --           --          --           --          --           --
                                                    ----------   ----------  ----------   ----------  ----------   ----------
BALANCES, DECEMBER 31, 1999 ......................   3,200,000   $        3   8,906,943   $        9  $      125   $  185,079
Net income allocated to common shareholders ......          --           --          --           --          --           --
Distributions paid ($1.21 per share) .............          --           --          --           --          --           --
Common Shares issued, net of $125 in
  issuance costs .................................          --           --     102,511           --          --        1,361
Common Shares issued for OP Unit
  conversions ....................................          --           --     101,215           --          --        1,262
Loans to executive officers and employees
  to purchase Common Shares ......................          --           --     211,660           --          --        2,717
Restricted Shares forfeited ......................          --           --      (1,033)          --          --          (20)
Adjustment for minority interest of unitholders in
  Operating Partnership at dates of capital
  transactions ...................................          --           --          --           --          --       11,571
Conversion of Convertible Preferred Stock to
  Redeemable Preferred Stock .....................    (796,129)          --          --           --          --      (19,903)
Amortization of restricted share grants and
  forgiveness of executive loans .................          --           --          --           --          --           --
Conversion of Warrants to OP Units in Operating
  Partnership ....................................          --           --          --           --        (125)          --
                                                    ----------   ----------  ----------   ----------  ----------   ----------
BALANCES, DECEMBER 31, 2000 ......................   2,403,871   $        3   9,321,296   $        9  $       --   $  182,067
                                                    ==========   ==========  ==========   ==========  ==========   ==========


                                                         Loans to
                                                       executives and               Retained
                                                        employees to                Earnings/      Total
                                                         purchase       Deferred  (Accumulated  Shareholders
                                                       Common Shares  Compensation  Deficit)       Equity
                                                       -------------  ------------ ----------   ------------


BALANCES, JANUARY 1, 1998 ........................             --           --         (487)      51,929
Net income allocated to common shareholders ......             --           --       11,173       11,173
Distributions paid ($.97 per share) ..............             --           --       (6,308)      (6,308)
Distributions declared ...........................             --           --       (1,959)      (1,959)
Common Shares issued net of $1,042 of
  issuance costs .................................             --           --           --       28,461
Restricted Common Shares issued to employees .....             --         (540)          --           --
Common Shares issued for stock options
  exercised ......................................             --           --           --          385
Common Shares issued for OP Unit conversions .....             --           --           --        1,631
Adjustment for minority interest of
  unitholders in Operating Partnership
  at dates of capital transactions ...............             --           --           --        2,815
Issuance of Convertible Preferred Stock,
  net of $692 in issuance costs ..................             --           --           --       19,309
Loan to executive officer to purchase
Common Shares ....................................           (392)          --           --         (392)
                                                       ----------   ----------   ----------   ----------
BALANCES, DECEMBER 31, 1998 ......................           (392)        (540)  $    2,419   $  107,044
Net income allocated to common shareholders ......             --           --        6,328        6,328
Distributions paid ($1.12 per share) .............             --           --       (6,415)      (6,415)
Common Shares issued, net of $200 of
  issuance costs .................................             --           --           --       19,813
Restricted Common Shares issued to
  employees, net of cancellations of
  500 Common Shares ..............................             --          (22)          --           --
Common Shares issued as compensation to
  trustees .......................................             --           --           --          177
Common Shares issued for stock options
  exercised ......................................             --           --           --           22
Common Shares issued for OP Unit conversions .....             --           --           --          242
Adjustment for minority interest of
  unitholders in Operating Partnership at dates
  of capital transactions ........................             --           --           --         (733)
Issuance of Convertible Preferred Stock,
  net of $625 in issuance costs ..................             --           --           --       59,375
Loan to executive officer to purchase
  Common Shares ..................................         (1,300)          --           --            1
Conversion of Warrants to OP Units in
  Operating Partnership ..........................             --           --           --         (560)
Amortization of restricted share grants
  and forgiveness of executive loans .............            156          280           --          436
                                                       ----------   ----------   ----------   ----------
BALANCES, DECEMBER 31, 1999 ......................     $   (1,536)  $     (282)  $    2,332   $  185,730
Net income allocated to common shareholders ......             --           --          896          896
Distributions paid ($1.21 per share) .............             --           --      (14,345)     (14,345)
Common Shares issued, net of $125 in
  issuance costs .................................             --           --           --        1,361
Common Shares issued for OP Unit
  conversions ....................................             --           --           --        1,262
Loans to executive officers and employees
  to purchase Common Shares ......................         (2,717)          --           --           --
Restricted Shares forfeited ......................             --           --           --          (20)
Adjustment for minority interest of unitholders in
  Operating Partnership at dates of capital
  transactions ...................................             --           --           --       11,571
Conversion of Convertible Preferred Stock to
  Redeemable Preferred Stock .....................             --           --           --      (19,903)
Amortization of restricted share grants and
  forgiveness of executive loans .................            220          282           --          502
Conversion of Warrants to OP Units in Operating
  Partnership ....................................             --           --           --         (125)
                                                       ----------   ----------   ----------   ----------
BALANCES, DECEMBER 31, 2000 ......................     $   (4,033)  $       --   $  (11,117)  $  166,929
                                                       ==========   ==========   ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                           YEARS ENDED DECEMBER 31
                                                                                   ---------------------------------------
                                                                                     2000           1999            1998
                                                                                   ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net income allocated to common shareholders ...............................     $     896      $   6,328      $  11,173
   Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
        Depreciation and amortization ........................................        22,926         17,821          7,554
        Amortization of debt premiums ........................................          (659)          (701)          (221)
        Amortization of deferred compensation costs and loan forgiveness
           on executive stock loans ..........................................           502            436             --
        Gain on sales of assets ..............................................           (87)        (1,284)       (11,952)
        Bad debt provision ...................................................           250             --             --
        Extraordinary loss ...................................................            --             --            110
        Provision for asset valuation ........................................        11,300             --             --
        Straight-line rental income ..........................................        (3,828)        (1,866)        (1,282)
        Decrease in investment in direct financing lease .....................           246            247            213
        Equity in losses from equity method investments ......................            73             62          1,167
        Common Shares issued for Trustees compensation .......................            --            177             --
        Income allocated to preferred shareholders and preferred unitholders .        13,248          5,368             55
        Minority interest ....................................................           649          5,592          9,452
        Cash provided by (used in)
           Restricted cash ...................................................        (3,127)        (1,370)         2,907
           Accounts receivable ...............................................            --         (1,310)          (593)
           Other assets ......................................................        (2,940)        (1,449)        (2,734)
           Accounts payable, accrued expenses and other liabilities ..........         1,488          5,307          1,663
           Deferred rent revenue .............................................          (759)         1,174          1,415
                                                                                   ---------      ---------      ---------
             Net cash provided by operating activities .......................        40,178         34,532         18,927
                                                                                   ---------      ---------      ---------
INVESTING ACTIVITIES:
   Properties and joint venture interests acquired ...........................       (78,329)      (198,549)      (300,757)
   (Advances and capital contributions to) repayments of advances from equity
      method investments .....................................................        (1,564)           722         (1,997)
   Development and construction in progress expenditures .....................       (21,839)        (4,429)            --
   Capital expenditures and tenant improvements ..............................        (4,360)        (3,479)          (906)
   Payment of leasing commissions ............................................        (3,017)        (2,877)          (981)
   Proceeds from sales of assets, net ........................................        49,372          9,538         41,001
                                                                                   ---------      ---------      ---------
             Net cash used in investing activities ...........................       (59,737)      (199,074)      (263,640)
                                                                                   ---------      ---------      ---------
FINANCING ACTIVITIES:
   Issuances of Common Shares for stock options exercised ....................            --             22            385
   Issuances of Common Shares and Convertible Preferred Stock, net of
      issuance costs .........................................................         1,361         37,689         36,748
   Dividends paid on Common Shares ...........................................       (14,345)        (8,375)        (6,308)
   Distributions paid on Convertible Preferred Stock and Convertible
      Preferred Units ........................................................       (13,368)        (3,423)            --
   Distributions paid on OP Units ............................................        (9,190)        (7,729)        (4,994)
   Proceeds from mortgage notes payable ......................................       114,498        133,996        137,064
   Repayment of mortgage notes payable .......................................       (21,651)        (3,061)       (50,111)
   Redemption of Redeemable Preferred Stock ..................................       (19,903)            --             --
   Payments of deferred financing costs ......................................        (1,266)        (1,830)        (6,326)
   Net (repayments) borrowings under Credit Facility .........................       (17,053)        18,150        123,830
                                                                                   ---------      ---------      ---------
      Net cash provided by financing activities ..............................        19,083        165,439        230,288
                                                                                   ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................          (476)           897        (14,425)
CASH AND CASH EQUIVALENTS, beginning of year .................................         4,144          3,247         17,672
                                                                                   ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .......................................     $   3,668      $   4,144      $   3,247
                                                                                   =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid for interest ............................................     $  48,240      $  27,508      $  14,091
                                                                                   =========      =========      =========

See Notes 3 and 7 for disclosure of non-cash investing and financing activities in 2000, 1999 and 1998.

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

      As of December 31, 2000, the Company owned 93 industrial and 35 office properties aggregating approximately 20.3 million square feet and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, Northern and Central New Jersey, New York State, Ohio, Indianapolis, Indiana, and Greenville, South Carolina and had an overall physical occupancy of 95.4% and 98.9% at December 31, 2000 and 1999, respectively. The Company conducts all of its service operations, including leasing, property management and other services through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 52% at December 31, 2000. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and the their wholly-owned and majority-owned subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVESTMENT IN REAL ESTATE

      Investment in real estate is recorded at cost and depreciated over the estimated useful lives of the related assets. Expenditures for additions, renewals and betterments which extend the useful life of the properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:


                                                               YEARS
                                                               -----
      Buildings and improvements............................   10-35
      Land improvements.....................................      15
      Tenant improvements................................... Applicable
                                                             Lease Term

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $19.7 million, $15.7 million and $6.7 million, respectively.

      At December 31, 2000 and 1999, the Company had an investment in a direct financing lease. The net investment in this lease was $1.2 million and $1.5 million for 2000 and 1999, respectively, which consists of the gross book value of this investment of $1.6 million and $2.1 million, net of unearned income of $386,000 and $640,000, respectively. The unearned income is amortized over the lease term as annual rent payments are collected in order to produce a constant periodic rate of return on the net investment in this lease.

      ASSETS HELD FOR SALE AND ASSET VALUATION WRITEDOWN

      In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss. The impairment loss is measured as the amount that the carrying value of the asset exceeds the fair value of the asset. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows.

      The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At December 31, 1999 the Company had classified $154.5 million of net assets, which consisted of 15 office properties and 11 industrial properties, as held for sale. During the third quarter of 2000, the Company recorded an $11.3 million asset valuation writedown related to certain assets which were being marketed for sale and which were accounted for as assets held for sale. At December 31, 2000, the Company has classified approximately $114.4 million of net assets which consisted of three industrial and 13 office properties, as assets held for sale. In accordance with SFAS No. 121, the Company has suspended depreciation charges on assets held for sale as of the date disposition plans were adopted. During the fourth quarter of 2000 the Company suspended the marketing of two office properties previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. The Company recorded an adjustment in the fourth quarter to record depreciation expense for all of 2000 on these assets.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      CAPITALIZATION POLICY

      The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During 2000 and 1999 the Company capitalized $2.4 million and $513,000, respectively, of interest costs related to construction and development in progress. No amount was capitalized in 1998, as the Company had no assets under construction or active development.

      EQUITY METHOD INVESTMENTS

      The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company and the Company's 50% non-controlling interest in a joint venture, 3 Points Associates, L.L.C., which was formed in June 2000 to develop and own an 800,000 square foot distribution facility in Indianapolis, Indiana.

      CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

      For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts in escrow for payment of property taxes, insurance or capital improvements, as required by the Company's lenders.

      DEFERRED FINANCING AND LEASING COSTS

      Deferred financing costs are amortized on a straight-line basis over the life of the related mortgage loans which approximates the effective interest method. Amortization is included in interest expense in the accompanying statements of operations and was $1.8 million, $1.5 million and $643,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Deferred leasing costs, which include all direct and indirect costs associated with the rental of the Company's properties, are amortized on a straight-line basis over the term of the related leases. Amortization expense for deferred leasing costs was $1.4 million, $628,000 and $169,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Fair values of non-real estate assets and payables approximate their carrying amount due to their short-term nature. The carrying amounts of the mortgage notes payable at December 31, 2000 and 1999 approximated their respective fair values, as determined by using year-end interest rates and market conditions.

      ALLOCATIONS OF INCOME AND LOSSES

      Net income and losses of the Operating Partnership are allocated to the Company and limited partners in accordance with their respective ownership interests in accordance with the terms of the amended and restated limited partnership agreement. The Company's ownership interest in the Operating Partnership was approximately 52%, 56% and 53% and the limited partners' ownership interest was approximately 48%, 44% and 47% at December 31, 2000, 1999 and 1998, respectively.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

      A REIT is generally not subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders as the REIT provisions of the Internal Revenue Code generally allow a REIT to deduct dividends paid to its shareholders to the extent it distributes annually at least 95% (90% effective January 1, 2001) of its taxable income and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax at regular corporate rates on its taxable income. The Company and certain of its subsidiaries are subject to certain state and local taxes. The provision for these taxes has been reflected in general and administrative expense in the accompanying financial statements. The Management Company is subject to federal, state and local taxes on its income as it is organized as a "C" corporation.

      A summary of the tax characteristics of the Company's distributions for the three years ended December 31, 2000, 1999 and 1998 is as follows:


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
COMMON SHARE DISTRIBUTIONS                                  2000         1999       1998
--------------------------                                  ----         ----       ----
Total distributions paid per share                   $       1.21     $     1.12   $    .97
Percent taxable as ordinary income                          79.01%        100.00%    100.00%
Percent non-taxable return of capital                       20.99%          0.00%      0.00%
Classified as ordinary income - per share            $     0.9560     $     0.95   $   1.14(1)
Classified as return of capital - per share          $     0.2540     $       --   $     --

PREFERRED SHARE AND PREFERRED UNIT DISTRIBUTIONS
------------------------------------------------
Distributions declared (in 000's)                    $     13,248     $    5,368   $     55

----------
(1) The Company reported that approximately $.10 or approximately 36% of the distribution declared on December 15, 1998 with a record date of December 31, 1998 and a payable date of January 31, 1999, was taxable in 1999 in accordance with Internal Revenue Code Section 857(b)(8). Approximately $.17 of the remaining distribution was previously reported to shareholders as a 1998 distribution.

      There are differences in the Company's bases of assets and liabilities, specifically relating to minority interests, between those used in financial reporting and the tax basis used for annual federal and state income tax returns. The net federal tax basis of the Company's real estate investments at December 31, 2000 and 1999 was approximately $757.1 million and $690.0 million, respectively.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      RECLASSIFICATIONS

      Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified in order to conform with the presentation in the 2000 consolidated financial statements.

      IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

      Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), is effective for fiscal years beginning after June 15, 2000. SFAS No. 138, which amended Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activity," expands the definition and the accounting and reporting of derivatives and requires every derivative to be recorded on the balance sheet as either an asset or liability measured at its fair value. It requires that companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138 requires that changes in the fair value of derivatives be recognized in the applicable financial reporting period in earnings unless specific hedge criteria are met. The Company adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. In management's opinion, the adoption of these pronouncements, as of January 1, 2001, did not have a material impact on the consolidated statements of operations or comprehensive income as the Company does not have any derivative instruments related to interest rate risk management.

3.    ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

   2000 TRANSACTIONS

      During 2000, the Company acquired seven industrial properties, six acres of land adjacent to one of the facilities and a joint venture partner's 50% interest in a 500,000 square foot industrial property (Note 4), for an aggregate purchase price of $131.7 million. These properties contain an aggregate of approximately 2.7 million square feet and are located in Indianapolis, Indiana and Central and Northern New Jersey. Consideration for these acquisitions consisted of cash of approximately $70.5 million, of which $59.0 million was funded through new mortgage financing, assumed debt of $19.5 million, $25.7 million of Convertible Preferred Units which require a guaranteed payment at an annual rate of 9.75% and are convertible to Common Shares at $16.00 per share and units of limited partnership interest ("OP Units") of $5.9 million (valued at $16.36 per unit). The remaining consideration was funded by mortgage debt.

      In 2000, the Company disposed of 12 industrial properties located in New Jersey, Pennsylvania and New York totaling approximately 1.0 million square feet for net proceeds of approximately $49.4 million which resulted in aggregate gains of $931,000 and aggregate losses of $844,000 and a net gain of $87,000.

      During 2000, the Company began construction of approximately 1.5 million square feet of distribution facilities on land parcels in New Jersey. It is anticipated that 1.0 million square feet of these facilities will be completed in the second and third quarters of 2001. At December 31, 2000, approximately $24.7 million is included in development and construction-in-progress related to these projects.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following unaudited pro forma financial information of the Company for the years ended December 31, 2000 and 1999 gives effect to the properties acquired and sold and the Common Shares, Preferred Stock and OP Unit issuances in 2000 as if the purchases, sales, and issuances had occurred on January 1, 1999.


                                                      (IN 000'S, EXCEPT FOR
                                                         PER SHARE DATA)
UNAUDITED                                           YEARS ENDED DECEMBER 31,
                                                        2000         1999
                                                        ----         ----
Pro forma total revenue.........................    $  118,775   $ 107,523
Pro forma net income allocated to Common Shares.    $      638   $   4,140
Pro forma net income per Common Share - Basic...    $      .07   $     .45
Pro forma net income per Common Share - Diluted.    $      .07   $     .45


   1999 TRANSACTIONS

      During 1999, the Company acquired 35 properties (34 industrial properties and one office property) and 112 acres of land, including the Reckson Morris Industrial Trust ("RMIT") acquisition discussed in detail below, for an aggregate purchase price of approximately $322.1 million. These properties contained an aggregate of approximately 6.8 million square feet consisting of
6.5 million square feet of industrial space and 290,000 square feet of office space. Consideration for these acquisitions consisted of cash of approximately $198.5 million, future cash payments of $5.2 million, $27.6 million of debt assumed (including debt premiums of $850,000), $40.0 million of Convertible Preferred Stock with a conversion price of $16.00, $47.1 million of Convertible Preferred Units issued with conversion prices ranging from $16.00 to $16.50 per unit, $2.2 million of OP Units issued at prices ranging from $15.26 to $17.50 per unit, and the issuance of $1.5 million of Common Shares at a price of $14.44 per share. The Convertible Preferred Stock and Convertible Preferred Units issued as part of these transactions require a quarterly dividend or guaranteed payment at an annual rate ranging from 9% to 9.75%.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following unaudited pro forma financial information of the Company for the years ended December 31, 1999 and 1998 gives effect to the properties acquired and sold and the Common Shares, Preferred Stock and OP Unit issuances during 1999 as if the purchases, sales and issuances had occurred on January 1, 1998.


                                                      (IN 000'S, EXCEPT FOR
                                                         PER SHARE DATA)
UNAUDITED                                           YEARS ENDED DECEMBER 31,
                                                        1999         1998
                                                        ----         ----
Pro forma total revenue.........................    $  108,525   $  99,322
Pro forma net income allocated to Common Shares.    $    5,058   $   4,356
Pro forma net income per Common Share - Basic...    $      .58   $     .50
Pro forma net income per Common Share - Diluted.    $      .56   $     .48

      1998 TRANSACTIONS

      During 1998, the Company acquired 78 properties (24 office properties and 54 industrial properties) which contained an aggregate of approximately 9.9 million square feet (1.5 million square feet of office and 8.4 million square feet of industrial) for an aggregate purchase price of approximately $418.0 million. Consideration for these acquisitions consisted of cash of approximately $300.0 million, $49.0 million of debt assumed (including debt premiums of $3.8 million), $51.0 million in OP Units, issued at prices ranging from $16.50 to $17.50 per unit, $7.5 million in Convertible Preferred Units, and the issuance of $11.0 million of Common Shares. The 300,000 Convertible Preferred Units issued are convertible into Common Shares at $16.50 and require a quarterly guaranteed payment at the annual rate of 9% which increased to 9.5% effective December 23, 1999. These Convertible Preferred Units are redeemable by the Company at par at any time.

      In 1998, the Company sold two multifamily properties (Americana Lakewood Apartments and Quadrangle Village Apartments) which generated net proceeds of $41.0 million and gains of $11.9 million. The net proceeds from these asset sales were re-invested in acquisitions during 1998.

4.    EQUITY METHOD INVESTMENTS

      KEYSTONE REALTY SERVICES, INC.

      The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities including the management, leasing and development of the Company's properties and properties owned by third parties, as well as providing other real estate related services for third parties.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      INDIANAPOLIS JOINT VENTURES

      In December 1998, the Company entered into an agreement to develop 491 acres of land located in Airtech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2003, and a right of first offer until December 31, 2008, to develop distinct land parcels through joint ventures in which the Company will have a 50% non-controlling interest. As consideration for its investment in each joint venture the Company will issue OP Units to its joint venture partner based upon a pre-determined formula which is based on the number of acres in the specific development parcel. In addition, the Company will be required to fund its 50% share of any additional capital requirements for each venture. The Company is also required to make option payments on a quarterly basis at a rate equal to its then current distribution rate to unitholders in the Operating Partnership for the OP Units which have yet not been issued in consideration for interests in specific joint ventures. On the earlier of December 31, 2003 or the date in which the Company acquires an interest in at least 368 acres of land, the joint venture partner has an option to require the Company to purchase an interest in the remaining undeveloped land. In the years ended December 31, 2000 and 1999, the Company incurred and capitalized $630,000 and $424,000 of costs related to this option, and such payments are included in other assets in the accompanying balance sheets.

      In January 2000, the Company acquired its 50% joint venture partner's ownership interest in a venture, First Point Associates, LLC, which constructed a 500,000 square foot industrial building in Airtech Park for $8.9 million. The consideration for this acquisition was $5.9 million of OP Units valued at $16.36 per unit and $3.0 million in cash.

      In June 2000, the Company acquired a 50% interest in 3 Points Associates, LLC ("3 Points"), an entity formed to develop and construct an 800,000 square foot distribution facility in Airtech Park at a cost of approximately $19.5 million. As consideration for this acquisition, the Company issued 41,582 OP Units at $17.50 per OP Unit, and contributed approximately $1.0 million in cash. 3 Points has obtained a $15.7 million construction loan at a rate equal to LIBOR +2.0% which matures in June 2003 and is jointly guaranteed by the Company and the other member of 3 Points Associates, LLC. In January 2001, the joint venture signed a ten-year lease agreement with a tenant for the entire facility which requires annual average rental payments of approximately $2.4 million plus reimbursement of all operating expenses.

      The following table summarizes the equity method investments of the Company as of December 31, 2000 and 1999.


                                                     (IN 000'S)
                                                     DECEMBER 31,
                                                ---------------------
                                                 2000          1999
                                                -------       -------
      Keystone Realty Services, Inc.            $ 4,372       $ 4,423
      3 Points Associates, LLC                    2,314           ---
      First Point Associates, LLC                   ---           982
                                                -------       -------
                TOTAL                           $ 6,686       $ 5,405
                                                =======       =======

##

5.    INDEBTEDNESS

VARIABLE RATE INDEBTEDNESS

      On April 30, 1998, the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the ratio currently in effect is LIBOR +2.25 (9.06%) at December 31, 2000. In addition, a fee ranging from .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million.

      At December 31, 2000 and 1999, the Company had $124.9 million and $141.9 million, respectively, outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 55 and 63 properties at December 31, 2000 and 1999, respectively. The weighted average balance outstanding and weighted average interest rate for the years ended December 31, 2000 and 1999 for borrowings under the Credit Facility were $136.6 million and $137.4 million and 8.71% and 7.19%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and interest coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of December 31, 2000.

      In December 2000, the Company obtained a $37.0 million loan to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2002 and requires interest at LIBOR + 2.25% (8.90%) at December 31, 2000. The Company had approximately $5.2 million outstanding on this loan at December 31, 2000.

      In May 2000, the Company obtained a $27.8 million three-year recourse term facility which the Company can prepay at any time. At December 31, 2000, the Company has $15.7 million outstanding under this facility. This facility is collateralized by mortgages on three properties and a lease assignment on another property, and requires interest at a sliding scale based on the amount of borrowings outstanding on the facility. The scale ranges from LIBOR + 1.80% to LIBOR + 2.25% and is LIBOR +2.25% (9.06%) at December 31, 2000. This facility requires the Company to meet the same financial covenants as the Credit Facility.

      In August 1999, the Company obtained an $8.2 million construction loan to build an 80,000 square foot office building in Allentown, Pennsylvania. This loan is collateralized by this property. The interest rate is based on LIBOR + 2.0% (8.82% at December 31, 2000). The Company had approximately $7.5 million and $2.1 million outstanding on this loan at December 31, 2000, and 1999, respectively.

      In December 1999, the Company obtained a $2.0 million working capital facility from a commercial lender which is secured by one of the Properties. The terms of the facility require monthly interest at LIBOR + 1.85% and the facility matures in January 2003. No amounts were outstanding from this facility at December 31, 2000 and 1999.

##

      FIXED RATE INDEBTEDNESS

      Mortgage notes of $460.4 million and $376.4 million encumbered 69 and 60 of the Properties at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%. Mortgage notes had weighted average interest rates of 7.71%, 7.68% and 7.75% at December 31, 2000, 1999, and 1998, respectively. The maturities for these notes range from November 2001 through October 2022.

      In connection with several acquisitions in 1998 and 1997, the Company assumed certain mortgage notes with an aggregate principal value of $75.9 million and a fair value of $80.5 million. The difference between the principal value and the fair value was recorded as a debt premium. These debt premiums are being amortized into interest expense over the term of the related mortgage debt. In 2000, 1999 and 1998, $659,000, $701,000 and $221,000, respectively, was amortized into interest expense related to these debt premiums.

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

      As a condition of certain of the mortgage loans, initial and ongoing cash reserves are required to be funded for real estate taxes, insurance, tenant rollover costs and capital reserves. The aggregate balances in these reserve accounts at December 31, 2000 and 1999 were approximately $6.6 million and $3.5 million, respectively.

      Maturities of mortgage notes payable, excluding debt premiums as of December 31, 2000, over the next five years are as follows (in 000's):

                                                     Amount
                                       Principal     due at
                                     Amortization   Maturity     Total
                                     ------------  ----------  ---------
          2001......................   $ 5,440     $  9,047(1) $  14,487
          2002......................     6,244      154,633(2)   160,877
          2003......................     6,649        4,067       10,716
          2004......................     7,025       39,754       46,779
          2005......................     6,760      167,851      174,611
          2006 and thereafter ......      --           --        206,245
                                                               ---------
          TOTAL.....................                           $ 613,715
                                                               =========

----------
(1) Approximately $8.0 million of these maturities were re-paid in January 2001 upon the sale of the related property which secured this mortgage (Note 14).
(2) Includes the Company's Credit Facility which has an outstanding balance of approximately $124.9 million at December 31, 2000, and matures April 29, 2002.

##


6.    SHAREHOLDERS' EQUITY

The following table summarizes the Company's Common Share and Convertible
   Preferred Stock activity in 2000, 1999 and 1998:


                                                NUMBER OF SHARES                               EXERCISE OR    NET CASH
                                    DATE OF        CONVERTIBLE      NUMBER OF                   CONVERSION    PROCEEDS
TYPE OF ISSUANCE                    ISSUANCE     PREFERRED STOCK  COMMON SHARES  SHARE PRICE      PRICE      (IN 000'S)
----------------                    --------     ---------------  -------------  -----------      -----     ----------
2000 ACTIVITY

Stock issuance (1) .............     Various              --         102,511     $   14.50      $    --     $    1,361

Conversion of Convertible
   Preferred Stock to
   Redeemable Preferred
   Stock(2) ....................     7/18/00        (796,129)             --            --        16.00             --

Executive and employee stock
   issuance (3) ................     Various              --         211,660         12.84           --             --

OP Unit redemptions (4) ........     Various              --         101,215            --           --             --
                                                  ----------      ----------                                ----------
                                                    (796,129)        415,386                                $    1,361
                                                  ==========      ==========                                ==========

1999 ACTIVITY

Stock issuance (1) .............     Various              --       1,276,800     $   14.50      $    --     $   18,314

Convertible Preferred Stock
   issuance (5) ................     9/27/99       1,600,000              --            --        16.00             --

Convertible Preferred Stock
   issuance (6) ................     9/27/99         800,000              --            --        15.75         19,375

Stock issuance (7) .............     9/27/99              --         103,878         14.44           --             --

Stock issued as
   compensation (8) ............     Various              --          11,830     14.50-15.56         --             --

OP Unit redemptions (4) ........     Various              --          19,416            --           --             --

Stock options exercised ........     4/10/99              --           2,200            --        10.00             22

Executive stock issuance and
   Restricted Stock Awards (3) .     3/24/99              --         101,554     13.00-14.50         --             --
                                                  ----------      ----------                                ----------
                                                   2,400,000       1,515,678                                $   37,711
                                                  ==========      ==========                                ==========

1998 ACTIVITY

Convertible Preferred Stock
offering (9) ...................     12/24/98        800,000              --     $      --     $  16.50     $   19,308

Restricted Stock Awards (3) ....     12/11/98             --          37,242         14.50           --             --

Stock issuance (10) ............     8/19/98              --         720,743         15.81           --             --

Stock issuance (11) ............     7/9/98               --       1,092,051         16.50           --         17,440

OP Unit redemptions (4) ........     Various              --         139,948            --           --             --

Stock options exercised ........     Various              --          38,500            --        10.00            385
                                                  ----------      ----------                                ----------
                                                     800,000       2,028,484                                $   37,133
                                                  ==========      ==========                                ==========

----------

(1) These Common Shares were issued to certain trustees and executives of the Company and other investors as part of a $20 million private placement which was completed in phases between October 12, 1999 and January 18, 2000.

(2) In accordance with the Contribution and Exchange Agreement for the RMIT transaction, any aggregate amount of Convertible Preferred Stock issued to Reckson Operating Partnership, L.P. or its affiliates ("ROP") in excess of $40 million of Convertible Preferred Stock and Convertible Preferred Units is not convertible into Common Shares, however, it is redeemable at ROP's option. Upon the closing of the last phase of the RMIT transaction in May 2000, approximately $19.9 million of ROP's Convertible Preferred Stock and Convertible Preferred Units were in excess of $40.0 million. In July 2000, ROP redeemed $19.9 million, (796,129 shares at a liquidation preference of $25 per share) of this Preferred Stock.

(3) As part of the Company's Omnibus Incentive Plan (Note 9), during 2000 the Company issued Common Shares to certain executives and employees in consideration for non-interest bearing notes. In 1999 and 1998, the Company issued Common Shares for restricted stock awards and non-interest bearing notes (Note 9).

(4) OP Unit redemptions represent Common Shares issued upon conversion of OP Units at the request of the respective unitholders.

(5) Offering, as part of the RMIT transaction, for 1,600,000 shares of non-voting Series B Convertible Preferred Stock, par value $.001 per share, with liquidation preference of $25.00 per share. The shares are convertible into Common Shares at $16.00 per share. Dividends are payable quarterly at an annual rate of $2.4375 per share of Series B Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.56. The Series B Preferred Stock is redeemable by the Company at any time for cash payments equal to an amount which produces a 17% internal rate of return to the preferred shareholder. After the fifth anniversary of the issuance date through the ninth anniversary thereof the redemption price is based on a defined premium as specified in the subscription agreement.

(6) Offering for 800,000 shares of non-voting Series C Convertible Preferred Stock, par value $.001 per share, with liquidation preference of $25.00 per share. The shares are convertible into Common Shares at $15.75 per share. Dividends are payable quarterly at an annual rate of $2.4375 per share of Series C Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.54. The Series C Preferred Stock is not redeemable by the Company prior to September 27, 2004. After the fifth anniversary of the issuance date through the ninth anniversary thereof the redemption price is based on a defined premium as specified in the subscription agreement.

(7)  Shares issued as partial consideration for the RMIT acquisition.

(8)  Shares issued to trustees as compensation in lieu of cash for trustee fees.

##




(9) Offering for 800,000 shares of non-voting Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $25.00 per share. These shares are convertible into Common Shares at $16.50 per share. Dividends are payable quarterly at an annual rate of $2.25 per share of Series A Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.485. The Series A Preferred Stock is not redeemable by the Company prior to December 15, 2003. After December 15, 2003 through the ninth anniversary thereof, the redemption price is based on a defined premium as specified in the subscription agreement.

(10) These shares were issued as a partial repayment for certain indebtedness encumbering certain properties in the Pioneer Portfolio, which was acquired on August 19, 1998.

(11) Investors were funds managed by Morgan Stanley Asset Management, Inc. ("MSAM") and CRA Real Estate Securities, L.P. This private placement included a provision which required a special cash distribution to MSAM on July 9, 2000 if the Company failed to consummate a Qualifying Offering, as defined in the subscription agreement. This special cash distribution was equal to 2.5% of the Common Shares outstanding on July 9, 2000 multiplied by the average price of the Company's Common Shares during the 30-day period ending on the third business day prior to July 9, 2000. In accordance with this provision the Company paid MSAM and affiliates approximately $3.2 million in July 2000. The Company has accounted for this payment as a return of capital distribution to these shareholders.

MINORITY INTEREST AND CONVERTIBLE PREFERRED UNITS

      Minority interest represents interests in the Operating Partnership owned by its limited partners. Income allocated to the minority interest is based on the ownership of the limited partners throughout the year. Pursuant to the amended and restated limited partnership agreement, the limited partners of the Operating Partnership received a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into Common Shares or cash, at the election of the Company, at any time on a one for one basis. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company's Common Shares. The limited partners, in the aggregate, excluding 3.2 million of Convertible Preferred Units outstanding could convert their partnership interests in the Operating Partnership into 7.7 million, 7.3 million, and 7.0 million Common Shares as of December 31, 2000, 1999, and 1998, respectively. OP Units totaling 101,215, 19,416, and 139,948 were converted into Common Shares in 2000, 1999, and 1998, respectively.

      The Company has three series of non-voting Convertible Preferred Units outstanding all of which have a liquidation value of $25 per share. The 300,000 Series B Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.5%. The 2,461,094 Series C Convertible Preferred Units have a conversion price of $16.00 and require a preferred return of 9.75%. The 450,700 Series D Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.0%. The preferential return on the Series C Convertible Preferred Units is subject to increase in the event the annual distribution on common OP Units exceeds $1.56. The Series B Convertible Preferred Units are redeemable by the Company at any time. The Series C and Series D Convertible Preferred Units are not redeemable by the Company prior to September 27, 2004 and July 21, 2004, respectively. The redemption price for the Series C Convertible Preferred Units subsequent to September 27, 2004 through September 27, 2009 includes a defined premium as specified in the Amended and Restated Limited Partnership Agreement.

##

7.    RELATED PARTY TRANSACTIONS

      The Company has leases with companies in which trustees of the Company are officers and shareholders. The annual aggregate base rental revenue under these leases was approximately $1.1 million for each of the years ended December 31, 2000, 1999 and 1998.

      The Company incurred costs during 2000 and 1999 related to construction, and capital and tenant improvements of approximately $3.5 million and $591,000, respectively, leasing commissions of $1.1 million and $1.3 million, respectively, and repairs, maintenance and other costs of $291,000 and $21,000, respectively, which were earned by the companies in which the Company's Chairman and certain of its trustees are officers and shareholders.

      Certain limited partners of the Operating Partnership, which include certain trustees and entities in which certain trustees have an ownership interest, have guaranteed an aggregate of approximately $56.0 million of the mortgage loans as of December 31, 2000 and 1999.

      Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. The Company's Chief Executive Officer and President, Hudson Bay Partners, Inc. ("Hudson Bay") and the Company's Chairman and certain members of his family, own 40%, 30% and 30%, respectively, of the common stock of the Management Company. No dividends were paid by the Management Company in 2000, 1999, or 1998. Management fees paid by the Operating Partnership's properties to the Management Company are included in the accompanying statements of operations and amounted to $3.2 million, $3.0 million and $1.1 million during 2000, 1999 and 1998, respectively. The Management Company also receives reimbursements of certain costs attributable to the operation of the properties. Such reimbursements are included in property operating expenses and general and administrative expenses in the accompanying statements of operations and amounted to $2.6 million, $2.8 million and $294,000 during 2000, 1999 and 1998, respectively. The Company also incurred $565,000 and $84,000 of leasing commissions in 1999 and 1998, respectively, related to services performed by the Management Company.

      In December 1999, the Company acquired an 89% interest (and escrowed OP Units to purchase the remaining 11%) in a limited partnership which owns a 407,100 square foot industrial building in Central Pennsylvania. The Company's Chief Executive Officer and President was the general partner and certain other executives were limited partners in this limited partnership. Subsequent to this acquisition, the Company's Chief Executive Officer and President and certain other executive officers are limited partners in this limited partnership. The purchase price of this building was $16.0 million and the consideration consisted of $14.6 million in cash and $1.4 million in OP Units at a price of $15.26, which was the 30-day average price of the Company's Common Shares prior to the acquisition date.

      In accordance with the terms of the Contribution and Exchange Agreement for the RMIT transaction, the Company has guaranteed $5.0 million of a $15.0 million revolving loan that Joseph Morris, a trustee of the Company, Robert Morris and Morris Realty, L.P. (the "Morris Principals") have obtained from a commercial lender. The Company has deposited $3.0 million with the lender as collateral for this guarantee, which reduced the outstanding amount of the existing guarantee to $2.0 million. Joseph and Robert Morris have pledged Series C Preferred Units with a liquidation value of approximately $37.1 million as collateral for this loan. In September 2001 the loan matures, and the Company will be released from this guarantee. This revolving loan replaced and repaid the $12.5 million loan the Morris Principals had with Reckson Associates Realty Corp. ("Reckson"). Under terms of the

##

loan agreement with Reckson, the Morris Principals were obligated to pay Reckson monthly interest at the prime rate plus .50% (the "Morris Interest") and the Company was obligated to pay the difference between the Morris Interest and 15%. During 2000 and 1999, the Company incurred $309,000 and $198,000 related to this obligation.

      In connection with the RMIT transaction, during 2000 the Company paid a monthly construction management fee of $308,000 to an affiliate of Reckson. The Company capitalized this fee as a cost of the RMIT transaction.

      The Company is obligated to pay the Morris Companies additional purchase price related to the RMIT transaction in an amount equal to 1.5% of the monthly rent collected from the tenants in the acquired buildings. These payments are required to be made monthly during the period from October 1999 until October 2002. The Company has estimated the amounts due under this obligation and has capitalized this amount as additional purchase price for the RMIT transaction. In 2000 and 1999, the Company incurred approximately $455,000 and $68,000, respectively, related to this obligation. The Company has also loaned $787,000 to Morris Realty, L.P. This loan requires monthly interest payments at Prime +1.00% and matures in October 2001. Affiliates of Joseph and Robert Morris have pledged certain Series C Preferred Units as collateral for this loan.

      Certain affiliates of Joseph Morris have received equity interests in certain entities which are controlled by the Company as consideration for development fees which the Company is required to pay in accordance with the terms of the RMIT transaction.

      An affiliate of Hudson Bay, the Company's Chief Executive Officer and its Chairman contributed outstanding Common Share and OP Unit warrants aggregating 675,000 to the Operating Partnership in exchange for OP Units in 2000 and 1999.

      As further discussed in Notes 9 and 11, certain executives and other employees have recourse loans from the Company related to Common Share issuances and purchases.


8.    OPERATING LEASES AND OTHER TENANT MATTERS

      The Company's properties are leased to tenants generally under operating leases with expiration dates extending through 2019. Future minimum rentals under 301 noncancellable operating leases, excluding tenant reimbursements of operating expenses as of December 31, 2000 are as follows:


                                                             (IN 000'S)
                                                          ---------------
         2001.........................................      $   101,407
         2002.........................................      $    89,302
         2003.........................................      $    76,897
         2004.........................................      $    66,649
         2005.........................................      $    56,343
         Thereafter...................................      $   218,367

      The revenue resulting from straight-line rental income adjustments for the years ended December 31, 2000, 1999 and 1998 was $3.8 million, $1.9 million and $1.3 million, respectively. No tenant represented more than 10% of the minimum rental revenues for 2000, 1999 and 1998.

##



      In April 2000, Neuman Distributors, Inc. ("Neuman"), a tenant which leases a distribution facility of approximately 332,000 square feet in Teterboro, New Jersey (the "Neuman Property"), notified the Company that it filed for protection under Chapter 11 of the Bankruptcy Code. Annual rent under this lease (the "Original Lease") is approximately $2.2 million, which is approximately 2% of the Company's current aggregate annualized in-place base rents from all of its existing tenants. The debtor's estate paid all post-petition rent under the Original Lease through and including October 2000. In October 2000, the Bankruptcy Court approved an arrangement pursuant to which The Morris Companies ("Morris"), an affiliate of Joseph Morris obtained the right, subject to the approval of the Board of Trustees, to deliver to the Company a lease modification for the Neuman Property, signed by a third party tenant agreed to by the Company, with a net monthly rental which exceeds the net monthly rental under the Original Lease and upon such other terms and conditions as were reasonably acceptable to the Company. Pursuant to this arrangement, Morris paid the Company the rent under the Original Lease for November 2000.

      In December 2000, the Bankruptcy Court approved an arrangement pursuant to which a third-party (the "Optionee") was granted an option (the "Option") by the Company (a) to lease the Neuman Property pursuant to an amendment and restatement of the Original Lease (the "Restated Lease") to be entered into upon exercise of the Option, and (b) to purchase the Neuman Property, at certain specified times during the term of the Restated Lease, pursuant to a purchase option agreement to be entered into upon exercise of the Option. As consideration for the Option, the Optionee paid to the Company monthly non-refundable option payments of $279,000 (the "Option Payments") during the period from December 2000 through and including March 2001. In March 2001, the Option expired and the lease was surrendered by the Trustee under an agreement whereby the former tenant is able to occupy the building until May 15, 2001. No rent is payable to the Company unless the tenant elects to remain in the building after this time and in any event the tenant is required to exit the premises by May 31, 2001. The Company is currently marketing this space for occupancy. The Company believes that it will be able to re-lease this building within a reasonable period of time at a rental rate which exceeds the rate under the surrendered lease given the current market conditions in the Northern New Jersey industrial market and the quality and location of the building.

   9. BENEFIT PLANS AND STOCK WARRANTS

STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND STOCK LOANS

      The Company's Omnibus Incentive Plan (the "Plan"), as amended in 1998, has authorized the grant of compensatory awards to employees consisting of stock options, stock awards, stock appreciation rights and other stock-based awards representing up to 10% of the combined number of Common Shares and OP Units of the Operating Partnership. Incentive stock options are to be granted at not less than the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years. The vesting period of each grant varies and is determined at the date of grant. No incentive stock options or non-qualified options were granted in 2000. During 1999, the Company granted 18,000 non-qualified options to certain employees. During 1998, the Company granted 156,250 incentive stock options and 447,500 non-qualified options to certain employees. Each option is exchangeable for one Common Share and has an exercise price ranging from $14.50 to $16.50, the Company's market price at the grant date. These options have a ten-year term and vest pro-rata in annual installments ranging from two to five years from the grant date. Any award issued under the plans which is forfeited, expires or terminates prior to vesting or exercise is available for future award under the plans.

      In 2000, in connection with the Plan, the Company issued 211,660 Common Shares to certain executives and employees in consideration for recourse non-interest bearing notes maturing in 2006, aggregating $2.7 million. These Common Shares carry dividend and voting rights and also secure the

##

notes. One-fifth of the amount outstanding under these notes will be forgiven annually over a five year period beginning in 2002 only in the event the respective individual is still an employee of the Company at the end of each respective year. These notes have been shown in the accompanying financial statements as a reduction in shareholders' equity.

      In April 1999, the Company issued 100,000 Common Shares to its Chief Executive Officer and President, in consideration for a non-interest bearing recourse note of $1.3 million which is also secured by the 100,000 Common Shares. The loan is to be forgiven by the Company annually at $186,000 per year over its seven-year term as long as this executive remains employed by the Company. In 1998, the Company's Chief Financial Officer was issued a $392,000 non-interest bearing recourse note which the executive used to acquire 25,000 Common Shares. Under the terms of his employment agreement, $33,333 of this note is forgiven annually over a three year period on each anniversary date of the start of his employment by the Company. These Common Shares carry dividend and voting rights. These notes have been shown in the accompanying financial statements as a reduction in shareholders' equity.

      In 1999 and 1998, the Company granted a total of 38,796 restricted Common Shares to certain executives and employees under the Plan as compensation. These shares carry dividend and voting rights and vested over a two-year period. The shares issued under this Plan were recorded at their fair market value on the date of grant with a corresponding total charge of $562,000 to shareholders' equity, which was recorded in additional paid-in capital. The unearned portion was amortized to compensation expense over the two-year vesting period. During 2000 and 1999, the Company amortized $282,000 and $280,000, respectively, of compensation expense relating to these restricted shares.

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

      The following table summarizes the activity and balance outstanding for each plan for 2000, 1999 and 1998:


                            2000                   1999                  1998
                    ---------------------  ---------------------  -------------------
                                WEIGHTED               WEIGHTED                 WEIGHTED
                                AVERAGE                AVERAGE                  AVERAGE
                                EXERCISE               EXERCISE                 EXERCISE
                    OPTIONS      PRICE     OPTIONS      PRICE      OPTIONS       PRICE
                    -------      -----     -------      -----      -------       -----
   OMNIBUS
   INCENTIVE PLAN
   Outstanding,
   beginning of
   year             604,750     $ 15.18    602,250    $ 15.18        ---           ---
   Granted........      ---         ---     18,000      15.24      603,750      $ 15.18
   Exercised......      ---         ---       ---        ---        ---            ---
   Forfeited......  (41,000)      14.99    (15,500)     15.08       (1,500)       16.50
                    --------    -------    -------    --------     -------      -------
   Outstanding,
   end of year....  563,750     $ 15.19    604,750    $ 15.18      602,250      $ 15.18
                    =======     =======    =======    ========     =======      =======

   NON-EMPLOYEE
   PLAN
   Outstanding,
   beginning of
   year...........   15,800     $ 10.00     18,000    $ 10.00       56,500      $ 10.00
   Granted........      ---         ---       ---        ---          ---         ---
   Exercised......      ---         ---     (2,200)     10.00      (38,500)       10.00
   Forfeited......      ---         ---       ---        ---          ---         ---
                    -------     -------    -------    --------     -------      -------
   Outstanding,
   end of year....   15,800     $ 10.00     15,800    $ 10.00       18,000      $ 10.00
                    =======     =======    =======    ========     =======      =======

   Total options
   outstanding and
   weighted
   average
   exercise price
   for all plans    579,550     $ 15.05    620,550    $ 15.05      620,250      $ 15.03
                    =======     =======    =======    ========     =======      =======

      The following table summarizes information about stock options exercisable at December 31 for each of the past three years:


                                               WEIGHTED
                                                AVERAGE
                                NUMBER OF      EXERCISE
               YEAR              OPTIONS         PRICE
      ---------------------  --------------  --------------

         December 31, 1998        34,667         12.76
         December 31, 1999       181,703         14.43
         December 31, 2000       337,717         14.71

                       KEYSTONE PROPERTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Company accounts for its stock-based options under Accounting Principles Board Opinion No. 25, under which no compensation expense related to options has been recognized, as all options have been granted with an exercise price equal to or greater than the fair value of the Company's Common Shares on the date of grant. The Company reports under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes. In accordance with SFAS No. 123, the fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions: 7.00% dividend yield; an expected life of
3.5 years; expected volatility of 29%; and a risk free interest rate of 5.0% and 4.97% for 1999 and 1998, respectively. The weighted average fair value of those shares granted in 1999 and 1998 was $2.20 and $1.96, respectively, per option granted. The weighted average remaining contractual life of the options outstanding is 7.5 years.

      Using these assumptions, the fair value of the stock options granted in 1999 and 1998 was approximately $45,000 and $1,323,000, respectively. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income would have been reduced to the following pro forma amounts:



                                    (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)
                                          FOR THE YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------
                                       2000             1999            1998
                                       ----             ----            ----

Net income:
  As reported....................    $    896        $  6,328         $  11,173
  Pro forma (unaudited)..........    $    687        $  6,121         $  10,961

Basic earnings per share:
  As reported....................    $    .10        $    .83         $    1.77
  Pro forma (unaudited)..........    $    .07        $    .80         $    1.74

Diluted earnings per share
  As reported....................    $    .09        $    .80         $    1.73
  Pro forma (unaudited)..........    $    .07        $    .78         $    1.70


10.   EARNINGS PER SHARE

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

                      KEYSTONE PROPERTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.



                                             (DOLLARS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              --------------------------------------------------------------------------------------
                                         2000                          1999                          1998
                              --------------------------    --------------------------    --------------------------
                                 BASIC         DILUTED         BASIC         DILUTED        BASIC          DILUTED
                              -----------    -----------    -----------    -----------    -----------    -----------

Net income ...............    $       896    $       896    $     6,328    $     6,328    $    11,173    $    11,173
Add:  Minority interest
  allocation........... ..           --              649           --            5,592           --            9,342
Preferred dividends and
  distributions...........           --             --             --             --             --               55
                              -----------    -----------    -----------    -----------    -----------    -----------
                              $       896    $     1,545    $     6,328    $    11,920    $    11,173    $    20,570
                              ===========    ===========    ===========    ===========    ===========    ===========
Weighted average number of
   Common Shares
   outstanding ...........      9,239,591      9,239,591      7,622,010      7,622,010      6,299,281      6,299,281
Weighted average Common
   Share/stock
   equivalents ...........           --        7,659,281           --        7,188,807           --        5,609,480
                              -----------    -----------    -----------    -----------    -----------    -----------
                                9,239,591     16,898,872      7,622,010     14,810,817      6,299,281     11,908,761
                              ===========    ===========    ===========    ===========    ===========    ===========
Earnings per Common Share     $       .10    $       .09    $       .83    $       .80    $      1.77    $      1.73
                              ===========    ===========    ===========    ===========    ===========    ===========





      The Company's weighted average stock equivalents consisted of the following:



                                           2000           1999           1998
                                         ---------      ---------      ---------
Options and warrants ..............          4,765        169,524        233,623
Convertible Preferred Stock
 and Convertible Preferred Units...           --             --           35,284
OP Units ..........................      7,654,516      7,019,283      5,340,573
                                         ---------      ---------      ---------
                                         7,659,281      7,188,807      5,609,480
                                         =========      =========      =========


11.   COMMITMENTS AND CONTINGENCIES

      Five executive officers of the Company have employment agreements which provide for aggregate initial base compensation of $1.1 million subject to increases as approved by the Compensation Committee, among other incentive compensation.

      The Company has guaranteed bank loans of approximately $700,000 held by certain executives with which these executives acquired stock in the Company. The Company advanced funds to these executives on an interest bearing basis to fund these purchases until the respective executives' bank loans were funded in January 1999.

      The Company had $450,000 and $10.2 million in outstanding letters of credit at December 31, 2000 and 1999, respectively, of which $10.0 million of the $10.2 million outstanding at December 31, 1999, secured the Company's obligation to close Phase II of the RMIT transaction which closed in May 2000.

                      KEYSTONE PROPERTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The Company has a lease for office space which requires aggregate monthly payments of approximately $17,000 until April 2007. Additionally, the Company has various ground lease commitments for certain of the Properties. Future minimum lease payments under these non-cancelable operating leases are payable as follows:

                                                            (IN 000'S)
                                                          --------------
         2001.........................................       $   397
         2002.........................................           407
         2003.........................................           413
         2004.........................................           415
         2005.........................................           421
         Thereafter...................................         4,813
                                                             -------
         Total                                               $ 6,866
                                                             =======


      Rental expense for the above operating leases during 2000, 1999 and 1998 was $368,000, $204,000 and $146,000, respectively.

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

12.   INTERIM RESULTS (UNAUDITED)

      The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2000, 1999 and 1998: (dollars in 000's, except per share amounts)


                                                            2000
                                    ---------------------------------------------------
                                                  THREE MONTH PERIOD ENDED
                                     MARCH 31     JUNE 30    SEPTEMBER 30   DECEMBER 31
                                    ---------    ---------   ------------   -----------
Revenue .........................    $ 28,556     $ 30,229     $ 31,986     $ 32,330
Income before equity in earnings
  (losses) from equity method
  investments and gains (losses)
  on sales of assets, ...........       6,431        5,323       (4,017)       7,042
Equity in earnings (losses) from
  equity method investments .....         249          415         (248)        (489)
Gains (losses) on sales of assets         140          484         (252)        (285)
Distributions to preferred
unitholders .....................      (1,317)      (1,702)      (1,924)      (1,932)
Minority interest of unitholders
  in Operating Partnership ......      (1,628)      (1,250)       3,542       (1,313)
                                     --------     --------     --------     --------

Net income before net income ....       3,875        3,270       (2,899)       3,023
  allocated to preferred
  shareholders
Income allocated to preferred
shareholders ....................      (1,930)      (1,609)      (1,407)      (1,427)
                                     --------     --------     --------     --------
Net income available to common
shareholders ....................    $  1,945     $  1,661     $ (4,306)    $  1,596
                                     ========     ========     ========     ========
Basic earnings per Common Share .    $    .21     $    .18     $   (.46)    $    .17
                                     ========     ========     ========     ========
Diluted earnings per Common Share    $    .21     $    .17     $   (.46)    $    .17
                                     ========     ========     ========     ========

                      KEYSTONE PROPERTY TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                           1999
                                       ----------------------------------------------------
                                                     THREE MONTH PERIOD ENDED
                                       MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                       --------     --------    ------------   -----------
Revenue ...........................    $ 18,033     $ 18,449     $ 20,454     $ 27,590
Income before equity in earnings
  (losses) from equity method
  investments and gains on
   sales of assets ................       3,679        3,584        3,755        5,048
Equity in earnings (losses) from
  equity method investments .......        (486)          (4)         143          285
Gains on sales of assets ..........       1,284         --           --           --
Distributions to preferred
  unitholders .....................        (169)        (168)        (406)      (1,297)
Minority interest of unitholders
  in Operating Partnership ........      (1,813)      (1,387)      (1,420)        (972)
                                       --------     --------     --------     --------
Net income before net income
  allocated to preferred
  shareholders.............. ......       2,495        2,025        2,072        3,064
Income allocated to preferred
  shareholders ....................        (450)        (450)        (515)      (1,913)
                                       --------     --------     --------     --------
Net income available to common
  shareholders ....................    $  2,045     $  1,575     $  1,557     $  1,151
                                       ========     ========     ========     ========
Basic earnings per Common Share ...    $    .28     $    .21     $    .21     $    .14
                                       ========     ========     ========     ========
Diluted earnings per Common Share .    $    .27     $    .20     $    .20     $    .14
                                       ========     ========     ========     ========



                                                          1998
                                     --------------------------------------------------
                                                  THREE MONTH PERIOD ENDED
                                     MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31
                                     --------     --------    ------------  -----------
Revenue .........................    $  5,741     $  7,994     $ 11,869     $ 15,424
Income before losses from equity
  method investments and gains
  on sales of assets ............       1,792        2,249        2,921        3,043
Equity in losses from equity
  method investments ............        (162)        (299)        (562)        (144)
Gains on sales of assets ........       6,880        5,072         --           --
Distributions to preferred
  unitholders ...................        --           --           --            (15)
Minority interest of unitholders
  in Operating Partnership ......      (3,617)      (3,403)      (1,086)      (1,346)
Extraordinary loss on debt
  extinguishment, net of
  $110,000 allocated to minority
  interest of unitholders in
  Operating Partnership .........        --           --           --           (110)
                                     --------     --------     --------     --------
Net income before net income
  allocated to preferred
  shareholders...................       4,893        3,619        1,273        1,428
Income allocated to preferred
shareholders ....................        --           --           --            (40)
                                     --------     --------     --------     --------
Net income available to common
shareholders ....................    $  4,893     $  3,619     $  1,273     $  1,388
                                     ========     ========     ========     ========
Basic earnings per Common Share .    $    .90     $    .66     $    .19     $    .19
                                     ========     ========     ========     ========
Diluted earnings per Common Share    $    .87     $    .66     $    .18     $    .18
                                     ========     ========     ========     ========


   As discussed in Note 2, in the third quarter of 2000, the Company recorded an $11.3 million provision for asset valuation on certain assets which were accounted for as held for sale.

13.   SEGMENTS

      The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures
About Segments of an Enterprise and Related Information."

      The Company's Chief Executive Officer and management assesses and measures operating results based upon property level operating income on an individual asset basis within each of the Company's business segments. The Company considers its reportable segments to be office, industrial, multi-family and other based on geographic regions. Other properties consist of a community shopping center, which was sold in 1999, and an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information concerning the Company's reportable segments is shown in the following table (in 000's):



                               REVENUE                 PROPERTY LEVEL OPERATING INCOME
                       YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                  --------------------------------    --------------------------------
                     2000        1999        1998        2000        1999        1998
                  --------    --------    --------    --------    --------    --------
INDUSTRIAL
New Jersey        $ 32,249    $  9,278    $  3,086    $ 19,730    $  5,461    $  1,928
Pennsylvania        20,979      16,046       9,932      14,134      10,809       6,423
Indiana              7,560       3,901         261       5,493       2,658         181
Ohio                 5,385       4,273       1,232       3,931       3,102         961
New York             7,663       6,627       3,895       5,234       4,398       2,718
South Carolina       7,476       7,071         139       4,530       4,386         119
                  --------    --------    --------    --------    --------    --------
                  $ 81,312    $ 47,196    $ 18,545    $ 53,052    $ 30,814    $ 12,330
                  ========    ========    ========    ========    ========    ========
OFFICE
New Jersey        $  7,573    $  7,219    $  6,736    $  6,206    $  4,340    $  4,336
Pennsylvania         7,241       6,265       2,751       4,204       2,906         706
New York            26,268      23,007       8,991      12,759      11,318       5,257
                  --------    --------    --------    --------    --------    --------
                  $ 41,082    $ 36,491    $ 18,478    $ 23,169    $ 18,564    $ 10,299
                  ========    ========    ========    ========    ========    ========

Multi-Family      $    272    $    625    $  3,723    $    266    $    431    $  2,392
and other         ========    ========    ========    ========    ========    ========

Other income(1)        435         214         282
                  --------    --------    --------

Total             $123,101    $ 84,526    $ 41,028    $ 76,487    $ 49,809    $ 25,021
                  ========    ========    ========    ========    ========    ========



                   INVESTMENT IN REAL ESTATE, AT       DEPRECIATION AND AMORTIZATION
                               COST                               EXPENSE
                      YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                  --------------------------------    --------------------------------
                     2000        1999        1998        2000        1999        1998
                  --------    --------    --------    --------    --------    --------
INDUSTRIAL
New Jersey        $310,460    $225,603    $ 27,379    $  6,112    $  1,894    $    632
Pennsylvania       173,612     175,956     129,454       4,282       3,360       2,071
Indiana             67,920      39,373      35,560       1,629         922          70
Ohio                41,754      41,687      19,669       1,018         788         195
New York            44,371      56,230      48,317       1,347       1,230         652
South Carolina      66,020      65,861      50,894       1,878       1,616           3
                  --------    --------    --------    --------    --------    --------
                  $704,137    $604,710    $311,273    $ 16,266    $  9,810    $  3,623
                  ========    ========    ========    ========    ========    ========
OFFICE
New Jersey        $ 59,688    $ 59,573    $ 58,577    $    109    $  1,597    $  1,371
Pennsylvania        43,087      46,239      40,671         446       1,082         395
New York           149,472     148,354     122,402       4,307       3,870       1,328
                  --------    --------    --------    --------    --------    --------
                  $252,247    $254,166    $221,650    $  4,862    $  6,549    $  3,094
                  ========    ========    ========    ========    ========    ========

Multi-Family      $  1,214    $  1,460    $  9,946    $   --      $   --      $    194
and Other         ========    ========    ========    ========    ========    ========

Total             $957,598    $860,336    $542,869    $ 21,128    $ 16,359    $  6,911
                  ========    ========    ========    ========    ========    ========

                       CAPITAL EXPENDITURES
                      YEAR ENDED DECEMBER 31,
                ----------------------------------
                   2000        1999       1998
                ----------------------------------
INDUSTRIAL
New Jersey      $     558   $      311 $       65
Pennsylvania          286          159          2
Indiana               ---          ---        ---
Ohio                   66           13        ---
New York              335          170        ---
South Carolina        148          163        ---
                ----------- ----------------------
                $   1,393   $      816 $       67
                =========== ======================
OFFICE
New Jersey      $     112   $    1,024 $      421
Pennsylvania          647          578         99
New York            2,208        1,061        226
                ----------- ----------------------
                $   2,967   $    2,663 $      746
                =========== ======================

Multi-Family    $     ---   $      --- $       93
and Other
                ==================================

Total           $   4,360   $    3,479 $      906
                ==================================


                                         2000          1999          1998
                                     ------------------------------------------
Segment property operating income    $     76,487  $     49,809  $     25,021
  as shown above
Provision for asset valuation            (11,300)           ---           ---
General and administrative expense        (4,277)       (3,650)         (759)
Interest expense                         (46,566)      (30,307)      (14,539)
Other income (1)                              435           214           282
                                     ------------------------------------------
Income before equity in losses from
  equity method investments and
  gains on sales of assets           $     14,779  $     16,066  $     10,005
                                     ==========================================

(1) Amount consists of interest income not allocated to a specific business segment.

14.   SUBSEQUENT EVENTS

      In January 2001, the Company declared a dividend of $.31 per Common Share payable on January 31, 2001 to all shareholders of record on January 18, 2001.

      In January 2001, the Company sold four office buildings in Pennsylvania totaling 346,168 square feet for approximately $35,750,000. These buildings were classified by the Company as held for sale at December 31, 2000.

      In February 2001, the Company announced that it signed an agreement to form a joint venture with CalEast Industrial Investors LLC, a real estate operating company whose members are the California Public Employees Retirement System and LaSalle Investment Management, Inc., to acquire up to $300 million of industrial properties in New Jersey. Upon its formation in March 2001, the joint venture acquired seven of the Company's industrial properties located in New Jersey which aggregate approximately 2.1 million square feet for approximately $104 million. The Company retained a 20% ownership interest in the joint venture and the Management Company will manage the joint venture.

                                  SCHEDULE II:
                             KEYSTONE PROPERTY TRUST
                        VALUATION AND QUALIFYING ACCOUNTS
                             AS OF DECEMBER 31, 2000
                                   (IN 000'S)

                                                     CHARGES
                                                     TO COSTS
                                       BEGINNING       AND                                ENDING
                                       BALANCE       EXPENSES  RECOVERIES   DEDUCTIONS    BALANCE
                                       -------       --------  ----------   ----------    -------
DESCRIPTION
For year ended December 31, 2000:
  Allowance for doubtful
  accounts.....................           $   ---     $   250    $   ---      $   ---       $   250

For year ended December 31, 1999:
  Allowance for doubtful
  accounts ....................           $   ---     $   ---    $   ---      $   ---      $   ---

For year ended December 31, 1998:
  Allowance for doubtful
  accounts ....................           $   ---     $   ---    $   ---      $   ---      $   ---


-------------------------------

                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                                   (IN 000'S)





                                                                                                                   Costs Capitalized
                                              Location             (b)            Initial Costs                     Subsequent to
                                                                               --------------------                   Acquisition
           BUILDING ADDRESS                 (CITY/STATE)       ENCUMBRANCES    LAND       BUILDINGS   TRANSFERS      OR COMPLETION
           ----------------                 ------------       ------------    ----       ---------   ---------    -----------------
INDUSTRIAL PROPERTIES:

  2400, 2404, 2410 Gettysburg Road        Camp Hill, PA               (a)       1,351       4,236         --                18
  1440 Sheffler Drive                     Chambersburg, PA            (a)       2,253      10,116         --                12
  1465 Nitterhouse Drive                  Chambersburg, PA            (a)       3,191      11,944         --              --
  2294 Molly Pitcher Highway              Chambersburg, PA         16,901       1,894      19,661         --                43
  One Tabas Lane                          Exton, PA                   (a)         842       3,552         --                34
  Two Tabas Lane                          Exton, PA                 4,009       1,211       5,342         --               102
  21 Roadway Drive                        Harrisburg, PA           11,840       2,332      13,217         --                49
  221 South 10th Street                   Lemoyne, PA              19,184       4,498      25,486         --               186
  101 Commerce Drive                      Mechanicsburg, PA        16,530       5,267      21,083         --              --
  1001, 1011 AIP Drive                    Middletown, PA            7,152       1,539       7,225         --               184
  100 Oakhill Road                        Mountaintop, PA             (a)         546       2,274         --              --
  1 Philips Drive                         Mountaintop, PA           7,293       2,213       8,855         --              --
  1091 Arnold Road                        Reading, PA                 (a)         768       3,206         --                71
  1157 Arnold Road                        Reading, PA                 (a)       1,152       4,750         --                17
                                                                  ------------------------------------------------------------------
  Subtotal Pennsylvania Industrial                                 82,909      29,057     140,947         --               716
                                                                  ------------------------------------------------------------------

  300 Enterprise Drive                    Bellevue, OH              3,917         746       4,226         --              --
  1311 Majestic Drive                     Fremont, OH               2,977         528       2,991         --              --
  1411 Majestic Drive                     Fremont, OH               3,696         671       3,803         --              --
  600 Hagerty Drive                       Fremont, OH               2,640         467       2,648         --              --
  605 Hagerty Drive                       Fremont, OH               1,645         283       1,604         --                 2
  670 Hagerty Drive                       Fremont, OH               2,188         405       2,294         --              --
  800 Hagerty Drive                       Fremont, OH                 783         128         724         --                 5
  5555 Massillon Road                     Green, OH                   (a)       1,573       6,309         --               (28)
  16725 Square Drive                      Marysville, OH            2,201         564       2,459         --              --
  1030 South Edgewood Drive               Urbana, OH                  (a)         782       2,293         --               557
  3530 East Pike                          Zanesville, OH            4,519       1,002       4,685         --                33
                                                                  ------------------------------------------------------------------
  Subtotal Ohio Industrial                                         24,566       7,149      34,036         --               569
                                                                  ------------------------------------------------------------------

  118 Moonachie Avenue                    Carlstadt, NJ            11,300       2,296      15,738           35            --
  21 Cranbury Road                        Cranbury, NJ             28,500       5,856      31,688           72              75
  24 Abeel Road                           Cranbury, NJ                (a)         292       1,435            3            --
  34 Englehard Drive                      Cranbury, NJ              7,275       1,467       8,381           19            --
  100-400 Nixon Lane                      Edison, NJ               29,880       6,103      35,934           81            --
  One Nixon Lane                          Edison, NJ                5,150       1,101       6,105           14             104
  1701 Pollit Drive                       Oakland, NJ               2,492       1,200       5,053         --               406
  1905 Nevins Road                        Oakland, NJ               3,796       1,200       5,053         --                 8
  22 Madison Road                         Fairfield, NJ               (a)         342       1,440            3             306
  400 Cabot Drive                         Hamilton Twp., NJ        16,380       3,468      19,653           44            --
  5 Thornton Road                         Oakland, NJ               6,022       1,844       7,775         --              --
  2 Volvo Drive                           Rockleigh, NJ             1,399         994       4,192         --              --
  301-321 Herrod Boulevard                S. Brunswick, NJ         18,000       3,777      21,376           47            --
  200-250 Kennedy Drive                   Sayerville, NJ            5,625       1,189       6,816           15              32
  300-350 Kennedy Drive                   Sayerville, NJ            5,150       1,095       6,231           14            --
  309 Kennedy Drive                       Sayerville, NJ            4,433       1,446       8,551           19            --
  409 Kennedy Drive                       Sayerville, NJ           10,345       1,623       9,044           20            --
  30 Stults Road                          S. Brunswick, NJ          2,430         393       3,051            7            --
  200 Industrial Avenue                   Teterboro, NJ            17,000       3,454      20,708           47            --
  Four Applegate                          Washington Twp., NJ      10,310       2,243      12,713           30            --
  5 Henderson Drive                       West Caldwell, NJ         8,515       1,684       9,545           22              43
                                                                  ------------------------------------------------------------------
  Subtotal New Jersey Industrial                                  194,002       43,067    240,482          492             974
                                                                  ------------------------------------------------------------------

  4400 West 96th Street                   Indianapolis, IN          6,050       1,384      7,.845         --                44
  6402 Corporate Drive                    Indianapolis, IN          6,015       1,250       7,424         --                39
  501 Airtech Drive                       Plainfield, IN           19,500       4,272      24,275         --              --
  8677 Logo Court                         Indianapolis, IN          8,798       2,547      15,109         --                79
  351 West 10th Street                    Indianapolis, IN          2,300         547       3,105         --              --
                                                                  ------------------------------------------------------------------
  Subtotal Indiana Industrial                                      42,663      10,000      57,758         --               162
                                                                  ------------------------------------------------------------------

  104 Hidden Lake Circle                  Duncan, SC                  (f)         697       3,947         --                12
  120 Hidden Lake Circle                  Duncan, SC                  (a)       1,463       8,292         --              --
  Augusta Road Industrial Park            Greenville, SC              (a)       1,129       6,405         --                41
  Outlaw Industrial Park                  Greer, SC                   (a)         790       4,483         --                35
  Rocky Creek Business Park               Greenville, SC              (a)         617       3,499         --                85
  White Horse Road Industrial Park        Greenville, SC              (a)       1,272       7,218         --               112
  1221 South Batesville Road              Greer, SC                   (a)       1,497       8,498         --               257
  Buncombe Road Industrial Park           Greer, SC                   (a)       1,010       5,734         --               120
  Piedmont Highway Industrial Park        Piedmont, SC                (a)       1,310       7,433         --                64
                                                                  ------------------------------------------------------------------
  Subtotal South Carolina Industrial                                  --        9,785      55,509         --               726
                                                                  ------------------------------------------------------------------

  Northeast Industrial Park Bldg. 21      Albany, NY                3,289       1,340       5,472         --               136
  Northeast Industrial Park Bldg 22       Albany, NY                3,421         971       3,964         --                35
  Northeast Industrial Park Bldg. 8       Albany, NY                6,337       1,254       5,124         --               141
  4 Marway Circle                         Gates, NY                 1,218         289       1,161         --               151
  5 Marway Circle                         Gates, NY                 1,041         248         995         --                52
  8 Marway Circle                         Gates, NY                 1,218         289       1,161         --              --
  4472 & 4480 Steelway Blvd               Liverpool, NY            10,924       2,611      10,375         --               117
  Mount Ebo                               Mount Ebo, NY             5,200       1,495       6,990         --              --
                                                                  ------------------------------------------------------------------
  Subtotal New York Industrial                                     32,648       8,497      35,242         --               632
                                                                  ------------------------------------------------------------------
  Subtotal Industrial Properties                                  376,788     107,555     563,974          492           3,779
                                                                  ------------------------------------------------------------------

  OFFICE:

  3535 Winchester Road                    Allentown, PA             7,486       1,607       8,529       (1,706)(e)        --
  Winchester Plaza Corp. Ctr              Allentown, PA               (a)       2,834      13,282       (4,981)(e)       1,852
  Corporate Center 15                     Mechanicsburg, PA           (a)       1,226       3,811       (1,291)(e)         526
  Hillside Corporate Center               Mechanicsburg, PA           (a)       1,483       6,040       (1,907)(e)         468
  Executive Park                          Wyomissing, PA              (a)       1,145       4,285         (416)(e)         111
  Treeview Corporate Center               Wyomissing, PA              (a)       1,412       5,055         (448)(e)         122
                                                                  ------------------------------------------------------------------
  Subtotal Pennsylvania Office                                      7,486       9,707      41,002      (10,749)          3,079
                                                                  ------------------------------------------------------------------

  1500 Pollitt Drive                      Fairlawn, NJ                950         308       1,300         --              --
  1600 Route 208                          Fairlawn, NJ              1,303         646       2,746         --               539
  1900 Pollitt Drive                      Fairlawn, NJ              4,817       1,450       6,105         --                 1
  22-08 Route 208                         Fairlawn, NJ                (a)         990       4,175         --               976
  128 Bauer Drive                         Oakland, NJ                 (a)         420       1,774         --                 4
  40 Potash Road                          Oakland, NJ               7,594       2,312       9,746         --                 1
  95 Bauer Drive                          Oakland, NJ                 550         160         678         --                 1
  99 Bauer Drive                          Oakland, NJ                 850         276       1,167         --                 1
  1655 Valley Road                        Wayne, NJ                14,624       4,580      19,302         --                 1
                                                                  ------------------------------------------------------------------
  Subtotal New Jersey Office                                       30,688      11,142      46,993         --             1,524
                                                                  ------------------------------------------------------------------

                                                                   GROSS AMOUNT CARRIED
                                                               AT CLOSE OF PERIOD 12/31/00
                                            LOCATION         ------------------------------    ACCUMULATED
                                                                      BUILDING AND            DEPRECIATION   YEAR BUILT/ DEPRECIABLE
           BUILDING ADDRESS               (CITY/STATE)        LAND    IMPROVEMENTS   TOTAL      12/31/00      RENOVATED   YEAR(S)
           ----------------               ------------       ------   ------------   -----    ------------    --------    ---------
INDUSTRIAL PROPERTIES:

  2400, 2404, 2410 Gettysburg Road      Camp Hill, PA         1,351       4,254       5,605        (347)      1952/93       (d)
  1440 Sheffler Drive                   Chambersburg, PA      2,253      10,128      12,381        (628)         1996       (d)
  1465 Nitterhouse Drive                Chambersburg, PA      3,191      11,944      15,135        (739)         1995       (d)
  2294 Molly Pitcher Highway            Chambersburg, PA      1,894      19,704      21,598      (1,217)         1986       (d)
  One Tabas Lane                        Exton, PA               842       3,586       4,428        (309)         1970       (d)
  Two Tabas Lane                        Exton, PA             1,211       5,444       6,655        (473)      1970/91       (d)
  21 Roadway Drive                      Harrisburg, PA        2,332      13,266      15,598        (396)         1988       (d)
  221 South 10th Street                 Lemoyne, PA           4,518      25,652      30,170        (886)         1997       (d)
  101 Commerce Drive                    Mechanicsburg, PA     5,267      21,083      26,350      (1,791)         1997       (d)
  1001, 1011 AIP Drive                  Middletown, PA        1,539       7,409       8,948        (581)         1991       (d)
  100 Oakhill Road                      Mountaintop, PA         546       2,274       2,820        (198)         1996       (d)
  1 Philips Drive                       Mountaintop, PA       2,213       8,855      11,068        (751)      1991/93       (d)
  1091 Arnold Road                      Reading, PA             768       3,277       4,045        (281)         1996       (d)
  1157 Arnold Road                      Reading, PA           1,152       4,767       5,919        (413)         1995       (d)
                                                             -------------------------------------------
  Subtotal Pennsylvania Industrial                           29,077     141,643     170,720      (9,010)
                                                             -------------------------------------------

  300 Enterprise Drive                  Bellevue, OH            746       4,226       4,972        (151)         1998       (d)
  1311 Majestic Drive                   Fremont, OH             528       2,991       3,519        (107)         1993       (d)
  1411 Majestic Drive                   Fremont, OH             671       3,803       4,474        (188)         1995       (d)
  600 Hagerty Drive                     Fremont, OH             467       2,648       3,115        (131)   1980/86/87       (d)
  605 Hagerty Drive                     Fremont, OH             283       1,606       1,889         (79)         1991       (d)
  670 Hagerty Drive                     Fremont, OH             405       2,294       2,699        (114)   1980/88/90       (d)
  800 Hagerty Drive                     Fremont, OH             128         729         857         (36)         1987       (d)
  5555 Massillon Road                   Green, OH             1,567       6,287       7,854        (430)         1996       (d)
  16725 Square Drive                    Marysville, OH          564       2,459       3,023        (176)         1987       (d)
  1030 South Edgewood Drive             Urbana, OH              782       2,850       3,632        (208)         1988       (d)
  3530 East Pike                        Zanesville, OH        1,002       4,718       5,720        (336)         1991       (d)
                                                             -------------------------------------------
  Subtotal Ohio Industrial                                    7,143      34,611      41,754      (1,956)
                                                             -------------------------------------------

  118 Moonachie Avenue                  Carlstadt, NJ         2,296      15,773      18,069        (565)         1989       (d)
  21 Cranbury Road                      Cranbury, NJ          5,856      31,835      37,691      (1,140)         1998       (d)
  24 Abeel Road                         Cranbury, NJ            292       1,438       1,730         (52)         1978       (d)
  34 Englehard Drive                    Cranbury, NJ          1,467       8,400       9.867        (301)         1982       (d)
  100-400 Nixon Lane                    Edison, NJ            6,103      36,015      42,118        (728)         2000       (d)
  One Nixon Lane                        Edison, NJ            1,101       6,223       7,324        (222)         1987       (d)
  1701 Pollit Drive                     Oakland, NJ           1,200       5,459       6,659        (339)         1968       (d)
  1905 Nevins Road                      Oakland, NJ           1,200       5,061       6,261        (296)         1955       (d)
  22 Madison Road                       Fairfield, NJ           342       1,749       2,091         (41)         1980       (d)
  400 Cabot Drive                       Hamilton Twp., NJ     3,468      19,697      23,165        (368)         1990       (d)
  5 Thornton Road                       Oakland, NJ           1,844       7,775       9,619        (456)      1973/81       (d)
  2 Volvo Drive                         Rockleigh, NJ           994       4,192       5,186        (246)      1966/93       (d)
  301-321 Herrod Boulevard              S. Brunswick, NJ      3,777      21,423      25,200        (768)         1989       (d)
  200-250 Kennedy Drive                 Sayerville, NJ        1,189       6,863       8,052        (255)         1988       (d)
  300-350 Kennedy Drive                 Sayerville, NJ        1,095       6,245       7,340        (224)         1988       (d)
  309 Kennedy Drive                     Sayerville, NJ        1,446       8,570      10,016        (307)         1996       (d)
  409 Kennedy Drive                     Sayerville, NJ        1,623       9,064      10,687        (325)         1996       (d)
  30 Stults Road                        S. Brunswick, NJ        393       3,058       3,451         (30)         1974       (d)
  200 Industrial Avenue                 Teterboro, NJ         3,454      20,755      24,209        (744)         1998       (d)
  Four Applegate                        Washington Twp., NJ   2,243      12,743      14,986        (237)         1998       (d)
  5 Henderson Drive                     West Caldwell, NJ     1,684       9,610      11,294        (182)      1967/90       (d)
                                                             -------------------------------------------
  Subtotal New Jersey Industrial                             43,067     241,948     285,015      (7,826)
                                                             -------------------------------------------

  4400 West 96th Street                 Indianapolis, IN      1,391       7,882       9,273        (466)         1998       (d)
  6402 Corporate Drive                  Indianapolis, IN      1,256       7,457       8,713        (441)         1996       (d)
  501 Airtech Drive                     Plainfield, IN        4,272      24,275      28,547        (671)         2000       (d)
  8677 Logo Court                       Indianapolis, IN      2,559      15,176      17,735        (898)         1993       (d)
  351 West 10th Street                  Indianapolis, IN        547       3,105       3,652        (144)         1998       (d)
                                                             -------------------------------------------
  Subtotal Indiana Industrial                                10,025      57,895      67,920      (2,620)
                                                             -------------------------------------------

  104 Hidden Lake Circle                Duncan, SC              697       3,959       4,656        (123)      1986/92       (d)
  120 Hidden Lake Circle                Duncan, SC            1,463       8,292       9,755        (418)         1998       (d)
  Augusta Road Industrial Park          Greenville, SC        1,130       6,445       7,575        (371)         1996       (d)
  Outlaw Industrial Park                Greer, SC               791       4,517       5,308        (260)      1994/97       (d)
  Rocky Creek Business Park             Greenville, SC          617       3,584       4,201        (237)         1997       (d)
  White Horse Road Industrial Park      Greenville, SC        1,273       7,329       8,602        (425)      1989/97       (d)
  1221 South Batesville Road            Greer, SC             1,499       8,753      10,252        (504)      1971/85       (d)
  Buncombe Road Industrial Park         Greer, SC             1,011       5,853       6,864        (333)      1988/95       (d)
  Piedmont Highway Industrial Park      Piedmont, SC          1,311       7,496       8,807        (431)      1995/97       (d)
                                                             -------------------------------------------
  Subtotal South Carolina Industrial                          9,792      56,228      66,020      (3,102)
                                                             -------------------------------------------

  Northeast Industrial Park Bldg. 21    Albany, NY            1,340       5,608       6,948        (421)         1989       (d)
  Northeast Industrial Park Bldg 22     Albany, NY              971       3,999       4,970        (303)         1988       (d)
  Northeast Industrial Park Bldg. 8     Albany, NY            1,254       5,265       6,519        (395)      1950/97       (d)
  4 Marway Circle                       Gates, NY               289       1,312       1,601         (85)      1976/77       (d)
  5 Marway Circle                       Gates, NY               248       1,047       1,295         (80)      1976/77       (d)
  8 Marway Circle                       Gates, NY               289       1,161       1,450         (84)      1976/77       (d)
  4472 & 4480 Steelway Blvd             Liverpool, NY         2,611      10,492      13,103        (827)         1977       (d)
  Mount Ebo                             Mount Ebo, NY         1,495       6,990       8,485        (251)         1992       (d)
                                                             -------------------------------------------
  Subtotal New York Industrial                                8,497      35,874      44,371      (2,446)
                                                             -------------------------------------------
  Subtotal Industrial Properties                            107,601     568,199     675,800     (26,960)
                                                             -------------------------------------------

  OFFICE:

  3535 Winchester Road                  Allentown, PA         1,607       6,823       8,430        --            2000       (d)
  Winchester Plaza Corp. Ctr            Allentown, PA         2,834      10,153      12,987        (558)      1992/98       (d)
  Corporate Center 15                   Mechanicsburg, PA     1,226       3,046       4,272        (355)         1979       (d)
  Hillside Corporate Center             Mechanicsburg, PA     1,483       4,601       6,084        (267)         1991
  Executive Park                        Wyomissing, PA        1,145       3,980       5,125        (207)         1979
  Treeview Corporate Center             Wyomissing, PA        1,412       4,729       6,141        (384)         1991
                                                             -------------------------------------------
  Subtotal Pennsylvania Office                                9,707      33,332      43,039      (1,771)
                                                             -------------------------------------------

  1500 Pollitt Drive                    Fairlawn, NJ            308       1,300       1,608         (76)      1970/92       (d)
  1600 Route 208                        Fairlawn, NJ            646       3,285       3,931        (234)         1983       (d)
  1900 Pollitt Drive                    Fairlawn, NJ          1,450       6,106       7,556        (358)     1970/84/95     (d)
  22-08 Route 208                       Fairlawn, NJ            990       5,151       6,141        (343)      1960/68       (d)
  128 Bauer Drive                       Oakland, NJ             420       1,778       2,198        (104)         1981       (d)
  40 Potash Road                        Oakland, NJ           2,312       9,747      12,059        (571)         1992       (d)
  95 Bauer Drive                        Oakland, NJ             160         679         839         (40)      1974/91       (d)
  99 Bauer Drive                        Oakland, NJ             276       1,168       1,444         (68)         1971       (d)
  1655 Valley Road                      Wayne, NJ             4,580      19,303      23,883      (1,132)         1989       (d)
                                                             -------------------------------------------
  Subtotal New Jersey Office                                 11,142      48,517      59,659      (2,926)
                                                             -------------------------------------------


                                                                                                                   Costs Capitalized
                                              Location             (b)            Initial Costs                     Subsequent to
                                                                               --------------------                   Acquisition
           BUILDING ADDRESS                 (CITY/STATE)       ENCUMBRANCES    LAND       BUILDINGS   TRANSFERS      OR COMPLETION
           ----------------                 ------------       ------------    ----       ---------   ---------    -----------------

  8 Airline Drive                         Albany, NY                  (a)       1,298       5,300         --                17
  15 Columbia Circle                      Albany, NY                6,809       1,843       8,076         --                45
  Nine Columbia Circle                    Albany, NY                  (a)         218         891         --               109
  One Columbia Circle                     Albany, NY                4,365       1,365       5,822         --                63
  17 Columbia Circle                      Albany, NY                  (a)       1,330       5,683         --                17
  13 Columbia Circle                      Albany, NY                1,561         441       1,883         --                 5
  Three Columbia Circle                   Albany, NY                5,021       1,533       6,522         --               180
  5000 Campuswood Drive                   East Syracuse, NY         1,923         373       2,611         --               169
  5009 Campuswood Drive                   East Syracuse, NY           508         144         625         --                 5
  5010 Campuswood Drive                   East Syracuse, NY         4,405         767       6,516         --               389
  5015 Campuswood Drive                   East Syracuse, NY         7,075         876       9,732         --               493
  125 Indigo Creek Drive                  Greece, NY                  (a)         524       3,012         --              --
  6 British American Boulevard            Latham, NY                  (a)         780       3,082         --                70
  1045 James Street                       Syracuse, NY              3,073         716       4,564         --                23
  250 South Clinton Street                Syracuse, NY             16,629       4,135      23,782         --               847
  308 Maltbie Street                      Syracuse, NY                (a)         325       1,870         --               375
  400 West Division Street                Syracuse, NY                (a)         562       3,231         --                 4
  507 Franklin Square                     Syracuse, NY              5,109       1,372       7,890         --                38
  One Clinton Square                      Syracuse, NY              1,650         371       2,132         --                69
  One Park Place                          Syracuse, NY              9,390       3,203      20,593         --               561
                                                                  ------------------------------------------------------------------
  Subtotal New York Office                                         67,158      22,176     123,817         --             3,479
                                                                  ------------------------------------------------------------------
  Subtotal Office Properties                                      105,332      43,025     211,812      (10,749)          8,082
                                                                  ------------------------------------------------------------------


  Keystone Operating Partnership, L.P.                                                                                      48
                                                                  ------------------------------------------------------------------
  TOTAL ALL PROPERTIES                                            482,120     150,580     775,786      (10,257)         11,909
                                                                  ==================================================================
                                                                   Gross Amount Carried
                                                               at Close of Period 12/31/00
                                            Location         ------------------------------    Accumulated
                                                                      Building and            DEPRECIATION   Year Built/ Depreciable
           BUILDING ADDRESS               (CITY/STATE)        LAND    IMPROVEMENTS   TOTAL      12/31/00      RENOVATED   YEAR(S)
           ----------------               ------------       ------   ------------   -----    ------------    --------    ---------
  8 Airline Drive                       Albany, NY            1,298       5,317       6,615        (405)         1997       (d)
  15 Columbia Circle                    Albany, NY            1,843       8,121       9,964        (618)         1995       (d)
  Nine Columbia Circle                  Albany, NY              218       1,000       1,218        (110)         1992       (d)
  One Columbia Circle                   Albany, NY            1,365       5,885       7,250        (483)         1991       (d)
  17 Columbia Circle                    Albany, NY            1,330       5,700       7,030        (434)         1995       (d)
  13 Columbia Circle                    Albany, NY              441       1,888       2,329        (144)         1996       (d)
  Three Columbia Circle                 Albany, NY            1,533       6,702       8,235        (555)         1992       (d)
  5000 Campuswood Drive                 East Syracuse, NY       373       2,780       3,153        (221)         1988       (d)
  5009 Campuswood Drive                 East Syracuse, NY       144         630         774         (42)         1989       (d)
  5010 Campuswood Drive                 East Syracuse, NY       767       6,905       7,672        (556)         1989       (d)
  5015 Campuswood Drive                 East Syracuse, NY       876      10,225      11,101        (693)         1991       (d)
  125 Indigo Creek Drive                Greece, NY              524       3,012       3,536        (203)         1992       (d)
  6 British American Boulevard          Latham, NY              780       3,152       3,932        (264)         1980       (d)
  1045 James Street                     Syracuse, NY            716       4,587       5,303        (308)         1992       (d)
  250 South Clinton Street              Syracuse, NY          4,135      24,629      28,764      (1,693)         1983       (d)
  308 Maltbie Street                    Syracuse, NY            325       2,245       2,570        (194)         1992       (d)
  400 West Division Street              Syracuse, NY            562       3,235       3,797        (219)         1992       (d)
  507 Franklin Square                   Syracuse, NY          1,372       7,928       9,300        (552)         1991       (d)
  One Clinton Square                    Syracuse, NY            371       2,201       2,572        (163)         1991       (d)
  One Park Place                        Syracuse, NY          3,203      21,154      24,357      (1,025)         1983       (d)
                                                           ---------------------------------------------
  Subtotal New York Office                                   22,176     127,296     149,472      (8,882)
                                                           ---------------------------------------------
  Subtotal Office Properties                                 43,025     209,145     252,170     (13,579)
                                                           ---------------------------------------------
  Keystone Operating Partnership, L.P.                         --            48          48         (19)
                                                           ---------------------------------------------
  Total All Properties                                      150,626     777,392     928,018     (40,558)
                                                           =============================================

NOTES:

   (a)    Collateralizes the Company's Credit Facility

   (b)    See description of encumbrances in Item 1 - Summary of Indebtedness

   (c) Reconciliation of encumbrances as shown above to total consolidated debt, excluding unamortized debt premiums of $2,854 at December 31, 2000 is as follows:


               Amount shown above                                     $482,120
               Debt related to investment in direct
               finance lease                                               560
               Debt related to development or
               construction in progress                                  6,108
               Credit Facility                                         124,927
                                                                      --------
                  Total consolidated debt, excluding debt premiums    $613,715
                                                                      ========


   (d)    Depreciation is computed based on the following estimated lives:
                     Buildings and Improvements                 35 years
                     Tenant/Leasehold Improvements              Life of lease
                     Furniture, Fixtures and Equipment          5 to 10 years

   (e) During the third quarter of 2000 the Company recorded an asset valuation adjustment for these properties based upon its evaluation of the fair market value of these assets.

   (f) This property is collateralized by a $3.0 million working capital facility. No amounts were outstanding from this facility at December 31, 2000 and 1999.


At December 31, 2000, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $757,100.

Summary of Real Estate and Accumulated Depreciation Activity:



                                      2000                             1999
                        ----------------------------  -------------------------------
                                      Accumulated                     Accumulated
                           Cost (1)   Depreciation      Cost (1)      Depreciation
                        ----------------------------  -------------------------------
Balance at beginning      $  841,106    $    22,396    $ 541,162     $   6,867
of year
Property acquisitions        133,207            --       304,704            --
Capital improvements           4,360            --         3,479            --
Properties sold              (50,655)        (1,528)      (8,239)          (202)
Depreciation expense             --          19,690           --         15,731

                        ----------------------------  -------------------------------
Balance at end of year    $  928,018    $    40,558    $ 841,106     $  22,396
                        ============================  ===============================

(1)   These balances exclude development and
   construction-in-progress and the Company's investment in a direct financing lease.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   KEYSTONE PROPERTY TRUST



                                   By: /S/ JEFFREY E. KELTER
                                       --------------------------------------
                                       Jeffrey E. Kelter
                                       President and Chief Executive Officer
                                       Date:  March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                     TITLE                             DATE
      ---------                     -----                             ----


      /s/JEFFREY E. KELTER         President, Chief Executive         March 30, 2001
------------------------------     Officer and Trustee
      Jeffrey E. Kelter.


      /s/DAVID F. MCBRIDE          Chairman and Trustee               March 30, 2001
------------------------------
      David F. McBride


      /s/TIMOTHY A. PETERSON       Executive Vice President,          March 30, 2001
------------------------------     Chief Financial Officer
      Timothy A. Peterson


      /s/TIMOTHY E. MCKENNA        Senior Vice President-Finance      March 30, 2001
------------------------------     (Chief Accounting Officer)
      Timothy E. McKenna


      /s/JAMES R. MULVIHILL        Trustee                            March 30, 2001
------------------------------
      James R. Mulvihill


      /s/FRANCESCO GALESI          Trustee                            March 30, 2001
------------------------------
      Francesco Galesi

      /s/MICHAEL J. FALCONE        Trustee                            March 30, 2001
------------------------------
      Michael J. Falcone


      /s/RUSSELL C. PLATT          Trustee                            March 30, 2001
------------------------------
      Russell C. Platt


      /s/ SCOTT H. RECHLER         Trustee                            March 30, 2001
------------------------------
      Scott H. Rechler


      /s/JOSEPH D. MORRIS          Trustee                            March 30, 2001
------------------------------
      Joseph D. Morris


      /s/DAVID M. SHERMAN          Trustee                            March 30, 2001
------------------------------
      David M. Sherman