Form 10-Q
period 2001-03-31
KEYSTONE PROPERTY TRUST
filed 2001-05-15
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to __________________

Commission file number    1-12514
                       -------------

                             KEYSTONE PROPERTY TRUST
                             -----------------------
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

                                 (484) 530-1800
                                 --------------
                         (Registrant's telephone number)



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

   A total of 15,521,540 common shares of beneficial interest of the registrant were outstanding as of May 10, 2001.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX



                                                                  Page
                                                                 Number
                                                                 ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of  March 31, 2001
         (unaudited) and December 31, 2000                                  3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2001 and 2000                 4

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and 2000                 5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        24

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              25

Item 2.     Changes in Securities and Use of Proceeds                      25

Item 3.     Defaults Upon Senior Securities                                25

Item 4.     Submission of Matters To a Vote of Security Holders            25

Item 5.     Other Information                                              25

Item 6.     Exhibits and Reports on Form 8-K                               25

SIGNATURES OF REGISTRANT                                                   27

                        PART I - FINANCIAL INFORMATION

ITEM 1.
                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)


                                                                        MARCH 31, 2001  DECEMBER 31, 2000
                                                                        --------------  -----------------
                                                                         (UNAUDITED)
                                 ASSETS

INVESTMENT IN REAL ESTATE:
     Land and land improvements ......................................     $ 126,466      $ 128,171
     Buildings and improvements ......................................       660,856        685,774
     Assets held for sale ............................................            --        114,073
     Development and construction-in-progress ........................        34,686         28,366
     Investment in direct financing lease ............................         1,125          1,214
                                                                           ---------      ---------
                                                                             823,133        957,598
     Less - Accumulated depreciation .................................       (41,918)       (35,508)
          Accumulated depreciation - assets held for sale ............            --         (5,050)
                                                                           ---------      ---------
                      Total accumulated depreciation .................       (41,918)       (40,558)
                                                                           ---------      ---------
                      Total investment in real estate, net ...........       781,215        917,040
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS ............................................            37          3,668
RESTRICTED CASH AND CASH ESCROWS .....................................        11,032          6,597
ACCOUNTS RECEIVABLE, including straight-line rent receivable of
     $6,172 and $6,759 in 2001 and 2000, respectively, net of
     allowance for bad debts of $375 and $250 in 2001 and
     2000, respectively ..............................................         8,652          9,446
DEFERRED FINANCING COSTS, net of accumulated amortization of
     $4,190 and $3,814 in 2001 and 2000, respectively ................         5,416          5,775
DEFERRED LEASING COSTS, net of accumulated amortization of $2,244 and
     $2,184 in 2001 and 2000, respectively ...........................         5,642          7,426
EQUITY METHOD INVESTMENTS ............................................        18,248          6,686
OTHER ASSETS .........................................................         8,312          6,049
                                                                           ---------      ---------
                      Total assets ...................................     $ 838,554      $ 962,687
                                                                           =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility, including unamortized premiums on assumed indebtedness of $2,699
         and $2,854 in 2001 and 2000, respectively ...................     $ 499,781      $ 616,569
     Accounts payable ................................................         4,052          3,350
     Dividends and distributions payable .............................         2,299          2,299
     Accrued interest payable ........................................         2,359          2,274
     Accrued expenses and other liabilities ..........................        10,074         12,312
     Deferred rent revenue ...........................................         2,371          1,949
                                                                           ---------      ---------
         Total liabilities ...........................................       520,936        638,753
                                                                           ---------      ---------

MINORITY INTEREST, 7,667,649 and 7,675,649 units outstanding in
     2001 and  2000, respectively ....................................        73,640         76,710

CONVERTIBLE PREFERRED UNITS ..........................................        80,295         80,295

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000,
     liquidation preference of $20,000 ...............................             1              1
  Convertible Preferred Stock, Series B; $.001 par value; 4,200,000 shares authorized; 803,871 issued and outstanding in 2001 and
     2000; liquidation preference of $20,097 .........................             1              1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000,
     liquidation preference of $20,000 ...............................             1              1
  Common Shares, $.001 par value; 59,200,000 authorized; 9,346,669 and
     9,321,296 shares issued and outstanding in 2001 and 2000,
     respectively ....................................................             9              9
     Additional paid-in capital ......................................       182,403        182,067
     Loans to executives and employees to purchase Common Shares .....        (3,985)        (4,033)
     Cumulative net income ...........................................        20,802         21,516
     Cumulative distributions ........................................       (35,549)       (32,633)
                                                                           ---------      ---------
         Total shareholders' equity ..................................       163,683        166,929
                                                                           ---------      ---------
         Total liabilities and shareholders' equity ..................     $ 838,554      $ 962,687
                                                                           =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                   2001              2000
                                                                             --------------      ----------------
REVENUE:
    Rents ................................................................     $     26,173      $     25,075
    Reimbursement revenue and other income ...............................            4,511             3,481
                                                                               ------------      ------------
        Total revenue ....................................................           30,684            28,556
                                                                               ------------      ------------

OPERATING EXPENSES:
    Property operating expenses ..........................................            2,811             2,577
    Real estate taxes ....................................................            2,778             2,435
    General and administrative ...........................................            2,166             2,073
    Depreciation and amortization ........................................            8,731             4,708
    Interest expense .....................................................           11,364            10,332
                                                                               ------------      ------------
        Total operating expenses .........................................           27,850            22,125
                                                                               ------------      ------------

Income before equity in (losses) income from equity method investments and
    gains on sales of assets .............................................            2,834             6,431
Equity in (losses) income from equity method investments .................             (129)              249
Gains on sales of assets .................................................              336               140
                                                                               ------------      ------------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, extraordinary item and income
    allocated to preferred shareholders ..................................            3,041             6,820
Distributions to preferred unitholders ...................................           (1,931)           (1,317)
Minority interest of unitholders in Operating Partnership ................              585            (1,628)
                                                                               ------------      ------------
Income before extraordinary item .........................................            1,695             3,875
Extraordinary item-loss on early retirement of debt ......................             (982)               --
                                                                               ------------      ------------


INCOME BEFORE INCOME ALLOCATED TO PREFERRED SHAREHOLDERS .................              713             3,875

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS ...............................           (1,427)           (1,930)
                                                                               ------------      ------------

NET (LOSS) INCOME ALLOCATED TO COMMON SHAREHOLDERS .......................     $       (714)     $      1,945
                                                                               ============      ============

EARNINGS PER COMMON SHARE - BASIC:
    Net (loss) income per Common Share before extraordinary item .........     $      (0.02)     $       0.21
    Extraordinary item ...................................................            (0.06)               --
                                                                               ------------      ------------
    Net (loss) income per Common Share - Basic ...........................     $      (0.08)     $       0.21
                                                                               ============      ============

WEIGHTED AVERAGE COMMON SHARES - BASIC ...................................        9,342,775         9,067,959
                                                                               ============      ============

EARNINGS PER COMMON SHARE - DILUTED:
    Net (loss) income per Common Share before extraordinary item .........     $      (0.02)     $       0.21
    Extraordinary item ...................................................            (0.06)               --
                                                                               ------------      ------------
    Net (loss) income per Common Share - Diluted .........................     $      (0.08)     $       0.21
                                                                               ============      ============

WEIGHTED AVERAGE COMMON SHARES - DILUTED .................................       17,016,552        16,682,329
                                                                               ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------
                                                                             2001             2000
                                                                           --------         --------
OPERATING ACTIVITIES:
   Net (loss) income allocated to common shareholders .............        $   (714)        $  1,945
   Adjustments to reconcile net income allocated to common
     shareholders to net cash provided by operating activities:
       Depreciation and amortization ..............................           9,193            5,118
       Amortization of debt premiums ..............................            (155)            (170)
       Amortization of deferred compensation costs and loan
         forgiveness on executive stock loans .....................              48              117
       Bad debt provision..........................................             125               --
       Gain on sales of assets ....................................            (336)            (140)
       Extraordinary loss .........................................             982               --
       Increase in straight-line rents ............................            (821)            (829)
       Decrease in investment in direct financing lease ...........              89               61
       Equity in losses (income) from equity method investments ...             129             (249)
       Income allocated to preferred shareholders and preferred
         unitholders ..............................................           3,358            3,247
       Minority interest ..........................................            (585)           1,628
       Cash provided by (used in)
         Accounts receivable ......................................              82              341
         Other assets .............................................          (2,263)            (703)
         Accrued interest .........................................              85           (1,102)
         Accounts payable, accrued expenses and other
           liabilities ............................................          (1,381)          (1,748)
         Deferred rent revenue ....................................             422              630
                                                                           --------         --------
           Net cash provided by operating activities ..............        $  8,258         $  8,146
                                                                           --------         --------

INVESTING ACTIVITIES:
   Increase in restricted cash ....................................        $ (4,435)        $   (372)
   Properties acquired ............................................         (16,316)          (3,252)
   Advances from (to) equity method investments ...................          (3,529)            (979)
   Capital expenditures ...........................................            (953)            (671)
   Development and construction in progress expenditures ..........          (6,320)          (3,969)
   Payment of leasing commissions .................................            (959)            (993)
   Proceeds from sales of assets, net .............................          84,791              920
                                                                           --------         --------
           Net cash provided by (used in) investing activities ....        $ 52,279         $ (9,316)
                                                                           --------         --------

FINANCING ACTIVITIES:
  Issuances of Common Shares, net of issuance costs ...............        $     --         $  1,487
  Dividends paid on Common Shares .................................          (2,916)          (2,661)
  Distributions paid on Convertible Preferred Stock and Convertible
     Preferred Units ..............................................          (3,358)          (3,219)
  Distributions paid on OP Units ..................................          (2,378)          (2,152)
  Proceeds from mortgage notes payable ............................           6,763            2,690
  Repayments of mortgage notes payable ............................         (41,920)          (1,060)
  Payments of deferred financing and debt early retirement costs ..          (1,163)            (267)
  Net (repayments) borrowings under Credit Facility ...............         (19,196)           5,500
                                                                           --------         --------
  Net cash provided by (used in) financing activities .............        $(64,168)        $    318
                                                                           --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................        $ (3,631)        $   (852)

CASH AND CASH EQUIVALENTS, beginning of period ....................           3,668            4,144
                                                                           --------         --------
CASH AND CASH EQUIVALENTS, end of period ..........................        $     37         $  3,292
                                                                           ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest ...................................        $ 11,487         $ 11,599
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

      As of March 31, 2001, the Company owns interests in 128 industrial and office properties aggregating approximately 21.0 million square feet which includes eight industrial properties aggregating 2.9 million square feet owned through the Company's joint ventures (Note 4) and an investment in a direct financing lease (the "Properties"). The Properties are located in Central/Northern New Jersey; Central Pennsylvania; Indianapolis, Indiana; Ohio; New York State; and Greenville, South Carolina and have an overall occupancy of 95.0% as of March 31, 2001. The Company conducts all of its service operations for third parties, including leasing, property management and other services through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2. GENERAL:

   BASIS OF PRESENTATION

      The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2001 and 2000, the results of its operations for the three month periods ended March 31, 2001 and 2000, and its cash flows for the three month periods ended March 31, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   PRINCIPLES OF CONSOLIDATION

      The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 52% at March 31, 2001. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and both the Company's and the Operating Partnership's wholly owned subsidiaries and their operations for the three month periods ended March 31, 2001 and 2000, respectively, on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

   USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

      The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition and the properties are being actively marketed for sale. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At March 31, 2001 the Company did not classify any assets as held for sale. At December 31, 2000, the Company had classified approximately $114 million of net assets as assets held for sale. During the first quarter of 2001, the Company ceased marketing of certain properties aggregating approximately $79 million in net book value previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. The Company had suspended depreciation charges effective December 31, 1999 on these assets as of the date disposition plans were adopted for these assets. In the first quarter of 2001, the Company recorded a cumulative adjustment of approximately $2.7 million to record depreciation expense on these assets for the period these assets were classified as held for sale. The remaining assets which were held for sale at December 31, 2000, which had an aggregate undepreciated book value of approximately $35 million, were sold in January 2001.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   CAPITALIZATION POLICY

      The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development which are held in joint ventures. During the three month periods ended March 31, 2001 and 2000 the Company has capitalized approximately $513,000 and $407,000, respectively, of interest costs related to construction and development in progress.

   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), and Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In management's opinion, the adoption of SFAS No. 138 and SFAS No. 133, as of January 1, 2001, did not have a material impact on the consolidated statements of income or comprehensive income as the Company does not have any derivative investments related to interest rate management.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2001 and 2000 (amounts in thousands, except share and per share data):


                                                             2001                                 2000
                                                  --------------------------------    ------------------------------
                                                       BASIC           DILUTED            BASIC           DILUTED
Net (loss) income                                 $       (714)     $       (714)     $      1,945     $      1,945
Add:  Minority interest allocation                          --              (585)               --            1,628
                                                  ------------      ------------      ------------     ------------
   Total - numerator                              $       (714)     $     (1,299)     $      1,945     $      3,573
                                                  ============      ============      ============     ============

Weighted average number of shares outstanding        9,342,775         9,342,775         9,067,959        9,067,959
Stock equivalents (1):
                  Options and warrants (2)                  --             5,150                --            4,028
                  Convertible OP Units                      --         7,668,627                --        7,610,342
                                                  ------------      ------------      ------------     ------------
   Total - denominator                               9,342,775        17,016,552         9,067,959       16,682,329
                                                  ============      ============      ============     ============

Earnings Per Share                                $      (0.08)     $      (0.08)     $       0.21     $       0.21
                                                  ============      ============      ============     ============

----------

(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at March 31, 2001 and 2000.

(2)   Computed in accordance with the treasury stock method.

REVENUE RECOGNITION

      Revenue is recognized on the accrual basis of accounting. Rental income under leases in excess of one year is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company.

RECLASSIFICATIONS

      Certain amounts in the March 31, 2000 financial statements have been reclassified in order to conform with the March 31, 2001 presentation.


3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

2001 TRANSACTIONS

      During the quarter ended March 31, 2001, the Company acquired three industrial properties aggregating 782,500 square feet in Central Pennsylvania for approximately $19.8 million.

      In March 2001, the Company sold a 597,100 square foot industrial property located at 101 Commerce Drive in Mechanicsburg, Pennsylvania for approximately $27.0 million at a gain of approximately $895,000.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      In February 2001, the Company signed an agreement to form a joint venture with CalEast Industrial Investors LLC, a real estate operating company whose members are the California Public Employees Retirement System and LaSalle Investment Management, Inc., to acquire up to $300 million of industrial properties in New Jersey. In March 2001, the Company contributed seven industrial properties to the joint venture for an aggregate value of $103.8 million consisting of our 20% ownership interest, the assumption of approximately $62.3 million of debt related to these properties and approximately $33.0 million in cash. These seven properties total approximately 2.1 million square feet. The Company holds a 20% ownership interest in the joint venture and, with the Management Company, acts as the joint venture's exclusive acquisitions, leasing and management agent. This transaction resulted in a loss of $559,000.

      In January 2001, the Company sold four office buildings in Pennsylvania totaling 346,168 square feet for approximately $36 million. These buildings were classified by the Company as held for sale at December 31, 2000.

   2000 TRANSACTIONS

      During 2000, the Company acquired seven industrial properties, six acres of land adjacent to one of the facilities and a joint venture partner's 50% interest in a 500,000 square foot industrial property for an aggregate purchase price of $131.7 million. These properties contain an aggregate of approximately 2.7 million square feet and are located in Central and Northern New Jersey and Indianapolis, Indiana . Consideration for these acquisitions consisted of cash of approximately $70.5 million, of which $59.0 million was funded through new mortgage financing, assumed debt of $19.5 million, $25.7 million of Convertible Preferred Units which require a guaranteed payment at an annual rate of 9.75% and are convertible to Common Shares at $16.00 per share and units of limited partnership interest ("OP Units") of $5.9 million (valued at $16.36 per unit). The remaining consideration was funded by mortgage debt.

      In 2000, the Company disposed of 12 industrial properties located in New Jersey, Pennsylvania and New York totaling approximately 1.0 million square feet for net gains of $87,000. As of March 31, 2000, the Company had sold a 150,000 square foot industrial facility located in New Jersey which resulted in a gain of $140,000.

      In 2000, the Company began construction of approximately 1.5 million square feet of distribution facilities on land parcels in New Jersey. It is anticipated that 1.0 million square feet of these facilities will be completed in the third and fourth quarters of 2001. The Company also began a 150,000 square foot expansion of an existing 407,100 square foot distribution facility it owns in Harrisburg, Pennsylvania which is scheduled to be completed in the second quarter of 2001. At March 31, 2001, approximately $34.7 million is included in development and construction-in-progress related to these projects.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   PRO FORMA OPERATING RESULTS

      Assuming the completion of acquisitions and dispositions which occurred in 2001 and 2000, as of January 1, 2000, pro forma operating results are presented as follows (amounts in thousands, except for share data):


                                                           FOR THREE MONTHS ENDED  FOR THREE MONTHS ENDED
                                                               MARCH 31, 2001           MARCH 31, 2000
                                                           ----------------------  ----------------------
Total revenue                                                    $ 26,666                $ 24,218
Operating income                                                    2,075                   5,389
Income (loss) from equity method investments                          114                       6
Minority interest                                                     527                  (1,014)
Preferred dividends                                                (3,358)                 (3,388)
                                                                 --------                --------
Net (loss) income allocated to common shareholders               $   (642)               $    993
                                                                 ========                ========
(Loss) earnings per share
         Basic                                                   $  (0.07)               $   0.11
                                                                 ========                ========
         Diluted                                                 $  (0.07)               $   0.11
                                                                 ========                ========

      These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 2000, nor do they purport to represent the future results of the Company.

4.    EQUITY METHOD INVESTMENTS

      KEYSTONE REALTY SERVICES, INC.

      The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including Keystone New Jersey Associates, LLC), as well as providing other real estate related services for third parties. Prior to January 1, 2001, the Management Company also managed the Company's properties. Effective January 1, 2001, the Company is managing its properties through the Operating Partnership and has elected taxable REIT subsidiary for the Management Company.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      INDIANAPOLIS JOINT VENTURES

      In December 1998, the Company entered into an agreement to develop 491 acres of land located in Airtech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2003, and a right of first offer until December 31, 2008, to develop distinct land parcels through joint ventures in which the Company will have a 50% interest.

      In June 2000, the Company acquired a 50% interest in 3 Points Associates, LLC ("3 Points"), an entity formed to develop and construct an 800,000 square foot distribution facility in Airtech Park at a cost of approximately $19.5 million. As consideration for this acquisition, the Company issued 41,582 OP Units at $17.50 per OP Unit, and contributed approximately $1.0 million in cash. 3 Points has obtained a $15.7 million construction loan at a rate equal to LIBOR +2.0% which matures in June 2003. In January 2001, the joint venture signed a ten-year lease with a tenant for the entire facility which requires annual average rental payments of approximately $2.4 million plus reimbursement of all operating expenses.

      KEYSTONE NEW JERSEY ASSOCIATES, LLC

      In March 2001 the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to this joint venture for approximately $103.8 million. The Company holds a 20% ownership interest in the joint venture and, with the Management Company, acts as the joint venture's exclusive acquisition, management and leasing agent. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following table summarizes the equity method investments of the Company as of March 31, 2001 and December 31, 2000 (amounts in thousands).


                                         MARCH 31, 2001   DECEMBER 31, 2000
                                         --------------   -----------------
Keystone Realty Services, Inc.               $ 5,493          $ 4,372
3 Points Associates, LLC                       2,554            2,314
Keystone New Jersey Associates, LLC           10,201               --
                                             -------          -------
            Total                            $18,248          $ 6,686
                                             =======          =======

5. INDEBTEDNESS

   VARIABLE RATE INDEBTEDNESS

      The Company had $130.9 million of variable rate debt outstanding at March 31, 2001, which included $105.7 million under a senior secured revolving credit facility which is discussed below. The other variable rate debt requires monthly interest payments at rates which range from LIBOR +1.85% to LIBOR +2.25% and maturities ranging from December 2002 to May 2003.

      On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements. On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the rate at March 31, 2001 is LIBOR +2.25% (7.52%). This rate was subsequently reduced to LIBOR +1.75% after the completion of the Company's secondary public share offering on April 30, 2001 (Note 9). In addition, a fee ranging from .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 54 properties. The weighted average balance outstanding and weighted average interest rate for the three months ended March 31, 2001 and 2000 for borrowings under the Credit Facility were $121.7 million and $145.6 million and 8.11% and 8.14%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at March 31, 2001.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   FIXED RATE INDEBTEDNESS

      Mortgage notes of approximately $366.2 million, excluding debt premiums, encumbered 60 properties at March 31, 2001. At March 31, 2001, fixed interest rates on the mortgage loans ranged from 6.88% to 9.75%. These mortgage notes had weighted average interest rates of 7.8% and 7.6% at March 31, 2001 and 2000, respectively. The maturities for these notes range from November 2001 through October 2022. The weighted average maturity was 8.0 years at March 31, 2001.

6.    TENANT AND OTHER MATTERS

      In April 2000, Neuman Distributors, Inc. ("Neuman"), a tenant which leases a distribution facility of approximately 332,000 square feet in Teterboro, New Jersey (the "Neuman Property"), notified the Company that it filed for protection under Chapter 11 of the Bankruptcy Code. Annual rent under this lease (the "Original Lease") is approximately $2.2 million, which is approximately 2% of the Company's current aggregate annualized in-place base rents from all of its existing tenants. In December 2000, the Bankruptcy Court approved an arrangement pursuant to which a third party (the "Optionee") was granted an option (the "Option") by the Company (a) to lease the Neuman Property pursuant to an amendment and restatement of the Original Lease (the "Restated Lease") to be entered into upon exercise of the Option, and (b) to purchase the Neuman Property, at certain specified times during the term of the Restated Lease, pursuant to a purchase option agreement to be entered into upon exercise of the Option. As consideration for the Option, the Optionee paid to the Company monthly non-refundable lease option payments of $279,000 (the "Option Payments") during the period from December 2000 through and including March 2001. The Option lapsed in January 2001, and in March 2001 the lease was surrendered by the Trustee under an agreement whereby the former tenant is able to occupy the building until May 15, 2001. No rent is payable to the Company unless the tenant elects to remain in the building after this time and in any event the tenant is required to exit the premises by May 31, 2001. The Company is currently marketing this space for occupancy. The Company believes that it will be able to re-lease this building within a reasonable period of time at a rental rate which exceeds the rate under the surrendered lease given the current market conditions in the Northern New Jersey industrial market and the quality and location of the building.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. SEGMENTS

      The Company considers its reportable segments to be industrial, office, and other. The other properties segment consists of an investment in a direct financing lease. Summarized financial information concerning the Company's reportable segments is shown in the following table at March 31, 2001 and 2000, unless otherwise noted (amounts in thousands).


                              REVENUE              PROPERTY LEVEL NET OPERATING INCOME(2)
                    THREE MONTHS ENDED MARCH 31,       THREE MONTHS ENDED MARCH 31,
                   ------------------------------   ----------------------------------
                        2001           2000              2001             2000
                   ------------------------------   ----------------------------------
New Jersey          $  8,931        $ 6,352          $  7,424        $   5,225
Pennsylvania           4,875          4,434             4,413            3,880
Indiana                1,855          1,760             1,854            1,735
Ohio                   1,269          1,368             1,162            1,287
New York               1,694          1,874             1,408            1,635
South Carolina         2,292          2,662             2,090            2,455
                   ------------------------------   ----------------------------------
   INDUSTRIAL       $ 20,916        $18,450          $ 18,351        $  16,217
                   ==============================   ==================================

New Jersey          $  1,920        $ 1,863          $  1,624        $   1,592
Pennsylvania             885          1,596               489            1,079
New York               6,516          6,486             4,185            4,499
                   ------------------------------   ----------------------------------
   OFFICE           $  9,321        $ 9,945          $  6,298        $   7,170
                   ==============================   ==================================

Other               $     42        $    70          $     41        $      66
                   ==============================   ==================================

Other Income(1)     $    405        $    91
                   ==============================

Total               $ 30,684        $28,556          $ 24,690        $  23,453
                   ==============================   ==================================


                    INVESTMENT IN REAL ESTATE,    DEPRECIATION AND AMORTIZATION EXPENSE
                            AT COST (3)               THREE MONTHS ENDED MARCH 31,
                   ------------------------------   ----------------------------------
                        2001           2000              2001             2000
                   ------------------------------   ----------------------------------
New Jersey          $211,214       $310,460          $  3,336        $   1,100
Pennsylvania         169,619        173,612               961              926
Indiana               67,933         67,920               407              390
Ohio                  41,775         41,754               250              255
New York              44,435         44,371               262              287
South Carolina        66,059         66,020               578              615
                   ------------------------------   ----------------------------------
   INDUSTRIAL       $601,035       $704,137          $  5,794        $   3,573
                   ==============================   ==================================

New Jersey          $ 59,721        $59,688          $  1,807        $      52
Pennsylvania          11,340         43,087                47               42
New York             149,912        149,472             1,083            1,041
                   ------------------------------   ----------------------------------
   OFFICE           $220,973       $252,247          $  2,937        $   1,135
                   ==============================   ==================================

Other               $  1,125       $  1,214          $    ---        $     ---
                   ==============================   ==================================

Total               $823,133       $957,598          $  8,731        $   4,708
                   ==============================   ==================================


                            CAPITAL EXPENDITURES
                          THREE MONTHS ENDED MARCH 31,
                       ------------------------------
                            2001           2000
                       ------------------------------
New Jersey                $   216        $    77
Pennsylvania                    6             31
Indiana                        --             --
Ohio                            3             --
New York                       58             62
South Carolina                 27             32
                       ------------------------------
   Industrial             $   310        $   202
                       ==============================

New Jersey                $    22        $     6
Pennsylvania                  190             --
New York                      437            463
                       ------------------------------
   Office                 $   649        $   469
                       ==============================

                       ------------------------------
Other                     $   ---        $   ---
                       ==============================

                       ------------------------------
Total                     $   959        $   671
                       ==============================

      The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for each of the three month periods ended March 31, 2001 and 2000 (amounts in thousands):


                                                    ----------------------------------
                                                         2001             2000
                                                    ----------------------------------
Segment property operating income as shown above    $  24,690       $   23,453
Depreciation and amortization expense                  (8,731)          (4,708)
General and administrative expense                     (2,166)          (2,073)
Interest expense                                      (11,364)         (10,332)
Other income (1)                                          405               91
                                                    ---------       ----------
Income before equity in (losses) earnings from
  equity method investments, and gains on
  sales of assets                                   $   2,834       $    6,431
                                                    =========       ==========

----------

(1) Amount consists of interest income not allocated to a specific business segment.

(2) Property level net operating income excludes depreciation, amortization and management fee expenses.

(3)   Amounts for 2000 are as of December 31, 2000.

8.    DIVIDENDS

      In April 2001, the Company declared a dividend of $.31 per Common Share for the first quarter of 2001, which was paid on April 30, 2001 to shareholders of record on April 20, 2001.

      In January 2001, the Company declared a dividend of $.31 per Common Share for the fourth quarter of 2000 which was paid on January 31, 2001 to shareholders of record on January 18, 2001.

      The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment ranging from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $3.4 million and $3.2 million, respectively, during the three months ended March 31, 2001 and 2000. In April 2001, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock, and Convertible Preferred Units which aggregated $3.4 million.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.    SUBSEQUENT EVENTS

      On April 16, 2001, the Company entered into an agreement to acquire from Crescent Real Estate Equities Limited Partnership ("Crescent") 1,693,471 Common Shares of the Company and 765,807 OP Units of the Operating Partnership for an aggregate price of $30.1 million subject to adjustment for distributions payable on these Common Shares and OP Units in April 2001 which reduced the aggregate price to $29.4 million. The Company acquired the Common Shares and OP Units of Cresent in two stages on April 27, 2001 and
May 1, 2001.

      On April 25, 2001, the Company announced that it had priced a public offering of 7,500,000 Common Shares of Beneficial Interest at $12.20 per share. The offering (the "April Common Share Offering") subsequently closed on April 30, 2001. Merrill Lynch & Co., Inc., was the lead manager of the offering and Credit Suisse First Boston and First Union Securities, Inc. were co-managers of the offering. Of the $86.1 million net proceeds from the sale of the shares, approximately $29.4 million were used to repurchase the Common Shares and OP Units owned by Crescent and $56.7 million of the net proceeds were used to repay outstanding debt.

      In May 2001, the Company was approved for listing on the New York Stock Exchange ("NYSE"). The Company began trading on the NYSE on May 9, 2001 under the ticker symbol "KTR".

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect on the Company's cash flows and property values of economic and other conditions in the market areas in which the Company owns and develops properties; the need to obtain leases for properties currently under development and to renew leases or relet space upon the expiration of current leases for properties, and the ability of the properties to generate revenues sufficient to meet debt service payments and other operating expenses; and risks associated with borrowings, such as the possibility that the Company will not have sufficient funds available to make principal payments on outstanding debt, outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Credit Facility and the Company's other variable rate debt may increase.

      The following discussion compares the operations and activities of the Company for the three -month periods ended March 31, 2001 and 2000 and should be read in conjunction with the accompanying financial statements and notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      The Company incurred a net loss of $714,000 or $.08 per diluted share, after the extraordinary item of $982,000 or $.06 per diluted share, for the three month period ended March 31, 2001, as compared with net income of $1.9 million, or $.21 per diluted share, for the same period ended March 31, 2000. Excluding the impact of the extraordinary item, the net loss would have been $173,000 or $.01 per diluted share, as compared to net income of $1.9 million, or $.21 per diluted share, for the same period in 2000. The net loss in the quarter ended March 31, 2001 is primarily the result of a $2.7 million cumulative catch-up adjustment to record depreciation expense on certain assets which were previously accounted for as held for sale. Depreciation charges were suspended on these assets while they were held for sale. In the first quarter of 2001 the Company ceased actively marketing these assets and recorded the $2.7 million cumulative catch-up adjustment to record depreciation expense for the period these assets were held for sale.

      Revenues for the three month period ended March 31, 2001 increased to $30.7 million as compared with $28.6 million for the same period in 2000, respectively, an increase of 7.3% primarily as a result of the closing of the last phase of the Reckson-Morris transaction in May 2000. The increase associated with the closing of the last phase of this transaction was offset by: (i) increased vacancy in the portfolio as economic occupancy declined in the Same Store Properties, as defined below, from 97.5% in 2000 to 95.3% in 2001 which resulted in a decrease in rental income of approximately $500,000; and (ii) decreases in revenue associated with industrial properties which were sold during 2000. Reimbursements and other income increased by approximately $1.0 million over the same period last year as a result of increases in interest income and other income, increases in reimbursement revenue related to properties acquired in 2000, and increases in reimbursement revenue as a result of increases in operating expenses.

      Operating expenses increased by $5.8 million, or 26.2%, in the three-month period ended March 31, 2001 to $27.9 million from $22.1 million as compared to the same period in 2000. Approximately $4.0 million of this increase is a result of increased depreciation expense from property acquisitions in 2000 and the cumulative catch-up depreciation adjustment of $2.7 million, discussed above, related to depreciation on assets previously held for sale. Approximately $1.0 million of the increase in operating expenses related to an increase in interest expense which also resulted from property acquisitions in 2000. The remaining increase resulted from increases in operating expenses related to property operations, such as snow removal and other repair and maintenance costs in addition to increases in costs resulting from property acquisitions in 2000. These cost increases were slightly offset by decreases as a result of properties which were sold in 2000.

      Effective January 1, 2001, the majority of the employees of the Management Company were transferred to the Operating Partnership and the Company began to manage its properties through the Operating Partnership. As a result, the Management Company no longer charges the Operating Partnership a management fee for management of the Company's properties. Accordingly, in the accompanying statement of operations for 2000 the Company has reclassified management fee expenses of $1.0 million which were incurred in 2000 into general and administrative expense in order to make the financial statement presentation of these costs comparable.

      Earnings from equity method investments decreased by $378,000, from $249,000 in the three-month period ended March 31, 2000 to a loss of $129,000 in the same period in 2001. This decrease is primarily the result of decreases in third party fee income in 2001 as compared to the same period in 2000.

      SAME STORE RESULTS

      Property level net operating income for the three month periods ended March 31, 2001 and 2000 for the Properties owned since January 1, 2000 (the "Same Store Properties") decreased to approximately $19.5 million from $19.8 million, respectively. This overall decrease of approximately 1.9% is primarily due to an increase in rental revenue of approximately 1.0% in the Same Store Properties, which were net of a 2.2% decrease in overall economic occupancy which resulted in a $500,000 decrease in rent revenue. This decrease in economic occupancy is primarily related to the South Carolina industrial properties where the Company is incurring vacancy as a result of market conditions. Reimbursement revenue increased by 10.4% as a result of increases in operating expenses. Operating expenses for the Same Store Properties increased by approximately $620,000 or 14.7%. These increases were primarily related to increases in repair and maintenance expenses as the result of certain one-time projects, increased snow removal costs and utilities due to the expiration of certain incentives. These increases in operating expenses were completely reimbursed by the respective industrial tenants and only partially reimbursed by office tenants as a result of certain tenants whose operating expense base years were re-set upon renewals. The Same Store Properties consist of 86 industrial and 31 office properties aggregating approximately 16.9 million square feet. The property level operating income from the Same Store Properties represented approximately 78% of the Company's overall property level net operating income for the three month period ended March 31, 2001.

      Set forth below is a schedule comparing the property level operating income for the Same Store Properties for the three month periods ended March 31, 2001 and 2000 (amounts in thousands).


                                                            FOR THE THREE MONTHS
                                                            --------------------
                                                              ENDED MARCH 31,
                                                              ---------------
INDUSTRIAL PROPERTIES                                        2001          2000         % CHANGE
                                                             ----          ----         --------
Revenue
         Rental revenue                                  $    13,694   $    13,751         (0.4%)
         Tenant reimbursement and other                        1,847         1,659         11.3%
                                                          -----------   -----------
         Total revenue                                   $    15,541   $    15,410          0.9%
                                                          ===========   ===========
Operating Expenses
         Property operating expenses                     $       642   $       495         29.7%
         Real estate taxes                                     1,388         1,350          2.8%
                                                          -----------   -----------
         Total operating expenses                        $     2,030   $     1,845         10.0%
                                                          ----------    ----------
Property net operating income                            $    13,511   $    13,565         (0.4%)
                                                          ===========   ===========

Economic occupancy for the period                               95.4%         98.1%
                                                         ============  ============
Physical occupancy at March 31                                  95.8%         97.7%
                                                         ============  ============

                                                           FOR THE THREE MONTHS
                                                           --------------------
                                                              ENDED MARCH 31,
                                                              ---------------
  OFFICE PROPERTIES                                          2001          2000         % CHANGE
                                                             ----          ----         --------
  Revenue
           Rental revenue                                $     7,252   $     7,274         (0.3%)
           Tenant reimbursement and other                      1,501         1,374          9.2%
                                                         -----------   -----------
           Total revenue                                 $     8,753   $     8,648          1.2%
                                                         ===========   ===========
  Operating Expenses
           Property operating expenses                   $     1,923   $     1,523         26.3%
           Real estate taxes                                     885           851          4.0%
                                                         -----------   -----------
           Total operating expenses                      $     2,808   $     2,374         18.3%
                                                         -----------   -----------
  Property net operating income                          $     5,945   $     6,274         (5.2%)
                                                         ===========   ===========

  Economic occupancy for the period                             95.2%         96.4%
                                                         ============  ============
  Physical occupancy at March 31                                95.0%         97.3%
                                                         ============  ============


                                                            FOR THE THREE MONTHS
                                                            --------------------
                                                              ENDED MARCH 31,
                                                              ---------------
  TOTAL SAME STORE PROPERTIES                                2001          2000         % CHANGE
                                                             ----          ----         --------
  Revenue
           Rental revenue                                $    20,946   $    21,026         (0.4%)
           Tenant reimbursement and other                      3,348         3,033         10.4%
                                                         -----------   -----------
           Total revenue                                 $    24,294   $    24,059          1.0%
                                                         ===========   ===========
  Operating Expenses
           Property operating expenses                         2,565         2,018         27.1%
           Real estate taxes                                   2,273         2,200          3.3%
                                                         -----------   -----------
           Total operating expenses                      $     4,838   $     4,218         14.7%
                                                         -----------   -----------
  Property net operating income                          $    19,456   $    19,841         (1.9%)
                                                         ===========   ===========

  Economic occupancy for the period                             95.3%         97.5%
                                                         ============  ============
  Physical occupancy at March 31                                95.1%         97.3%
                                                         ============  ============

SEGMENTS

INDUSTRIAL SEGMENT

      Revenue and net operating income in the industrial property segment increased over 13% in the three month period ended March 31, 2001 as compared to the same period in 2000, primarily as a result of the last phase of the Reckson-Morris transaction which closed in May 2000. Revenue and net operating income in South Carolina decreased over $350,000 as a result of additional vacancy in this market in 2001 as physical occupancy declined from 95.1% at March 31, 2000 to 79.1% at March 31, 2001. Revenue and net operating income declined in the New York segment as a result of a property which was sold in December 2000. Depreciation expense also increased significantly in 2001, as a result of the last phase of the Reckson-Morris transaction in addition to the cumulative catch-up adjustment in the quarter for certain properties which were reclassified from the held for sale category to assets held for investment during the quarter.

OFFICE SEGMENT

      Revenues in this segment decreased by over $600,000 in the three-month period ended March 31, 2001, as compared to the same period for 2000, primarily as a result of the sale of four properties in the Pennsylvania office segment in January 2001. Property net operating income decreased by $872,000 (or 12%) in the three month period ended March 31, 2001 as compared to same period in 2000 as a result of the sale of four Pennsylvania office properties and additional vacancy in the New York office segment. Depreciation expense increased in the three month period ended March 31, 2001 as a result of the cumulative catch-up adjustment recorded for certain properties which were reclassified from the held for sale category to assets held for investment during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      During the three months ended March 31, 2001, the Company generated $8.3 million in cash flow from operating activities as compared to cash flow of $8.1 million during the same period in 2000.

      Cash provided by investing activities in the three months ended March 31, 2001 was $52.3 million as compared to $9.3 million of cash used in investing activities in the same period in 2000. The significant increase in cash provided was primarily a result of the asset sales during the first quarter of 2001. Cash used in financing activities increased to $64.2 million in 2001 as compared to $318,000 of cash provided by financing activities the same period in 2000. This increase in cash used in financing activities in 2001 was the result of increases in repayments of mortgage notes resulting from asset sales.

CAPITALIZATION

      As of March 31, 2001, the Company had $497.1 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.7% and a weighted average maturity of 6.2 years. The Company has a $150 million Credit Facility with a group of commercial lenders led by Fleet National Bank, N.A. which expires on April 29, 2002. The Credit Facility bears interest at a LIBOR interest rate on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. Based on the Company's current leverage after the April Common Share Offering, the rate is LIBOR + 1.75%. At March 31, 2000, the Company's outstanding borrowings under this Credit Facility were $105.7 million at an interest rate of 7.52%. The Credit Facility's balance was reduced to approximately $61 million after the April Common Share Offering. The Company has other variable rate debt, which aggregates $25.2 million at March 31, 2001. At March 31, 2001, the Company's variable rate debt is approximately 26% of total debt. The Company's ratio of total debt to undepreciated total assets was 57% at March 31, 2001. After the completion of the April 2001 Common Share Offering, on a proforma basis, the Company's variable rate debt is approximately 17% of total debt and its ratio of total debt to undepreciated total assets is approximately 50%.

SHORT AND LONG TERM LIQUIDITY

      Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital and net cash provided by operating activities along with borrowings from the Credit Facility. Further, the Company anticipates that it will continue to selectively dispose of certain office and non-core industrial assets. The Company believes all of these sources will be available in order to fund short-term liquidity needs.

      Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of certain office and certain industrial assets, and (iii) the sale or contribution of certain of our properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above in short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares or preferred stock and depositary shares representing preferred stock with an aggregate value of up to $500 million. In April 2001 the Company closed on an offering of 7,500,000 Common Shares at a price before underwriting discounts and expenses of $12.20 per Common Share or $91.5 million in the aggregate. As of May 1, 2001, the Company has issued approximately $111.5 million in aggregate of Common Shares under this Registration Statement.

      The Company believes that available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short-term and the long-term.

IMPACT OF RECENT ACCOUNTING STANDARDS

      See Note 2 to the March 31, 2001 consolidated financial statements.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

      Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. Effective January 1, 2000, the Company adopted NAREIT's recent clarifications related to the presentation of FFO, and in accordance with these clarifications, re-stated FFO for all periods presented to reflect FFO in accordance with these clarifications. Accordingly, the Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions, and increased by amortization of deferred financing costs and amortization of restricted stock awards.

      FFO, FAD and cash flows for the three-month periods ended March 31, 2001 and 2000 are summarized in the following table (in thousands, except share data):


                                                  FOR THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------
                                                     2001                  2000
                                                     ----                  ----
                                                  (unaudited)           (unaudited)
Income before distributions to preferred
   unitholders, minority interest of
   unitholders in Operating Partnership,
   extraordinary item, and income
   allocated to preferred shareholders            $      3,041        $      6,820
(Less) Plus:
   (Gains) on sales of assets                             (336)               (140)
   Depreciation and amortization
      related to real estate                             8,731               4,708
   Depreciation and amortization
      related to equity method
      investments                                           58                  43
                                                  ------------        ------------
Funds from Operations                             $     11,494        $     11,431
                                                  ============        ============

(Less) Plus:
   Rental income from straight-line rents                 (821)               (829)
   Amortization of deferred financing costs                462                 410
   Amortization of restricted stock awards                  --                  68
   Building improvements                                  (166)               (223)
   Tenant improvements                                    (787)               (448)
   Leasing commissions                                    (959)               (895)
                                                  ------------        ------------
Funds Available for Distribution                  $      9,223        $      9,514
                                                  ============        ============

Cash flow from operating activities               $      8,258        $      8,146
Cash flow from investing activities                     52,279              (9,316)
Cash flow from financing activities                    (64,168)                318
                                                  ------------        ------------

Net decrease in cash and cash equivalents         $     (3,631)       $       (852)
                                                  ------------        ------------

Weighted average number of common and
convertible preferred shares and
units-diluted (1)                                   25,737,446          25,042,553
                                                  ============        ============

----------
(1) Includes the shares of Convertible Preferred Stock and Convertible Preferred Units issuable assuming conversion at conversion prices which range from $15.75 to $16.50 per share and unit.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK

      The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to the Credit Facility, and other variable rate debt as interest on these obligations is subject to fluctuations in the market. Currently, the Company does not have any interest rate hedge contracts in place to protect against interest rate increases on these facilities. The amount of variable rate debt outstanding represents approximately 26% of total debt as of March 31, 2001. After the April Common Share Offering in April 2001 variable rate debt represented approximately 17% of total debt at March 31, 2001, on a proforma basis. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity and interest rate for fixed rate debt, excluding the Credit Facility and other variable rate debt, was 8.0 years and 7.8% at March 31, 2001. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt. Within the next twelve months, approximately $1.6 million of fixed rate debt will mature.

      If the interest rate for the Credit Facility and the Company's other variable rate debt was 100 basis points higher or lower during the first quarter of 2001, the Company's interest expense for this three month period would have been increased or decreased by approximately $300,000.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Employment Agreement dated July 1, 2000 between Keystone Property Trust and John B. Begier

      10.2  Keystone Property Trust 1994 Non-Employee Stock Option Plan

(b)   Reports on Form 8-K:

During the three month period ended March 31, 2001 and through May 10, 2001, the Company filed the following:

      (i) A Current Report on Form 8-K dated February 6, 2001, was furnished on February 6, 2000 (reporting Items 7 and 9) regarding the Company's fourth quarter supplemental financial information and press release.

      (ii) A Current Report on Form 8-K, dated March 21, 2001, was filed on April 5, 2001 (reporting Items 2 and 9) regarding the sale of seven properties to Keystone New Jersey Associates, LLC on March 21, 2001.

      (iii) A Current Report on Form 8-K dated April 18, 2001, was filed on April 19, 2001 (reporting Items 2 and 7) regarding the Execution of a Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership on April 16, 2001.

      (iv) A Current Report on Form 8-K dated May 1, 2001 was furnished on May 1, 2001 (reporting Items 7 and 9) regarding the Company's first quarter supplemental financial information.

      (v) A Current Report on Form 8-K dated April 24, 2001 was filed on May 9, 2001 (reporting Items 5 and 7) regarding a Purchase Agreement to underwrite a public offering by the Company of up to 7,500,000 Common Shares of Beneficial Interest.

                            SIGNATURES OF REGISTRANT


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KEYSTONE PROPERTY TRUST

Date:   May 15, 2001                By: /s/ Jeffrey E. Kelter
                                       ----------------------
                                       Jeffrey E. Kelter
                                       President and Chief Executive Officer


Date:   May 15, 2001                By: /s/ Timothy A. Peterson
                                       ------------------------
                                       Timothy A. Peterson
                                       Executive Vice President and
                                       Chief Financial Officer


Date:   May 15, 2001                By: /s/ Timothy E. McKenna
                                       -----------------------
                                       Timothy E. McKenna
                                       Senior Vice President - Finance
                                       and Chief Accounting Officer