Form 10-Q
period 2001-06-30
KEYSTONE PROPERTY TRUST
filed 2001-08-14
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                       to
                                   ----------------------    ------------------

Commission file number    1-12514
                       -------------

                             KEYSTONE PROPERTY TRUST
       (Exact name of registrant as specified in its declaration of trust)

             MARYLAND                                     84-1246585
-----------------------------------                  -------------------
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

      A total of 15,521,540 common shares of beneficial interest of the registrant's common equity were outstanding as of August 14, 2001.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets as of  June 30, 2001
              (unaudited) and December 31, 2000                                                    3

              Condensed Consolidated Statements of Operations (unaudited)
              for the three and six months ended June 30, 2001 and
              2000                                                                                 4

              Consolidated Statements of Cash Flows (unaudited)
              for the six months ended June 30, 2001 and 2000                                      5

              Notes to Consolidated Financial Statements                                           6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                 17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          27

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   28

Item 2.       Changes in Securities and Use of Proceeds                                           28

Item 3.       Defaults Upon Senior Securities                                                     28

Item 4.       Submission of Matters To a Vote of Security Holders                                 28

Item 5.       Other Information                                                                   28

Item 6.       Exhibits and Reports on Form 8-K                                                    28

SIGNATURES OF REGISTRANT                                                                          30

ITEM 1.                  PART I - FINANCIAL INFORMATION
                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)

                                 ASSETS
                                                                              JUNE 30, 2001     DECEMBER 31, 2000
                                                                              -------------     -----------------
                                                                              (UNAUDITED)
INVESTMENT IN REAL ESTATE:
     Land and land improvements...................................        $        126,466       $       128,171
     Buildings and improvements...................................                 661,565               685,774
     Assets held for sale.........................................                    ---                114,073
     Development and construction-in-progress.....................                  41,297                28,366
     Investment in direct financing lease.........................                   1,041                 1,214
                                                                          ----------------       ---------------
                                                                                   830,369               957,598
     Less - Accumulated depreciation..............................                 (46,569)              (35,508)
          Accumulated depreciation - assets held for sale.........                     ---                (5,050)
                                                                          ----------------       ----------------
                      Total accumulated depreciation..............                 (46,569)              (40,558)
                                                                          ----------------       ----------------
                      Total investment in real estate, net........                 783,800               917,040
                                                                          ----------------       ---------------

CASH AND CASH EQUIVALENTS.........................................                   2,786                 3,668
RESTRICTED CASH AND CASH ESCROWS..................................                  11,900                 6,597
ACCOUNTS RECEIVABLE, including straight-line rent receivable of $6,787 and  $6,759 in 2001 and 2000, respectively, net of allowance for bad debts of $510 and $250 in 2001 and
  2000, respectively..............................................                   9,124                 9,446
DEFERRED FINANCING COSTS, net of accumulated amortization
  of $4,583 and $3,814 in 2001 and 2000, respectively.............                   4,721                 5,775
DEFERRED LEASING COSTS, net of accumulated amortization
  of $2,602 and $2,184 in 2001 and 2000, respectively.............                   5,781                 7,426
EQUITY METHOD INVESTMENTS.........................................                  23,428                 6,686
OTHER ASSETS......................................................                   6,380                 6,049
                                                                          ----------------       ---------------
                      Total assets                                        $        847,920       $       962,687
                                                                          ================       ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility, including unamortized  premiums on assumed indebtedness of $2,534 and
       $2,854 in 2001 and 2000, respectively......................        $        454,069       $       616,569
     Accounts payable.............................................                   4,597                 3,350
     Dividends and distributions payable..........................                   2,299                 2,299
     Accrued interest payable.....................................                   1,711                 2,274
     Accrued expenses and other liabilities.......................                  10,032                12,312
     Deferred rent revenue........................................                   2,354                 1,949
                                                                          ----------------       ---------------
         Total liabilities........................................                 475,062               638,753
                                                                          ----------------       ---------------

MINORITY INTEREST, 6,731,885 and 7,675,649 units outstanding in 2001
     and  2000, respectively .....................................                  52,699                76,710

CONVERTIBLE PREFERRED UNITS.......................................                  80,295                80,295

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000;
       liquidation preference of $20,000..........................                       1                     1
  Convertible Preferred Stock, Series B; $.001 par value; 4,200,000 shares authorized; 803,871 issued and outstanding in 2001 and 2000;
       liquidation preference of $20,097..........................                       1                     1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000;
       liquidation preference of $20,000..........................                       1                     1
  Common Shares, $.001 par value; 59,200,000 authorized; 15,521,540 and
       9,321,296 shares issued and outstanding in 2001 and 2000,
       respectively...............................................                      16                     9
     Additional paid-in capital...................................                 261,243               182,067
     Loans to executives and employees to purchase Common Shares..                  (5,944)               (4,033)
     Cumulative net income........................................                  23,106                21,516
     Cumulative distributions.....................................                 (38,560)              (32,633)
                                                                          ----------------       ----------------
         Total shareholders' equity...............................                 239,864               166,929
                                                                          ----------------       ---------------
         Total liabilities and shareholders' equity                       $        847,920       $       962,687
                                                                          ================       ===============

               The accompanying notes are an integral part of these consolidated financial statements.


                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                        ------------------------------ ----------------------------
                                                                              2001           2000            2001           2000
                                                                        -----------------------------------------------------------
REVENUE:
    Rents.........................................................      $     23,361   $      26,667   $     49,534   $     51,742
    Reimbursement revenue and other income........................             3,345           3,562          7,856          7,043
                                                                        ------------   -------------   ------------   ------------
        Total revenue.............................................      $     26,706   $      30,229         57,390         58,785
                                                                        ------------   -------------   ------------   ------------

OPERATING EXPENSES:
    Property operating expenses...................................             1,863           2,620          4,674          5,197
    Real estate taxes ............................................             2,316           2,525          5,094          4,960
    General and administrative....................................             2,118           2,159          4,284          4,232
    Depreciation and amortization.................................             5,100           5,860         13,831         10,568
    Interest expense..............................................             8,439          11,742         19,803         22,074
                                                                        ------------   -------------   ------------   ------------
        Total operating expenses..................................            19,836          24,906         47,686         47,031
                                                                        ------------   -------------   ------------   ------------

Income before equity in income from equity method investments
    and gains on sales of assets..................................             6,870           5,323          9,704         11,754
Equity in income from equity method investments...................               198             415             69            664
Gains on sales of assets..........................................               ---             484            336            624
                                                                        ------------   -------------   ------------   ------------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, extraordinary
   item and income allocated to preferred shareholders............             7,068           6,222         10,109         13,042
Distributions to preferred unitholders............................            (1,932)         (1,702)        (3,863)        (3,019)
Minority interest of unitholders in Operating Partnership.........            (1,211)         (1,250)          (626)        (2,878)
                                                                        ------------   -------------   ------------   ------------
Income before extraordinary item .................................             3,925           3,270          5,620          7,145

Extraordinary item-loss on early retirement of debt...............             (193)             ---        (1,175)            ---
                                                                        ------------   -------------   ------------   ------------


INCOME BEFORE INCOME ALLOCATED TO PREFERRED
    SHAREHOLDERS                                                               3,732           3,270          4,445          7,145

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS                                    (1,428)         (1,609)        (2,855)        (3,539)
                                                                        ------------   -------------   ------------   ------------

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS                             $      2,304   $       1,661   $      1,590   $      3,606
                                                                        ============   =============   ============   ============

EARNINGS PER COMMON SHARE - BASIC:
    Net  income per Common Share before extraordinary item........      $       0.18   $        0.18   $       0.20   $       0.39
    Extraordinary item............................................             (0.01)            ---          (0.06)           ---
                                                                        ------------   -------------   ------------   ------------
    Net income per Common Share - Basic...........................      $       0.17   $        0.18   $       0.14   $       0.39
                                                                        ============   =============   ============   ============

WEIGHTED AVERAGE COMMON SHARES - BASIC                                    13,640,254       9,243,803     11,503,525      9,155,880
                                                                        ============   =============   ============   ============

EARNINGS PER COMMON SHARE - DILUTED:
    Net income per Common Share before extraordinary item.........      $       0.18   $        0.17   $       0.18   $       0.39
    Extraordinary item............................................             (0.01)            ---          (0.06)           ---
                                                                        ------------   -------------   ------------   ------------
    Net income per Common Share - Diluted.........................      $       0.17   $        0.17   $       0.12   $       0.39
                                                                        ============   =============   ============   ============

WEIGHTED AVERAGE COMMON SHARES - DILUTED                                  20,556,578      16,901,567     18,795,995     16,794,110
                                                                        ============   =============   ============   ============

               The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 2001                 2000
                                                                                 ----                 ----
OPERATING ACTIVITIES:
   Net income allocated to common shareholders....................          $         1,590        $       3,606
   Adjustments to reconcile net income allocated to common shareholders to net cash ......................................................
provided by operating activities:
       Depreciation and amortization..............................                   14,763               11,448
       Amortization of debt premiums..............................                     (320)                (341)
       Amortization of deferred compensation costs and loan
        forgiveness on executive stock loans......................                       94                  233
       Bad debt provision.........................................                      250                  250
       Gain on sales of assets....................................                     (336)                (624)
       Extraordinary loss.........................................                    1,175                  ---
       Increase in straight-line rents............................                   (1,436)              (1,817)
       Decrease in investment in direct financing lease...........                      173                  123
       Equity in losses (income) from equity method investments...                       69                 (664)
       Income allocated to preferred shareholders and preferred
         unitholders..............................................                    6,718                6,558
       Minority interest..........................................                      626                2,878
       Cash provided by (used in)
         Accounts receivable......................................                       90                  262
         Other assets.............................................                     (331)               3,617
         Accounts payable, accrued expenses and other  liabilities                   (1,596)              (3,295)
         Deferred rent revenue....................................                      405                 (292)
                                                                          -----------------    ------------------
           Net cash provided by operating activities                        $        21,934        $      21,942
                                                                          -----------------    -----------------

INVESTING ACTIVITIES:
   Increase in restricted cash....................................          $        (5,303)       $      (3,082)
   Properties acquired............................................                  (16,316)             (79,739)
   Advances to equity method investments..........................                   (7,859)                (220)
   Capital expenditures...........................................                   (1,571)              (2,396)
   Development and construction in progress expenditures..........                  (12,931)              (8,438)
   Payment of leasing commissions.................................                   (1,247)              (2,029)
   Proceeds from sales of assets, net.............................                   84,791               17,270
                                                                          -----------------    -----------------
           Net cash provided by (used in) investing activities              $        39,564        $     (78,634)
                                                                          -----------------    ------------------

FINANCING ACTIVITIES:
  Issuances of Common Shares, net of issuance costs...............          $        85,711        $       1,487
  Re-purchase of Common Shares and OP Units.......................                  (29,364)                 ---
  Dividends paid on Common Shares.................................                   (5,927)              (5,401)
  Distributions paid on Convertible Preferred Stock and Convertible
    Preferred Units...............................................                   (6,717)              (5,955)
  Distributions paid on OP Units..................................                   (4,690)              (4,457)
  Proceeds from mortgage notes payable............................                    19,606             101,188
  Repayments of mortgage notes payable............................                  (60,652)              (2,035)
  Payments of deferred financing and early debt retirement costs..                   (1,190)              (1,177)
  Net repayments under Credit Facility............................                  (59,157)             (27,807)
                                                                          -----------------    ------------------
  Net cash (used in) provided by financing activities                       $       (62,380)       $      55,843
                                                                          -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.........................                     (882)                (849)

CASH AND CASH EQUIVALENTS, beginning of period....................                    3,668                4,144
                                                                          -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period..........................          $         2,786        $       3,295
                                                                          =================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest...................................          $        20,767        $      22,060
                                                                          =================    =================

           The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    ORGANIZATION AND OPERATIONS

      Keystone Property Trust is a self-administered and self-managed real estate investment trust ("REIT") which was organized as a Maryland corporation in 1994 under the name of American Real Estate Investment Corporation (the "Predecessor"). On October 13, 1999, the Company reorganized as a Maryland REIT through the merger of the Predecessor with and into Keystone Property Trust (the "Company"). Simultaneously, the name of its operating partnership, American Real Estate Investment, L.P., was changed to Keystone Operating Partnership, L.P. (the "Operating Partnership"), and the name of its management company, American Real Estate Management, Inc. was changed to Keystone Realty Services, Inc. (the "Management Company"). The Company is listed on the New York Stock Exchange under the ticker symbol "KTR".

      As of June 30, 2001, the Company owns interests in 129 industrial and office properties (the "Properties") aggregating approximately 21.8 million square feet which includes nine industrial properties aggregating 3.7 million square feet owned through the Company's joint ventures (Note 4) and an investment in a direct financing lease. Additionally, the Company owns interests in five industrial properties totaling approximately 2.4 million square feet currently under development. The Properties are located in Central/Northern New Jersey; Central Pennsylvania; Indianapolis, Indiana; Ohio; New York State; and Greenville, South Carolina and have an overall occupancy of 93.5% as of June 30, 2001. The Company conducts all of its service operations for third parties, including leasing, property management and other services, through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2.    GENERAL

      BASIS OF PRESENTATION

            The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of June 30, 2001 and 2000, the results of its operations for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      PRINCIPLES OF CONSOLIDATION

         The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 64% at June 30, 2001. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and both the Company's and the Operating Partnership's wholly owned subsidiaries and their operations for the three and six month periods ended June 30, 2001 and 2000, respectively, on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition and the properties are being actively marketed for sale. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset. At June 30, 2001 the Company did not classify any assets as held for sale. At December 31, 2000, the Company had classified approximately $114 million of net assets as assets held for sale. During the first quarter of 2001, the Company ceased marketing of certain properties aggregating approximately $79 million in net book value previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. The Company had suspended depreciation charges effective December 31, 1999 on these assets as of the date disposition plans were adopted for these assets. In the first quarter of 2001, the Company recorded a cumulative adjustment of approximately $2.7 million to record depreciation expense on these assets for the period these assets were classified as held for sale. The remaining assets which were held for sale at December 31, 2000, which had an aggregate undepreciated book value of approximately $35 million, were sold in January 2001.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     CAPITALIZATION POLICY

         The Company capitalizes all direct and indirect costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development which are held in joint ventures. In the six month periods ended June 30, 2001 and 2000 the Company has capitalized approximately $1.0 million and $880,000, respectively of interest costs related to construction and development in progress.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six month periods ended June 30, 2001 and 2000 (amounts in thousands, except share and per share data):

FOR THE THREE MONTH PERIOD ENDED JUNE 30,                         2001                            2000
-----------------------------------------             ------------------------------ -------------------------------
                                                          BASIC         DILUTED          BASIC          DILUTED
                                                      ------------------------------ -------------- ----------------
Net income                                            $       2,304  $       2,304   $       1,661  $        1,661
Add:  Minority interest allocation                              ---          1,211             ---           1,250
                                                      -------------  -------------   -------------  --------------
                                                      $       2,304  $       3,515   $       1,661  $        2,911
                                                      =============  =============   =============  ==============

Weighted average number of shares outstanding
Stock equivalents (1):                                   13,640,254     13,640,254       9,243,803       9,243,803
                      Options and warrants(2)                                3,160             ---           3,816
                      Convertible OP Units                               6,913,164             ---       7,653,948
                                                      -------------  -------------   -------------  --------------
                                                         13,640,254     20,556,578       9,243,803      16,901,567
                                                      =============  =============   =============  ==============

EARNINGS PER SHARE                                    $        0.17  $        0.17   $        0.18  $         0.17
                                                      =============  =============   =============  ==============

FOR THE SIX MONTH PERIOD ENDED JUNE 30,                           2001                            2000
---------------------------------------
                                                      ------------------------------ -------------------------------
                                                          BASIC         DILUTED          BASIC          DILUTED
                                                      ------------------------------ -------------- ----------------
Net Income                                            $       1,590  $       1,590   $       3,606  $        3,606
Add:  Minority interest allocation                              ---            626             ---           2,878
                                                      -------------  -------------   -------------  --------------
                                                      $       1,590  $       2,216   $       3,606  $        6,484
                                                      =============  =============   =============  ==============

Weighted average number of shares outstanding
Stock equivalents (1):                                   11,503,525     11,503,525       9,155,880       9,155,880
                      Options and warrants(2)                                3,706             ---           6,085
                      Convertible OP Units                               7,288,764             ---       7,632,145
                                                      -------------  -------------   -------------  --------------
                                                         11,503,525     18,795,995       9,155,880      16,794,110
                                                      =============  =============   =============  ==============

EARNINGS PER SHARE                                    $        0.14  $        0.12   $        0.39  $         0.39
                                                      =============  =============   =============  ==============

-----------
(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at June 30, 2001 and 2000.

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

RECLASSIFICATIONS

         Certain amounts in the June 30, 2000 financial statements have been reclassified in order to conform with the June 30, 2001 presentation.


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

         In February 2001, the Company signed an agreement to form a joint venture (Keystone New Jersey Associates, LLC) with CalEast Industrial Investors LLC, a real estate operating company whose members are the California Public Employees Retirement System and LaSalle Investment Management, Inc., to acquire up to $300 million of industrial properties in New Jersey. Upon closing of this joint venture, in March 2001, the Company sold six industrial properties and contributed another industrial property to the joint venture for an aggregate value of $103.8 million consisting of our 20% ownership interest in the venture, the assumption of approximately $62.3 million of debt related to these properties and approximately $33.0 million in cash. This transaction resulted in a loss of $559,000. In April 2001, the joint venture acquired an industrial property with a developable pad site for approximately $32.3 million. These eight properties total approximately 2.9 million square feet. The Company holds a 20% ownership interest in the joint venture and, with the Management Company, acts as the joint venture's exclusive acquisitions, leasing and management agent.

         In January 2001, the Company sold four office buildings in Pennsylvania totaling 346,168 square feet for approximately $36 million. These buildings were classified by the Company as held for sale at December 31, 2000.

         As of June 30, 2001, the Company had five industrial properties, including one property owned through a joint venture, totaling approximately
2.4 million square feet under development with a total estimated cost of approximately $93.0 million of which $42.0 million has been incurred to date.


2000 TRANSACTIONS

         During 2000, the Company acquired seven industrial properties, six acres of land adjacent to one of the facilities and a joint venture partner's 50% interest in a 500,000 square foot industrial property for an aggregate purchase price of $131.7 million. These properties contain an aggregate of approximately 2.7 million square feet and are located in Central and Northern New Jersey and Indianapolis, Indiana . Consideration for these acquisitions consisted of cash of approximately $70.5 million, of which $59.0 million was funded through new mortgage financing, assumed debt of $19.5 million, $25.7 million of Convertible Preferred Units which require a guaranteed payment at an annual rate of 9.75% and are convertible to Common Shares at $16.00 per share and $5.9 million of units of limited partnership interest ("OP Units") valued at $16.36 per unit. The remaining consideration was funded by mortgage debt.

         In 2000, the Company disposed of 12 industrial properties located in New Jersey, Pennsylvania and New York totaling approximately 1.0 million square feet for a net gain of $87,000. As of June 30, 2000, the Company had sold approximately 380,000 square feet of industrial facilities located in New Jersey which resulted in a net gain of $624,000.


     PRO FORMA OPERATING RESULTS

         Assuming the completion of acquisitions and dispositions which occurred in 2001 and 2000, as of January 1, 2000, pro forma operating results are presented as follows (amounts in thousands, except for share data):

                                                               FOR SIX MONTHS ENDED JUNE       FOR SIX MONTHS ENDED
                                                                        30, 2001                   JUNE 30, 2000
                                                               ---------------------------    ------------------------
Total revenue                                                      $          53,392             $         57,469
Operating income                                                              10,461                       14,986
Income from equity method investments                                            448                        1,043
Minority interest                                                             (1,664)                      (3,531)
Preferred dividends                                                           (6,718)                      (6,755)
                                                               ---------------------          -------------------
Net income allocated to common shareholders                        $           2,527             $          5,743
                                                               =====================          ===================
Earnings per share
         Basic                                                     $            0.22             $           0.51
                                                               =====================          ===================
         Diluted                                                   $            0.22             $           0.50
                                                               =====================          ===================

         These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions and other transactions had been consummated on January 1, 2000, nor do they purport to represent the future results of the Company.

4.       EQUITY METHOD INVESTMENTS

         KEYSTONE REALTY SERVICES, INC.

         The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including Keystone New Jersey Associates, LLC), as well as providing other real estate related services for third parties. Prior to January 1, 2001, the Management Company also managed the Company's properties. Effective January 1, 2001, the Company is managing its properties through the Operating Partnership and has elected taxable REIT subsidiary status for the Management Company.

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

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In June 2000, the Company acquired a 50% interest in 3 Points Associates, LLC ("3 Points"), an entity formed to develop and construct a distribution facility totaling approximately 800,000 square feet in Airtech Park at a cost of approximately $19.5 million. As consideration for this acquisition, the Company issued 41,582 OP Units and contributed approximately $1.0 million in cash. 3 Points has obtained a $15.7 million construction loan at a rate equal to LIBOR +2.0% which matures in June 2003. In January 2001, the joint venture signed a ten-year lease with a tenant for the entire facility which requires annual average rental payments of approximately $2.4 million plus reimbursement of all operating expenses.

         In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC ("4 Points"), an entity formed to develop and construct a distribution facility totaling approximately 800,000 square feet located in Airtech Park in exchange for the issuance of 42,172 OP Units and the contribution of approximately $440,000 in cash. 4 Points has obtained a $15.6 million construction loan at a rate equal to LIBOR +2.0% which matures in June 2004. The Company broke ground on the construction of this facility in June 2001.

         KEYSTONE NEW JERSEY ASSOCIATES, LLC

         In March 2001 the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to this joint venture for approximately $103.8 million. The Company holds a 20% ownership interest in the joint venture and, with the Management Company, acts as the joint venture's exclusive acquisition, management and leasing agent. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. In April 2001, this joint venture acquired an 812,739 square foot industrial property with a developable pad side for approximately $32.3 million.

         The following table summarizes the net equity method investments of the Company as of June 30, 2001 and December 31, 2000 (amounts in thousands).

                                             JUNE 30, 2001          DECEMBER 31, 2000
                                             -------------          -----------------
Keystone Realty Services, Inc.             $       5,815            $        4,372
3 Points Associates, LLC                           2,393                     2,314
4 Points Associates, LLC                           1,434                       ---
Keystone New Jersey Associates, LLC               13,786                       ---
                                         -------------------    -----------------------
                  Total                    $      23,428            $        6,686
                                         ===================    =======================

5.   INDEBTEDNESS

     VARIABLE RATE INDEBTEDNESS

         The Company had $77.4 million of variable rate debt outstanding at June 30, 2001, which included $65.8 million under a senior secured revolving credit facility which is discussed below. The other variable rate debt requires monthly interest payments at rates which range from LIBOR +1.75% to LIBOR +2.25% and has maturities ranging from December 2002 to May 2003.

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements.
On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the rate at June 30, 2001 is LIBOR +1.75% (5.50%). In addition, a fee ranging from .25% to
 .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. The Company is also able to elect to increase the amount available under the Credit Facility to $250 million, subject to the syndication of the additional $100 million. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 54 properties. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 2001 and 2000 for borrowings under the Credit Facility were $99.2 million and $142.9 million and 7.26% and 8.38%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at June 30, 2001.

     FIXED RATE INDEBTEDNESS

         Mortgage notes of approximately $374.2 million, excluding debt premiums, encumbered 61 properties at June 30, 2001. At June 30, 2001, fixed interest rates on the mortgage loans ranged from 6.88% to 9.75%. These mortgage notes had weighted average interest rates of 7.76% and 7.72% at June 30, 2001 and 2000, respectively. The maturities for these notes range from September 2002 through October 2022. The weighted average maturity was 7.7 years at June 30, 2001.

6.       OTHER MATTERS

         In April 2000, Neuman Distributors, Inc. ("Neuman"), a tenant which leased a distribution facility of approximately 332,000 square feet in Teterboro, New Jersey, notified the Company that it filed for protection under Chapter 11 of the Bankruptcy Code. In December 2000, the Bankruptcy Court approved an arrangement pursuant to which a third party (the "Optionee") was granted an option (the "Option") by the Company to lease the Neuman Property pursuant to an amendment and restatement of the original lease with Neuman. As consideration for the Option, the Optionee paid monthly lease option payments of approximately $279,000 (the "Option Payments") during the period from December 2000 through and including March 2001. Subsequently, the Company entered into a purchase agreement with the Optionee (the "Agreement"). The sale proceeds to the Company under the Agreement will be approximately $35 million and the closing is scheduled to occur in September 2001. As consideration for the right to take possession prior to the closing, the Optionee has agreed to pay rent equal to approximately $320,000 per month until closing.

         In April 2001, the Company sold 7.5 million Common Shares at $12.20 per share, for net proceeds of approximately $85.7 million after underwriters' discount and offering expenses. The Company used approximately $29.4 million of these proceeds to complete the re-purchase of 2,459,278 Common Shares and OP Units from Crescent Real Estate Equities Limited Partnership ("Crescent") and approximately $56.7 million of the net proceeds were used to repay outstanding debt.

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   SEGMENTS

         The Company considers its reportable segments to be industrial, office, and other. The other properties segment consists of an investment in a direct financing lease. Summarized financial information concerning the Company's reportable segments is shown in the following table at June 30, 2001 and 2000, unless otherwise noted (amounts in thousands).

                                                 INVESTMENT IN REAL ESTATE,
                                                         AT COST (1)
                                             ------------------------------------
                                                   2001              2000
                                             ------------------------------------
New Jersey                                     $     217,632     $     310,460
Pennsylvania                                         170,036           173,612
Indiana                                               67,948            67,920
Ohio                                                  41,791            41,754
New York                                              44,561            44,371
South Carolina                                        66,082            66,020
                                             ------------------------------------
         Industrial                            $     608,050     $     704,137
                                             ====================================

New Jersey                                     $      59,760     $      59,688
Pennsylvania                                          11,469            43,087
New York                                             150,049           149,472
                                             ------------------------------------
         Office                                $     221,278     $     252,247
                                             ====================================

         Other                                 $       1,041     $       1,214
                                             ====================================

Total                                          $     830,369     $     957,598
                                             ====================================


                                                                            REVENUES
                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------ -----------------------------------
                                                   2001              2000               2001              2000
                                             ------------------------------------ -----------------------------------
New Jersey                                     $       6,337     $       7,737      $      15,268     $      14,089
Pennsylvania                                           5,442             6,006             10,317            10,441
Indiana                                                1,877             1,863              3,732             3,623
Ohio                                                   1,298             1,339              2,567             2,707
New York                                               1,471             1,894              3,165             3,768
South Carolina                                         1,163             1,208              3,455             3,870
                                             ------------------------------------ -----------------------------------
         Industrial                            $      17,588     $      20,047      $      38,504     $      38,498
                                             ==================================== ===================================

New Jersey                                     $       1,914     $       1,879      $       3,834     $       3,742
Pennsylvania                                             416             1,773              1,301             3,369
New York                                               6,276             6,339             12,792            12,825
                                             ------------------------------------ -----------------------------------
         Office                                $       8,606     $       9,991      $      17,927     $      19,936
                                             ==================================== ===================================

         Other                                 $          48     $          69      $          90     $         139
                                             ==================================== ===================================

         Other Income (2)                      $         464     $         121      $         869     $         212
                                             ==================================== ===================================

Total                                          $      26,706     $      30,228      $      57,390     $      58,785
                                             ==================================== ===================================

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                             PROPERTY LEVEL NET OPERATING INCOME (3)
                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------ -----------------------------------
                                                   2001              2000               2001              2000
                                             ------------------------------------ -----------------------------------
New Jersey                                     $       5,457     $       6,480      $      12,881     $      11,705
Pennsylvania                                           5,044             5,544              9,458             9,424
Indiana                                                1,887             1,852              3,741             3,587
Ohio                                                   1,246             1,281              2,408             2,568
New York                                               1,200             1,663              2,608             3,298
South Carolina                                           968             1,014              3,058             3,469
                                             ------------------------------------ -----------------------------------
         Industrial                            $      15,802     $      17,834      $      34,154     $      34,051
                                             ==================================== ===================================

New Jersey                                     $       1,701     $       1,659      $       3,325     $       3,251
Pennsylvania                                             255             1,221                744             2,300
New York                                               4,257             4,181              8,442             8,680
                                             ------------------------------------ -----------------------------------
         Office                                $       6,213     $       7,061      $      12,511     $      14,231
                                             ==================================== ===================================

         Other                                 $          47     $          68      $          88     $         134
                                             ==================================== ===================================

Total                                          $      22,062     $      24,963      $      46,753     $      48,416
                                             ==================================== ===================================

                                                              DEPRECIATION AND AMORTIZATION EXPENSE
                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------ -----------------------------------
                                                   2001              2000               2001              2000
                                             ------------------------------------ -----------------------------------
New Jersey                                     $       1,171     $        1565      $       4,507     $       2,665
Pennsylvania                                           1,131             1,282              2,092             2,208
Indiana                                                  261               461                668               851
Ohio                                                     263               271                513               526
New York                                                 246               305                508               592
South Carolina                                           386               336                964               951
                                             ------------------------------------ -----------------------------------
         Industrial                            $       3,458     $       4,220      $       9,252     $       7,793
                                             ==================================== ===================================

New Jersey                                     $         436     $           6      $       2,243     $          58
Pennsylvania                                              57               345                104               387
New York                                               1,149             1,289              2,232             2,330
                                             ------------------------------------ -----------------------------------
         Office                                $       1,642     $       1,640      $       4,579     $       2,775
                                             ==================================== ===================================

         Other                                 $         ---     $         ---      $         ---     $         ---
                                             ==================================== ===================================

Total                                          $       5,100     $       5,860      $      13,831     $      10,568
                                             ==================================== ===================================


                                                                      CAPITAL EXPENDITURES
                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             ------------------------------------ -----------------------------------
                                                   2001              2000               2001              2000
                                             ------------------------------------ -----------------------------------
New Jersey                                     $          96     $         197      $         301     $         274
Pennsylvania                                              83                 2                 89                33
Indiana                                                  ---               ---                ---               ---
Ohio                                                       7                23                 10                23
New York                                                 130                14                188                76
South Carolina                                            10                 8                 37                40
                                             ------------------------------------ -----------------------------------
         Industrial                            $         326     $         244      $         625     $         446
                                             ==================================== ===================================

New Jersey                                     $          30     $           8      $          52     $          14
Pennsylvania                                             144               309                334               309
New York                                                 123               248                560               711
                                             ------------------------------------ -----------------------------------
         Office                                $         297     $         565      $         946     $       1,034
                                             ==================================== ===================================

         Other                                 $         ---     $         ---      $         ---     $         ---
                                             ==================================== ===================================

Total                                          $         623     $         809      $       1,571     $       1,480
                                             ==================================== ===================================

         The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for the three and six month periods ended June 30, 2001 and 2000 (amounts in thousands):

                                                         THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------------ -----------------------------------
                                                           2001              2000               2001              2000
                                                     ------------------------------------ -----------------------------------
Segment property operating income as shown above     $      22,063     $      24,963      $      46,753     $      48,416
Depreciation and amortization expense                       (5,100)           (5,860)           (13,831)          (10,568)
General and administrative expense                          (2,118)           (2,159)            (4,284)           (4,232)
Interest expense                                            (8,439)          (11,742)           (19,803)          (22,074)
Other income (2)                                               464               121                869               212
                                                     ------------------------------------ -----------------------------------
Income before equity in earnings from equity
   method investments, gains on sales
   of assets, distributions to preferred
   unitholders and preferred shareholders,
   minority interest of unitholders in
   Operating Partnership and extraordinary
   items                                             $       6,870     $       5,323      $       9,704     $      11,754
                                                     ==================================== ===================================


(1)   Amounts for 2000 are as of December 31, 2000.

(2) Amount consists of interest and other income not allocated to a specific business segment

(3) Property Level Net Operating Income excludes depreciation and amortization expense.


8.       DIVIDENDS

         In July 2001, the Company declared a dividend of $.32 per Common Shares for the second quarter of 2001, which was paid on July 31, 2001 to shareholders of record on July 16, 2001.

         In April 2001, the Company declared a dividend of $.31 per Common Share for the first quarter of 2001, which was paid on April 30, 2001 to shareholders of record on April 20, 2001.

         In January 2001, the Company declared a dividend of $.31 per Common Share for the fourth quarter of 2000 which was paid on January 31, 2001 to shareholders of record on January 18, 2001.

         The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment ranging from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $6.7 million and $5.9 million, respectively, during the six months ended June 30, 2001 and 2000. In July 2001, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock and Convertible Preferred Units which aggregated $3.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information both included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intent," "project," or the negative of these words or other similar words or terms. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates, competition, supply and demand for properties in the Company's current and proposed market areas, general accounting principles, and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference in this Form 10-Q.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Net income for the three month period ended June 30, 2001 was $2.3 million or $.17 per diluted share, after the extraordinary item of $193,000 or $.01 per diluted share, for the three month period ended June 30, 2001, as compared with net income of $1.7 million, or $.17 per diluted share, for the same period ended June 30, 2000. Excluding the impact of the extraordinary item of $198,000 in 2001 and the gain on asset sales of $484,000 in 2000, the net income would have been $2.4 million or $.18 per diluted share, as compared to net income of $1.4 million, or $.14 per diluted share, for the same period in 2000.

         Revenue for the three-month period ended June 30, 2001 decreased by $3.5 million or 11.6% to $26.7 million as compared with $30.2 million for the same period in 2000. This decrease was the result of the following: (i) increased vacancy in the Company's portfolio as economic occupancy declined in the Same Store Properties, as defined below, from 97.5% in 2000 to 94.3% in 2001 which resulted in a decrease in rental income of approximately $700,000; and
(ii) decreases in revenue from properties which were sold during 2000 and in 2001. These decreases were partially offset by the increase in rental revenue as a result of the closing of the last phase of the Reckson-Morris acquisition in May 2000.

         Operating expenses decreased by $5.1 million, or 20.4%, in the three-month period ended June 30, 2001 to $19.8 million from $24.9 million for the same period in 2000. Property operating expenses, including real estate tax expense, decreased by $966,000 or 18.8% primarily as a result of property sales. Depreciation and amortization expense decreased by $760,000 or 12.9% also as a result of asset sales. The decrease was offset by approximately $500,000 of depreciation expense on certain assets which were accounted for as held for sale in 2000 which were placed back into service in the first quarter of 2001. The $3.3 million decrease in interest expense was the result of property sales, the reduction in debt as a result of the Common Share offering in April 2001 and the decline in the variable interest rate on the Company's Credit Facility during 2001.

         Effective January 1, 2001, the majority of the employees of the Management Company were transferred to the Operating Partnership and the Company began to manage its properties through the Operating Partnership. As a result, the Management Company no longer charges the Operating Partnership a management fee for management of the Company's properties. Accordingly, in the accompanying statement of operations for 2000 the Company has reclassified management fee expenses of $1.1 million which were incurred in 2000 into general and administrative expense in order to make the financial statement presentation of these costs comparable.

         Earnings from equity method investments decreased by $217,000, from $415,000 in 2000 to $198,000 in 2001. This decrease is primarily the result of decreases in third party fee income in 2001 as compared to the same period in 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Net income for the six-month period ended June 30, 2001 was $1.6 million, or $.12 per diluted share, after the extraordinary item of $1.2 million or $.06 per diluted share for the six month period ended June 30, 2001, as compared with net income of $3.6 million, or $.39 per diluted share, for the same period ended June 30, 2000. Net income in the six-month period ended June 30, 2001 was negatively impacted by a $2.7 million cumulative catch-up adjustment during the period to record depreciation expense on assets which had previously been accounted for as assets held for sale. Excluding the impact of asset sales in both periods, the extraordinary item in 2001 and the cumulative catch-up adjustment recorded in 2001 for depreciation expense, net income for the six-month period ended June 30, 2001 and the comparable prior period would have been $3.2 million and $3.3 million, or $.31 and $.35 per diluted share, respectively.

         Revenue for the six-month period ended June 30, 2001 decreased by $1.4 million or 2.4% to $57.4 million as compared with $58.8 million for the same period in 2000. This decrease was the result of the following: (i) increased vacancy in the Company's portfolio as economic occupancy declined in the Same Store Properties, as defined below, from 97.5% in 2000 to 94.8% in 2001 which resulted in a decrease in rental income of approximately $1.2 million; and (ii) decreases in revenue from properties which were sold during 2000 and in 2001. These decreases were partially offset by the increase in rental revenue as a result of the closing of the last phase of the Reckson-Morris acquisition in May 2000 and an increase in reimbursement revenue of approximately $650,000 which was related to reimbursements from the Management Company for payroll and other charges.

         Operating expenses increased by $655,000, or 1.4%, in the six-month period ended June 30, 2001 to $47.7 million from $47.0 million for the same period in 2000. Property operating expenses, including real estate tax expense, decreased by $389,000 or 3.8% primarily as a result of property sales. Depreciation and amortization expense increased by $3.3 million or 30.9% as a result of the $2.7 million cumulative catch-up adjustment recorded in the first quarter for assets which were previously accounted for as held for sale and for depreciation expense on these assets in the second quarter of 2001 which was approximately $600,000. These assets were accounted for as held for sale in 2000 and as a result the Company did not record any depreciation on these assets in 2000. In the first quarter of 2001, the Company placed these assets back into service and recorded the $2.7 million cumulative catch-up adjustment. Interest expense decreased by $2.3 million or 10.3% as a result of property sales, the reduction in debt as a result of the Common Share offering in April 2001 and the decline in the variable interest rate on the Company's Credit Facility during 2001.

         Earnings from equity method investments decreased by $595,000, from $664,000 in 2000 to $69,000 in 2001. This decrease is primarily the result of decreases in third party fee income in 2001 as compared to the same period in 2000.

SAME STORE RESULTS

         The Same Store Properties, which are properties owned since March 31, 2000, consist of 87 industrial and 31 office properties aggregating approximately 17.4 million square feet. The property level operating income from the Same Store Properties represented approximately 81.5% of the Company's overall property level net operating income for the six-month period ended June 30, 2001. The Company considers its Core Same Store Properties to be its same store industrial and distribution properties located within the New Jersey, Pennsylvania and Indiana markets. The Company considers all other same store properties to be Non-Core Same Store Properties. The Company has 37 Core Same Store Properties which aggregate approximately 9.5 million square feet and represent approximately 39.9% of the Company's property level net operating income for the six-month period ended June 30, 2001.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Property level net operating income for the three months ended June 30, 2001 and 2000 for the Same Store Properties increased to approximately $19.3 million from $19.2 million, respectively. This overall increase of approximately $150,000 or 0.8% is primarily due to an increase in rental revenue of approximately 0.1% and a 2.9% decrease in operating expenses. Total rental revenue increased by $26,000 or 0.1% during the period, which was net of a 3.2% decrease in overall economic occupancy, from 97.5% in 2000 to 94.3%. This decrease in economic occupancy is primarily related to the South Carolina industrial properties. Additionally, the Company has incurred certain transitional vacancy in certain Pennsylvania, Ohio and New York industrial properties. Reimbursement revenue decreased by 3.5% or approximately $100,000 as a result of decreases in operating expenses. Operating expenses for the Same Store Properties decreased by approximately $120,000 or 2.9%. This decrease was primarily related to decreases in repair and maintenance expenses and utility expenses.

         Property level net operating income in the Core Same Store Properties increased by approximately $540,000 or 6.1% during the period as a result of a 5.2% increase in total rental revenue and a 1.6% decrease in operating expenses. This increase in rent revenue is primarily as a result of rent growth in the New Jersey market. This rent revenue increase was net of a 2.6% or $253,000 decrease in economic occupancy primarily as a result of vacancy at one property in the Pennsylvania market. Net operating income in the Non-Core Same Store Properties decreased by approximately $400,000 or 3.9%, primarily as a result of a $500,000 or 3.7% decrease in rental revenue which resulted from a 3.7% decrease in economic occupancy in the industrial properties located in South Carolina and one industrial property in the New York market which became partially vacant in June 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Property level net operating income for the six-month periods ended June 30, 2001 and 2000 for the Same Store Properties decreased to approximately $38.8 million from $39.0 million, respectively. This overall decrease of approximately $240,000 or 0.6% is primarily due to an increase in rental revenue of approximately 0.1% and an increase in operating expenses in the Same Store Properties of 5.9%. Total rent revenue increased by $260,000 or 0.5% during the period, which was net of a 2.7% decrease in overall economic occupancy, from 97.5% in 2000 to 94.8% in 2001. This decrease in economic occupancy is primarily related to the South Carolina industrial properties where the Company is incurring increased vacancy. Additionally, the Company has incurred certain transitional vacancy in certain Pennsylvania industrial properties, one industrial property in Ohio and one industrial property in New York which was partially vacated in June 2001. The office properties represented approximately $200,000 of the decrease in economic occupancy in the Same Store Properties. Reimbursement revenue increased by 3.7% or approximately $220,000 as a result of increases in operating expenses. Operating expenses for the Same Store Properties increased by approximately $500,000 or 5.9%. These increases were primarily related to increases in repair and maintenance expenses as the result of certain one-time projects during the first quarter of 2001, and increased snow removal costs and utilities due to the expiration of certain incentives and abatements. These increases in operating expenses were completely reimbursed by the respective industrial tenants and only partially reimbursed by office tenants as a result of certain tenants whose operating expense base years were re-set upon renewals.

         The net operating income in the Core Same Store Properties increased by approximately $900,000 or 5.0% as a result of a $930,000 or 4.5% increase in total rental revenue which was offset by a 1.0% increase in operating expenses. The increase in total rental revenue was the result of a 4.7% increase in rental revenue over the same period in 2000 which was net of a $200,000 or 0.9% decrease in economic occupancy in these properties. This increase in rental revenue was primarily related to properties in the New Jersey market. The net operating income in the Non-Core Same Store Properties decreased by approximately $1.1 million or 5.4% as a result of a $670,000 or 2.5% decrease in total rental revenue and a $470,000 or 8.0% increase in operating expenses. The decrease in total rental revenue was a result of a $1.0 million or 4.1% decrease in economic occupancy as a result of vacancy in the South Carolina properties and two properties which are incurring transitional vacancy in the Ohio and the New York industrial markets. The 8.0% increase in operating expenses was a result of increases in repair and maintenance expenses as the result of certain one-time projects during the first quarter of 2001 in the New York office properties, and increased snow removal costs and utilities, in the New York office properties, due to the expiration of certain incentives and abatements. A portion of these increases in operating expenses were reimbursed by tenants.

         Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the three and six month periods ended June 30, 2001 and 2000 (amounts in thousands).

                                                FOR THE THREE MONTHS ENDED JUNE 30,              FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                             ------------------------------------------- ------------------------------------------
                                                 2001           2000        % CHANGE         2001          2000        % CHANGE
                                             -------------- ------------- -------------- ------------- ----------------------------
TOTAL SAME STORE PROPERTIES
Revenue
              Rental revenue                 $    20,750    $    20,627          0.6%    $    41,696   $    41,652          0.1%
              Tenant reimbursement                 2,656          2,753         (3.5%)         6,004         5,788          3.7%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Total rental revenue                         $    23,406    $    23,380          0.1%    $    47,700   $    47,440          0.5%
                                             ===========    ===========   ===========    ===========   ===========   ===========
Operating Expenses
              Property operating expenses    $     1,989    $     2,150         (7.5%)   $     4,554   $     4,168          9.3%
              Real estate taxes                    2,078          2,038          2.0%          4,352         4,239          2.7%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Total operating expenses                           4,067          4,188         (2.9)          8,906         8,407          5.9%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Net operating income                         $    19,339    $    19,192          0.8%    $    38,794   $    39,033          0.6%
                                             ===========    ===========   ===========    ===========   ===========   ===========

Physical occupancy at period end                   91.9%          97.7%                        91.9%         97.7%
                                             ===========    ===========                  ===========   ===========
Economic occupancy                                 94.3%          97.5%         (3.2%)         94.8%         97.5%         (2.7%)
                                             ===========    ===========   ===========    ===========   ===========   ===========

                                                FOR THE THREE MONTHS ENDED JUNE 30,              FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                             ------------------------------------------- ------------------------------------------
                                                 2001           2000        % CHANGE         2001          2000        % CHANGE
                                             -------------- ------------- -------------- ------------- ----------------------------
CORE SAME STORE PROPERTIES
Revenue
              Rental revenue                 $     9,440    $     8,896          6.1%    $    18,997   $    18,147          4.7%
              Tenant reimbursement                 1,102          1,121         (1.7%)         2,498         2,420          3.2%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Total rental revenue                         $    10,542    $    10,017          5.2%    $    21,495   $    20,567          4.5%
                                             ===========    ===========   ===========    ===========   ===========   ===========
Operating Expenses
              Property operating expenses    $       273    $       295         (7.5%)   $       691   $       643          7.5%
              Real estate taxes                      814            810          0.5%          1,816         1,838         (1.2%)
                                             -----------    -----------   -----------    -----------   -----------   -----------
Total Operating Expenses                           1,087          1,105         (1.6%)         2,507         2,481          1.0%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Net Operating Income                         $     9,455    $     8,912          6.1%    $    18,988   $    18,086          5.0%
                                             ===========    ===========   ===========    ===========   ===========   ===========

Physical Occupancy period end                      97.6%         100.0%                        97.6%        100.0%
                                             ===========    ===========                  ===========   ===========
Economic Occupancy                                 97.4%         100.0%         (2.6%)         98.3%         99.2%         (0.9%)
                                             ===========    ===========   ===========    ===========   ===========   ===========


                                                FOR THE THREE MONTHS ENDED JUNE 30,              FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                             ------------------------------------------- ------------------------------------------
                                                 2001           2000        % CHANGE         2001          2000        % CHANGE
                                             -------------- ------------- -------------- ------------- ----------------------------
NON CORE SAME STORE PROPERTIES
Revenue
              Rental revenue                 $    11,310    $    11,731         (3.6%)   $    22.699   $    23,505         (3.4%)
              Tenant reimbursement                 1,554          1,632         (4.8%)         3,506         3,368          4.1%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Total rental  revenue                        $    12,864    $    13,363         (3.7%)   $    26,205   $    26,873         (2.5%)
                                             ===========    ===========   ===========    ===========   ===========   ===========
Operating Expenses
              Property operating expenses    $     1,716    $     1,855         (7.5%)   $     3,863   $     3,525          9.6%
              Real estate taxes                    1,264          1,228          2.9%          2,536         2,401          5.6%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Total  operating expenses                          2,980          3,083         (3.3%)         6,399         5,926          8.0%
                                             -----------    -----------   -----------    -----------   -----------   -----------
Net operating income                         $     9,884    $    10,280         (3.9%)   $    19,806   $    20,947         (5.4%)
                                             ===========    ===========   ===========    ===========   ===========   ===========

Physical occupancy at period end                   84.8%          95.0%                        84.8%         95.0%
                                             ===========    ===========                  ===========   ===========
Economic occupancy                                 91.9%          95.6%         (3.7%)         92.1%         96.2%         (4.1%)
                                             ===========    ===========   ===========    ===========   ===========   ===========

SEGMENTS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

INDUSTRIAL SEGMENT

         Revenue and property net operating income decreased approximately 12% in the three month period ended June 30, 2001 as compared to the same period in 2000, primarily as a result of property sales in the New Jersey, New York and Pennsylvania markets along with increases in vacancy in the South Carolina and to a lesser extent the Pennsylvania and Ohio markets.

OFFICE SEGMENT

         Revenue and property net operating income decreased by approximately $1.4 million and $854,000, respectively, in the three month period ended June 30, 2001, as compared to the same period for 2000, primarily as a result of the sale of four properties in the Pennsylvania office segment in January 2001. Depreciation expense for the period increased in the New Jersey market as a result of the depreciation charges recorded in 2001 for properties which were previously classified as held for sale.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

INDUSTRIAL SEGMENT

         Revenue and property net operating income were in-line with the prior year period ended June 30, 2001. Revenue and net operating income in the New Jersey market increased during this period as compared to the same period in 2000, primarily as a result of the closing of the last phase of the Reckson-Morris transaction in May 2000. The decreases in revenue and net operating income in the New York, Ohio and South Carolina markets were as a result of a sale of a New York property in December 2000 and increased vacancy in the Ohio and South Carolina markets. Depreciation expense also increased significantly in 2001 in the New Jersey market, as a result of the closing of the last phase of the Reckson-Morris transaction in addition to the cumulative catch-up adjustment in the first quarter for certain properties which were previously classified as held for sale.

OFFICE SEGMENT

         Revenue and property net operating income decreased by approximately $2.0 million and $1.7 million, respectively, in the six month period ended June 30, 2001, as compared to the same period for 2000, primarily as a result of the sale of four properties in the Pennsylvania office segment in January 2001. Depreciation expense for the period increased in the New Jersey market as a result of the depreciation charges recorded in 2001 for properties which were reclassified from the held for sale category to assets held for investment during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         During the six months ended June 30, 2001 and 2000, the Company generated $21.9 million in cash flow from operating activities.

         Cash provided by investing activities in the six months ended June 30, 2001 was $39.6 million as compared to $78.6 million of cash used in investing activities in the same period in 2000. The significant increase in cash provided was primarily a result of the asset sales during the first quarter of 2001. Cash used in financing activities increased to $62.4 million in 2001 as compared to $55.8 million of cash provided by financing activities during the same period in 2000. This increase in cash used in financing activities in 2001 was the result of the Company's reduction in outstanding debt as a result of asset sales and the Common Share offering which closed on April 30, 2001 in which the Company issued 7,500,000 Common Shares which resulted in net proceeds of $85.7 million after underwriters' discount and offering expenses. The proceeds of this offering were utilized to re-purchase 1,693,471 Common Shares and 765,807 OP Units from Crescent for approximately $29.4 million and to repay approximately $56.7 million of the Company's outstanding debt.

CAPITALIZATION

         As of June 30, 2001, the Company had $451.5 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.4% and a weighted average maturity of 6.5 years. The Company has a $150 million Credit Facility with a group of commercial lenders led by Fleet National Bank, N.A. which expires on April 29, 2002. The Credit Facility bears interest at a LIBOR interest rate on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. Based on the Company's leverage at June 30, 2001 the rate was LIBOR + 1.75%. At June 30, 2001, the Company's outstanding borrowings under this Credit Facility were $65.8 million at an interest rate of 5.50%. The Company has other variable rate debt, which aggregates $11.6 million at June 30, 2001. At June 30, 2001, the Company's variable rate debt is approximately 17% of total debt. The Company's ratio of total debt to undepreciated total assets was 50.8% at June 30, 2001 as compared to 61.5% at December 31, 2000.

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

         Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of certain office and certain industrial assets, and (iii) the sale or contribution of certain of our properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above in short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares or preferred stock and depositary shares representing preferred stock with an aggregate value of up to $500 million. In April 2001 the Company closed on an offering of 7,500,000 Common Shares at a price before underwriting discounts and expenses of $12.20 per Common Share or $91.5 million in the aggregate. As of June 30, 2001, the Company has issued approximately $111.5 million in aggregate of Common Shares under this Registration Statement.

         The Company believes that available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short-term and the long-term.

IMPACT OF RECENT ACCOUNTING STANDARDS

         See Note 2 to the June 30, 2001 consolidated financial statements.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

         Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. Effective January 1, 2000, the Company adopted NAREIT's clarifications related to the presentation of FFO, and in accordance with these clarifications, re-stated FFO for all periods presented to reflect FFO in accordance with these clarifications. Accordingly, the Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions, and increased by amortization of deferred financing costs and amortization of restricted stock awards.

         FFO, FAD and cash flows for the three and six-month periods ended June 30, 2001 and 2000 are summarized in the following table (in thousands, except share data):


                                                             FOR THREE MONTHS ENDED JUNE     FOR THE SIX MONTHS ENDED JUNE
                                                                         30,                              30,
                                                            ------------------------------- --------------------------------
                                                                 2001            2000            2001            2000
                                                            --------------- --------------- --------------- ----------------
                                                             (unaudited)     (unaudited)     (unaudited)      (unaudited)

  Income before distributions to preferred unitholders,
       minority interest of unitholders in Operating
       Partnership, extraordinary item, and income
       allocated to preferred shareholders                    $     7,068      $     6,222     $    10,109    $    13,042
  (Less) Plus:
       (Gains) on sales of assets                                     ---             (484)           (336)          (624)
       Depreciation and amortization related to real estate         5,100            5,860          13,831         10,568
       Depreciation and amortization related to equity
           method investments                                         294               42             352             85
                                                              -----------      -----------     -----------    -----------
  Funds from Operations                                       $    12,462      $    11,640     $    23,956    $    23,071
                                                              ===========      ===========     ===========    ===========

  (Less) Plus:
       Rental income from straight-line rents                 $      (615)     $      (990)    $    (1,436)   $    (1,819)
       Amortization of deferred financing costs                       471              469             932            879
       Amortization of restricted stock awards                        ---               68             ---            136
       Building improvements                                         (384)            (211)           (550)          (434)
       Tenant improvements                                           (235)            (598)         (1,021)        (1,046)
       Leasing commissions                                           (288)            (715)         (1,247)        (1,610)
                                                              -----------      -----------     -----------    -----------
  Funds Available for Distribution                            $    11,411      $     9,663     $    20,634    $    19,177
                                                              ===========      ===========     ===========    ===========

  Cash flow from operating activities                                                          $    21,934    $    21,942
  Cash flow from investing activities                                                               39,564        (78,634)
  Cash flow from financing activities                                                              (62,380)        55,843
                                                                                               -----------    -----------
  Net decrease in cash and cash equivalents                                                    $      (882)   $      (849)
                                                                                               ===========    ===========


  Weighted average number of common and convertible
  preferred shares and units-diluted (1)                       29,277,472       25,483,742      27,516,889     25,265,316
                                                              ===========      ===========     ===========    ===========

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to the Credit Facility, and other variable rate debt as interest on these obligations is subject to fluctuations in the market. Currently, the Company does not have any interest rate hedge contracts in place to protect against interest rate increases on this debt. The amount of variable rate debt outstanding represents approximately 17% of total debt as of June 30, 2001. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity and interest rate for fixed rate debt, excluding the Credit Facility and other variable rate debt, was 7.7 years and 7.8% at June 30, 2001. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt. Within the next twelve months, none of the Company's fixed rate debt is scheduled to mature.

         If the interest rate for the Credit Facility and the Company's other variable rate debt was 100 basis points higher or lower during the six month period ended June 30, 2001, the Company's interest expense for this period would have been increased or decreased by approximately $500,000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2001, the Company held its Annual Meeting of Shareholders. The shareholders approved the election of certain directors as follows:

        ELECTION OF DIRECTORS          FOR               AGAINST

        Michael J. Falcone          6,250,882            101,001
        Donald E. Callaghan         6,250,882            101,001
        Jonathan D. Eilian          6,250,882            101,001
        John S. Moody               6,250,882            101,001

Directors whose term of office continued after the Annual Meeting of Shareholders are as follows:

         Jeffrey E. Kelter
         Scott H. Rechler
         David F. McBride
         Francesco Galesi
         David M. Sherman

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits  - None.

(b)      Reports on Form 8-K:

During the three month period ended June 30, 2001 and through August 14, 2001, the Company filed the following:

      (i) A Current Report on Form 8-K, dated March 21, 2001, was filed on April 5, 2001 (reporting Items 2 and 9) regarding the sale of seven properties to Keystone New Jersey Associates, LLC on March 21, 2001.

      (ii) A Current Report on Form 8-K dated April 18, 2001, was filed on April 19, 2001 (reporting Items 2 and 7) regarding the Execution of a Stock Purchase Agreement with Crescent Real Estate Equities Limited Partnership on April 16, 2001.

      (iii) A Current Report on Form 8-K dated May 1, 2001 was furnished on May 1, 2001 (reporting Items 7 and 9) regarding the Company's first quarter supplemental financial information.

      (iv) A Current Report on Form 8-K dated April 24, 2001 was filed on May 9, 2001 (reporting Items 5 and 7) regarding a Purchase Agreement to underwrite a public offering by the Company of up to 7,500,000 Common Shares of Beneficial Interest.

      (v) A Current Report on Form 8-K dated July 31, 2001 was furnished on July 31, 2001 (reporting items 7 and 9) regarding the Company's second quarter supplemental financial information.

                            SIGNATURES OF REGISTRANT


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KEYSTONE PROPERTY TRUST

Date:      August 14, 2001            By:  /s/ Jeffrey E. Kelter
                                           ---------------------
                                           Jeffrey E. Kelter
                                           President and Chief Executive Officer


Date:      August 14, 2001            By:  /s/ Timothy A. Peterson
                                           -----------------------
                                           Timothy A. Peterson
                                           Executive Vice President and
                                           Chief Financial Officer


Date:      August 14, 2001            By:  /s/ Timothy E. McKenna
                                           ----------------------
                                           Timothy E. McKenna
                                           Senior Vice President - Finance
                                           and Chief Accounting Officer