Form 10-Q
period 2001-09-30
KEYSTONE PROPERTY TRUST
filed 2001-11-14
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                  to
                                    ---------------     ---------------------

Commission file number 1-12514
                       --------

                             Keystone Property Trust
               -------------------------------------------------
       (Exact name of registrant as specified in its declaration of trust)

             Maryland                                   84-1246585
   --------------------------------                  ---------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)

    200 Four Falls Corporate Center, Suite 208, West Conshohocken, PA 19428
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (484) 530-1800
                         ------------------------------
                         (Registrant's telephone number)

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No
    ------            ------

     A total of 18,396,540 common shares of beneficial interest of the registrant's common equity were outstanding as of November 12, 2001.

                            KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of  September 30, 2001
          (unaudited) and December 31, 2000                                         3

          Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2001 and
          2000                                                                      4

          Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 2001 and 2000                     5

          Notes to Consolidated Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk               28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                        29

Item 2.   Changes in Securities and Use of Proceeds                                29

Item 3.   Defaults Upon Senior Securities                                          29

Item 4.   Submission of Matters To a Vote of Security Holders                      29

Item 5.   Other Information                                                        29

Item 6.   Exhibits and Reports on Form 8-K                                         29

SIGNATURES OF REGISTRANT                                                           31

ITEM 1.                  PART I - FINANCIAL INFORMATION
                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)


                                                                      SEPTEMBER 30, 2001  DECEMBER 30, 2000
                                                                      ------------------  -----------------
                                                                         (UNAUDITED)
                                 ASSETS
INVESTMENT IN REAL ESTATE:
     Land and land improvements ...................................        $ 122,671         $ 128,171
     Buildings and improvements ...................................          639,612           685,774
     Assets held for sale .........................................             --             114,073
     Development and construction-in-progress .....................           53,982            28,366
     Investment in direct financing lease .........................              958             1,214
                                                                           ---------         ---------
                                                                             817,223           957,598
     Less - Accumulated depreciation ..............................          (50,471)          (35,508)
            Accumulated depreciation - assets held for sale .......             --              (5,050)
                                                                           ---------         ---------
                      Total accumulated depreciation ..............          (50,471)          (40,558)
                                                                           ---------         ---------
                      Total investment in real estate, net ........          766,752           917,040
                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS .........................................            3,012             3,668
RESTRICTED CASH AND CASH ESCROWS ..................................           17,864             6,597
ACCOUNTS RECEIVABLE, including straight-line rent receivable of
  $7,059 and $6,759 in 2001 and 2000, respectively, net of
  allowance for bad debts of $625 and $250 in 2001 and
  2000, respectively ..............................................           10,728             9,446

DEFERRED FINANCING COSTS, net of accumulated
  amortization of $5,035 and $3,814 in 2001 and 2000, respectively             4,311             5,775
DEFERRED LEASING COSTS, net of accumulated amortization
  of $2,905 and $2,184 in 2001 and 2000, respectively .............            5,426             7,426
EQUITY METHOD INVESTMENTS .........................................           23,615             6,686
OTHER ASSETS ......................................................            7,074             6,049
                                                                           ---------         ---------
         Total assets .............................................        $ 838,782         $ 962,687
                                                                           =========         =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility
      including unamortized premiums on assumed indebtedness
      of $2,197 and $2,854 in 2001 and 2000, respectively .........        $ 441,405         $ 616,569
     Accounts payable .............................................            1,943             3,350
     Dividends and distributions payable ..........................            1,649             2,299
     Accrued interest payable .....................................            2,419             2,274
     Accrued expenses and other liabilities .......................           12,838            12,312
     Deferred rent revenue ........................................            1,631             1,949
                                                                           ---------         ---------
         Total liabilities ........................................          461,885           638,753
                                                                           ---------         ---------
MINORITY INTEREST, 6,356,885 and 7,675,649 units
   outstanding in 2001 and 2000, respectively .....................           49,909            76,710

CONVERTIBLE PREFERRED UNITS .......................................           60,392            80,295

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000;
    liquidation preference of $20,000 .............................                1                 1
  Convertible Preferred Stock, Series B; $.001 par value;
    4,200,000 shares authorized; none issued and outstanding
    in 2001, 803,871 issued and outstanding in 2000;
    liquidation preference of $20,097 in 2000 .....................             --                   1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000;
    liquidation preference of $20,000 .............................                1                 1
  Common Shares, $.001 par value; 59,200,000 authorized; 18,396,540 and 9,321,296 shares issued and outstanding in 2001 and 2000,
    respectively ..................................................               18                 9
      Additional paid-in capital ..................................          282,503           182,067
      Loans to executives and employees to purchase Common Shares .           (5,897)           (4,033)
      Cumulative net income .......................................           33,497            21,516
      Cumulative distributions ....................................          (43,527)          (32,633)
                                                                           ---------         ---------
         Total shareholders' equity ...............................          266,596           166,929
                                                                           ---------         ---------
         Total liabilities and shareholders' equity ...............        $ 838,782         $ 962,687
                                                                           =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                        FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                           2001             2000           2001            2000
                                                                       ------------    ------------    ------------    ------------
REVENUE:
    Rents ...........................................................  $     24,112    $     28,299    $     73,646    $     80,041
    Reimbursement revenue and other income ..........................         3,358           3,687          11,214          10,730
                                                                       ------------    ------------    ------------    ------------
        Total revenue ...............................................        27,470          31,986          84,860          90,771
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Property operating expenses .....................................         2,100           2,755           6,774           7,952
    Real estate taxes ...............................................         2,398           2,811           7,492           7,771
    General and administrative ......................................         2,268           1,808           6,552           6,040
    Depreciation and amortization ...................................         5,567           4,887          19,398          15,455
    Interest expense ................................................         7,894          12,442          27,697          34,516
    Provision for asset revaluation .................................          --            11,300            --            11,300
                                                                       ------------    ------------    ------------    ------------
        Total operating expenses ....................................        20,227          36,003          67,913          83,034
                                                                       ------------    ------------    ------------    ------------

Income (loss) before equity in income from equity method investments
    and gain (loss) on sales of assets ..............................         7,243          (4,017)         16,947           7,737
Equity in income (loss) from equity method investments ..............           386            (248)            455             416
Gain (loss) on sales of assets ......................................        10,025            (252)         10,361             372
                                                                       ------------    ------------    ------------    ------------
Income (loss) before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, extraordinary
     item and income allocated to preferred shareholders ............        17,654          (4,517)         27,763           8,525
Distributions to preferred unitholders ..............................        (1,747)         (1,924)         (5,610)         (4,943)
Minority interest of unitholders in Operating Partnership ...........        (4,180)          3,542          (4,806)            664
                                                                       ------------    ------------    ------------    ------------
Income (loss) before extraordinary items ............................        11,727          (2,899)         17,347           4,246
Extraordinary items-loss on early retirement of debt ................           (94)           --            (1,269)           --
                                                                       ------------    ------------    ------------    ------------

INCOME BEFORE INCOME (LOSS) ALLOCATED TO
    PREFERRED SHAREHOLDERS ..........................................        11,633          (2,899)         16,078           4,246
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS ..........................        (1,242)         (1,407)         (4,097)         (4,946)
                                                                       ------------    ------------    ------------    ------------
NET INCOME (LOSS) ALLOCATED TO COMMON SHAREHOLDERS ..................  $     10,391    $     (4,306)   $     11,981    $       (700)
                                                                       ============    ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE - BASIC:
    Net income (loss) per Common Share before extraordinary item ....  $        .63    $       (.46)   $        .96    $       (.08)
    Extraordinary items .............................................          --              --              (.05)           --
                                                                       ------------    ------------    ------------    ------------
    Net income (loss) per Common Share - Basic ......................  $        .63    $       (.46)   $        .91    $       (.08)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES - BASIC ..............................    16,570,452       9,322,119      13,211,061       9,211,700
                                                                       ============    ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
    Net income (loss) per Common Share before extraordinary items ...  $        .55    $       (.46)   $        .89    $       (.08)
    Extraordinary items .............................................          --              --              (.06)           --
                                                                       ------------    ------------    ------------    ------------
    Net income (loss) per Common Share - Diluted ....................  $        .55    $       (.46)   $        .83    $       (.08)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES - DILUTED ............................    24,363,191      17,003,664      20,282,848      16,864,468
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

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------
                                                                              2001              2000
                                                                           ---------         ---------
OPERATING ACTIVITIES:
   Net income (loss) allocated to common shareholders .............        $  11,981         $    (700)
   Adjustments to reconcile net income (loss) allocated to common shareholders to net cash provided by operating activities:
       Depreciation and amortization ..............................           20,782            16,819
       Amortization of debt premiums ..............................             (657)             (504)
       Amortization of deferred compensation costs and loan
         forgiveness on executive stock loans .....................              139               350
       Bad debt provision .........................................              375               250
       Gain on sales of assets ....................................          (10,361)             (372)
       Extraordinary loss .........................................            1,269              --
       Provision for asset valuation ..............................             --              11,300
       Increase in straight-line rents ............................           (2,095)           (2,846)
       Decrease in investment in direct financing lease ...........              256               185
       Equity in losses (income) from equity method investments ...             (455)             (416)
       Income allocated to preferred shareholders and preferred
         unitholders ..............................................            9,707             9,889
       Minority interest ..........................................            4,806              (664)
       Cash provided by (used in)
         Accounts receivable ......................................           (1,357)               33
         Other assets .............................................           (1,025)            1,316
         Accounts payable, accrued expenses and other  liabilities              (736)           (3,386)
         Deferred rent revenue ....................................             (318)              537
                                                                           ---------         ---------
           Net cash provided by operating activities ..............        $  32,311         $  31,791
                                                                           ---------         ---------

INVESTING ACTIVITIES:
   Increase in restricted cash ....................................        $ (11,267)        $  (2,803)
   Properties acquired ............................................          (16,316)          (78,685)
   Advances to equity method investments ..........................           (7,659)             (506)
   Capital expenditures ...........................................           (2,386)           (4,588)
   Development and construction in progress expenditures ..........          (25,616)           (9,824)
   Payment of leasing commissions .................................           (1,511)           (4,505)
   Proceeds from sales of assets, net .............................          120,796            21,618
                                                                           ---------         ---------
           Net cash provided by (used in) investing activities ....        $  56,041         $ (79,293)
                                                                           ---------         ---------

FINANCING ACTIVITIES:
  Issuances of Common Shares, net of issuance costs ...............        $ 122,722         $   1,487
  Repurchase of Common Shares and OP Units ........................          (69,845)             --
  Dividends paid on Common Shares .................................          (10,894)          (11,455)
  Distributions paid on Convertible Preferred Stock and Convertible
    Preferred Units ...............................................          (10,357)           (9,589)
  Distributions paid on OP Units ..................................           (6,832)           (6,812)
  Proceeds from mortgage notes payable ............................           21,752           109,951
  Repayments of mortgage notes payable ............................          (79,832)           (8,431)
  Redemption of Redeemable Preferred Stock ........................             --             (19,904)
  Payments of deferred financing and early debt retirement costs ..           (1,575)           (1,162)
  Net repayments under Credit Facility ............................          (54,147)           (8,797)
                                                                           ---------         ---------
  Net cash (used in) provided by financing activities .............        $ (89,008)        $  45,288
                                                                           ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................             (656)           (2,214)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................            3,668             4,144
                                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................        $   3,012         $   1,930
                                                                           =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest ..................................        $  28,360         $  34,058
                                                                           =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     Keystone Property Trust is a self-administered and self-managed real estate investment trust ("REIT") which was organized as a Maryland corporation in 1994 under the name of American Real Estate Investment Corporation (the "Predecessor"). On October 13, 1999, the Company reorganized as a Maryland REIT through the merger of the Predecessor with and into Keystone Property Trust (the "Company"). Simultaneously, the name of its operating partnership, American Real Estate Investment, L.P., was changed to Keystone Operating Partnership, L.P. (the "Operating Partnership"), and the name of its management company, American Real Estate Management, Inc. was changed to Keystone Realty Services, Inc. (the "Management Company"). The Company is listed on the New York Stock Exchange under the ticker symbol "KTR."

     As of September 30, 2001, the Company owns interests in 126 industrial and office properties (the "Properties") aggregating approximately 21.5 million square feet which includes nine industrial properties aggregating 3.7 million square feet owned through joint ventures (Note 4) and an investment in a direct financing lease. Additionally, the Company owns interests in four industrial properties totaling approximately 1.9 million square feet currently under construction. The Properties are located in Central/Northern New Jersey; Central Pennsylvania; Indianapolis, Indiana; Ohio; New York State; and Greenville, South Carolina and have an overall occupancy of 94.0% as of September 30, 2001. The Company conducts all of its service operations for third parties, including leasing, property management and other services, through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2. GENERAL

     BASIS OF PRESENTATION

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2001 and 2000, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     PRINCIPLES OF CONSOLIDATION

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 70% at September 30, 2001. The Company is also the sole stockholder of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and both the Company's and the Operating Partnership's wholly owned subsidiaries and their operations for the three and nine month periods ended September 30, 2001 and 2000, respectively, on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     ASSETS HELD FOR SALE

     In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset that the Company expects to hold and use may not be recoverable. The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition and the properties are being actively marketed for sale. The Company reports its assets to be disposed of at the lower of carrying value or fair value less the cost to sell the related asset.

     At December 31, 2000, the Company had classified approximately $114 million of net assets as assets held for sale. During the first quarter of 2001, the Company ceased actively marketing of certain properties aggregating approximately $79 million in net book value previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. The Company had suspended depreciation charges effective December 31, 1999 on these assets as of the date disposition plans were adopted for these assets. In the first quarter of 2001, the Company recorded a cumulative adjustment of approximately $2.7 million to record depreciation expense on these assets for the period these assets were classified as assets held for sale. The remaining assets which were held for sale at December 31, 2000, which had an aggregate undepreciated book value of approximately $35 million, were sold in January 2001.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     CAPITALIZATION POLICY

     The Company capitalizes all direct costs, including interest costs and payroll costs, associated with real estate assets under construction and land under development by the Company and real estate assets under construction and land under development which are held in joint ventures. In the nine month periods ended September 30, 2001 and 2000, the Company has capitalized approximately $1.5 million and $1.6 million, respectively of interest costs related to construction and development in progress. in progress for some of these assets.

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

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 142 which is effective for all fiscal years beginning after December 15, 2001, changes the accounting for goodwill and some other intangible assets from an amortization method to an impairment test method which requires impairment to be evaluated on a periodic basis. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes both Statement of Financial Accounting Standard No. 121 and APB Opinion No. 30, but also retains certain aspects of the two pronouncements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. In management's opinion, the adoption of these statements will not have a material impact on the consolidated financial statements of the Company.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three and nine month periods ended September 30, 2001 and 2000 (amounts in thousands, except share and per share data):

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,                      2001                                 2000
----------------------------------------------          -----------------------------      ------------------------------
                                                            BASIC           DILUTED            BASIC            DILUTED
                                                        ------------     ------------      ------------      ------------
Net income ........................................     $     10,391     $     10,391      $     (4,306)     $     (4,306)
Add: Minority interest allocation .................             --               --                --              (3,542)
     Preferred dividends and distributions ........             --              2,989              --                --
                                                        ------------     ------------      ------------      ------------
                                                        $     10,391     $     13,380      $     (4,306)     $     (7,848)
                                                        ============     ============      ============      ============
Weighted average number of shares outstanding
Stock equivalents(1): .............................       16,570,452       16,570,452         9,322,119         9,322,119
Options and warrants(2) ...........................             --             22,932              --               3,885
       Convertible OP Units .......................             --               --                --           7,677,660
       Convertible Preferred Stock and OP Units (2)             --          7,769,807              --                --
                                                        ------------     ------------      ------------      ------------
                                                          16,570,452       24,363,191         9,322,119        17,003,664
                                                        ============     ============      ============      ============
EARNINGS PER SHARE ................................     $        .63     $        .55      $       (.46)     $       (.46)
                                                        ============     ============      ============      ============

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,                      2001                                 2000
---------------------------------------------           -----------------------------      ------------------------------
                                                            BASIC           DILUTED            BASIC            DILUTED
                                                        ------------     ------------      ------------      ------------
Net Income ........................................     $     11,981     $     11,981      $       (700)     $       (700)
Add: Minority interest allocation .................             --              4,806              --                (664)
                                                        ------------     ------------      ------------      ------------
                                                        $     11,981     $     16,787      $       (700)     $     (1,364)
                                                        ============     ============      ============      ============
Weighted average number of shares outstanding
Stock equivalents (1): ............................       13,211,061       13,211,061         9,211,700         9,211,700
       Options and warrants(2) ....................             --              3,656              --               5,347
       Convertible OP Units .......................             --          7,068,131              --           7,647,421
                                                        ------------     ------------      ------------      ------------
                                                          13,211,061       20,282,848         9,211,700        16,864,468
                                                        ============     ============      ============      ============
EARNINGS PER SHARE ................................     $        .91     $        .83      $       (.08)     $       (.08)
                                                        ============     ============      ============      ============

(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at September 30, 2001 and 2000.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

     Certain amounts in the September 30, 2000 financial statements have been reclassified in order to conform with the September 30, 2001 presentation.

3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

2001 TRANSACTIONS

     In September 2001, the Company sold two industrial properties in Northern New Jersey totaling 372,137 square feet for approximately $41.6 million at a gain of approximately $10.0 million.

     During the quarter ended March 31, 2001, Tthe Company acquired three industrial properties aggregating 782,500 square feet in Central Pennsylvania for approximately $19.8 million.

     In March 2001, the Company sold a 597,100 square foot industrial property located at 101 Commerce Drive in Mechanicsburg, Pennsylvania for approximately $27.0 million at a gain of approximately $895,000.

     In February 2001, the Company signed an agreement to form a joint venture (Keystone New Jersey Associates, LLC) with CalEast Industrial Investors LLC ("CalEast"), a real estate operating company whose members are the California Public Employees Retirement System and LaSalle Investment Management, Inc., to acquire up to $300 million of industrial properties in New Jersey. In connection with the formation of this joint venture in March 2001, the Company sold six industrial properties and contributed another industrial property to the joint venture for an aggregate value of $103.8 million consisting of its 20% ownership interest in the venture, the assumption of approximately $62.3 million of debt related to these properties and approximately $33.0 million in cash. This transaction resulted in a loss of $559,000. In April 2001, the joint venture acquired an industrial property with a developable pad site for approximately $32.3 million. The joint venture currently owns eight properties totaling approximately 2.9 million square feet. The Company holds a 20% ownership interest in the joint venture and, with the Management Company, acts as the joint venture's exclusive acquisitions, leasing and management agent.

     In January 2001, the Company sold four office buildings in Pennsylvania totaling 346,168 square feet for approximately $36 million. These buildings were classified by the Company as held for sale at December 31, 2000.

     As of September 30, 2001, the Company had four industrial properties, including one property owned through a joint venture, totaling approximately 1.9 million square feet under construction with a total estimated cost of approximately $71.0 million of which $47.0 million has been incurred to date.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


PRO FORMA OPERATING RESULTS

     Assuming the completion of acquisitions and dispositions which occurred in 2001 and 2000, as of January 1, 2000, pro forma operating results are presented as follows (amounts in thousands, except for share data):

                                                For Nine Months Ended        For Nine Months Ended
                                                  September 30, 2001           September 30, 2000
                                                ----------------------       ----------------------
Total revenue .............................           $ 69,472                     $ 74,765
Operating income ..........................             17,464                        9,002
Income from equity method investments .....                923                          884
Minority interest .........................             (3,371)                        (820)
Preferred dividends .......................             (7,152)                      (7,152)
                                                      --------                     --------
Net income allocated to common shareholders           $  7,864                     $  1,914
                                                      ========                     ========
Earnings per share
       Basic ..............................           $    .61                     $    .15
                                                      ========                     ========
       Diluted ............................           $    .56                     $    .14
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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC ("4 Points"), an entity formed to develop and construct a distribution facility totaling approximately 800,000 square feet located in Airtech Park in exchange for the issuance of 42,172 OP Units valued at an aggregate price of approximately $652,000 and the contribution of approximately $400,000 in cash. 4 Points has obtained a $15.6 million construction loan at a rate equal to LIBOR +2.0% which matures in June 2004. The Company commenced the construction of this facility in June 2001.

     KEYSTONE NEW JERSEY ASSOCIATES, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to this joint venture for approximately $103.8 million. The Company holds a 20% ownership interest in the joint venture and, with the Management Company, acts as the joint venture's exclusive acquisition, management and leasing agent. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. In April 2001, this joint venture acquired an 812,739 square foot industrial property with a developable pad site for approximately $32.3 million.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table summarizes the net equity method investments of the Company as of September 30, 2001 and December 31, 2000 (amounts in thousands).


                                              SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                              ------------------   -----------------
Keystone Realty Services, Inc. ........            $ 5,545              $ 4,372
3 Points Associates, LLC ..............              2,324                2,314
4 Points Associates, LLC ..............              1,721                 --
Keystone New Jersey Associates, LLC....             14,025                 --
                                                    -------              -------
Total .................................            $23,615              $ 6,686
                                                    =======              =======

5. INDEBTEDNESS

     VARIABLE RATE INDEBTEDNESS

     The Company had $84.5 million of variable rate debt outstanding at September 30, 2001, which included $70.8 million under a senior secured revolving credit facility which is discussed below. The other variable rate debt requires monthly interest payments at rates which range from LIBOR +1.75% to LIBOR +2.25% and has maturities ranging from December 2002 to May 2003.

     On April 30, 1998 the Company obtained a three year $150 million senior secured revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisitions and development of real estate, as well as provide working capital and funds for capital improvements. On June 30, 1999, the terms of the Credit Facility were amended and restated. As a result, the maturity of the Credit Facility was extended to April 29, 2002 and several financial covenants were modified. The Eurodollar interest rate was modified to a sliding scale based on the Company's leverage. The scale ranges from LIBOR +1.625% to LIBOR +2.25%. Based on the Company's leverage, the rate at September 30, 2001 is LIBOR +1.75% (4.44%). In addition, a fee ranging from .25% to .375% per annum, depending on the level of outstanding borrowings, on the unused amount of the Credit Facility is payable quarterly. At March 31, 2001, the Company had $105.7 million outstanding related to the Credit Facility. The Credit Facility is recourse to the Company and the Operating Partnership and is secured by cross-collateralized and cross-defaulted first mortgage loans on 53 properties. The weighted average balance outstanding and weighted average interest rate for the nine months ended September 30, 2001 and 2000 for borrowings under the Credit Facility were $89.5 million and $137.5 million and 6.77% and 8.57%, respectively. The Credit Facility requires the Company to meet certain financial covenants on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants at September 30, 2001.

     FIXED RATE INDEBTEDNESS

     Mortgage notes of approximately $354.7 million, excluding debt premiums, encumbered 59 properties at September 30, 2001. At September 30, 2001, fixed interest rates on the mortgage loans ranged from 6.88% to 9.75%. These mortgage notes had weighted average interest rates of 7.75% and 7.70% at September 30, 2001 and 2000, respectively. The maturities for these notes range from September 2002 through October 2022. The weighted average maturity was 7.5 years at September 30, 2001.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. COMMON SHARE OFFERINGS IN 2001

     In April 2001, the Company sold 7.5 million Common Shares at a price of $12.20 per share, for net proceeds of approximately $85.7 million after underwriters' discount and offering expenses. The Company used approximately $29.4 million of these proceeds to complete the re-purchase of 2,459,278 Common Shares and OP Units from Crescent Real Estate Equities Limited Partnership ("Crescent") and approximately $56.7 million of the net proceeds were used to repay outstanding debt.

     In August 2001, the Company sold 2.5 million Common Shares at a price of $12.935 per share, after underwriters discount and offering expenses. The Company used the net proceeds of approximately $32.3 million to acquire all of its Series B Convertible Preferred Shares and all of its Series C preferred units from affiliates of Reckson Associates Realty Corp. for $35.7 million. The remaining $3.4 million was drawn from the Company's Credit Facility. In September 2001, the underwriter for this offering exercised its overallotment option and an additional 375,000 Common Shares were sold at a price of $12.94 per share, after underwriters discount and expenses. The net proceeds from this issuance were used to re-purchase 375,000 Common Shares from shareholders affiliated with Francesco Galesi, a Trustee of the Company at an aggregate cost of $4.8 million.

7. SEGMENTS

     The Company considers its reportable segments to be industrial, office, and other. The other properties segment consists of an investment in a direct financing lease. Summarized financial information concerning the Company's reportable segments is shown in the following table at September 30, 2001 and 2000, unless otherwise noted (amounts in thousands).

                             INVESTMENT IN REAL ESTATE,
                                     AT COST(1)
                             -------------------------
                                2001            2000
                              --------        --------
New Jersey                    $203,937        $310,460
Pennsylvania                   170,308         173,612
Indiana                         67,964          67,920
Ohio                            41,818          41,754
New York                        44,669          44,371
South Carolina                  66,110          66,020
                              --------        --------
  Industrial                  $594,806        $704,137
                              ========        ========

New Jersey                    $ 59,789        $ 59,688
Pennsylvania                    11,484          43,087
New York                       150,186         149,472
                              --------        --------
  Office                      $221,459        $252,247
                              ========        ========
  Other                       $    958        $  1,214
                              ========        ========
Total                         $817,223        $957,598
                              ========        ========

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                           REVENUES
                        THREE MONTHS ENDED          NINE MONTHS ENDED
                           SEPTEMBER 30,              SEPTEMBER 30,
                        --------------------      --------------------
                          2001        2000         2001         2000
                        -------      -------      -------      -------
New Jersey              $ 5,960      $ 8,883      $21,228      $22,973
Pennsylvania              4,881        5,248       15,198       15,689
Indiana                   3,382        1,879        7,114        5,502
Ohio                      1,241        1,369        3,808        4,076
New York                  1,172        1,927        4,337        5,695
South Carolina            1,788        1,777        5,243        5,647
                        -------      -------      -------      -------
  Industrial            $18,424      $21,083      $56,928      $59,582
                        =======      =======      =======      =======

New Jersey              $ 1,918      $ 1,922      $ 5,752      $ 5,664
Pennsylvania                399        1,969        1,700        5,338
New York                  6,180        6,826       18,972       19,651
                        -------      -------      -------      -------
  Office                $ 8,497      $10,717      $26,424      $30,653
                        =======      =======      =======      =======
  Other                 $    48      $    71      $   138      $   210
                        =======      =======      =======      =======
  Other Income (2)      $   501      $   115      $ 1,370      $   326
                        =======      =======      =======      =======
Total                   $27,470      $31,986      $84,860      $90,771
                        =======      =======      =======      =======

                           PROPERTY LEVEL NET OPERATING INCOME(3)
                         THREE MONTHS ENDED        NINE MONTHS ENDED
                            SEPTEMBER 30,            SEPTEMBER 30,
                        --------------------     ---------------------
                         2001         2000         2001          2000
                        -------      -------      -------      -------
New Jersey              $ 4,996      $ 7,507      $17,877      $19,212
Pennsylvania              4,439        4,757       13,897       14,181
Indiana                   3,383        1,854        7,124        5,441
Ohio                      1,174        1,298        3,582        3,866
New York                    858        1,605        3,466        4,903
South Carolina            1,576        1,568        4,634        5,038
                        -------      -------      -------      -------
  Industrial            $16,426      $18,589      $50,580      $52,641
                        =======      =======      =======      =======

New Jersey              $ 1,649      $ 1,641      $ 4,974      $ 4,892
Pennsylvania                250        1,337          994        3,637
New York                  4,099        4,673       12,541       13,354
                        -------      -------      -------      -------
  Office                $ 5,998      $ 7,651      $18,509      $21,883
                        =======      =======      =======      =======
  Other                 $    47      $    65      $   135      $   198
                        =======      =======      =======      =======
Total                   $22,471      $26,305      $69,224      $74,722
                        =======      =======      =======      =======

                                     - 15 -

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             DEPRECIATION AND AMORTIZATION EXPENSE
                      THREE MONTHS ENDED                NINE MONTHS ENDED
                          SEPTEMBER 30,                   SEPTEMBER 30,
                     -----------------------         ----------------------
                       2001           2000            2001           2000
                     --------        -------         -------        -------
New Jersey            $ 1,278        $ 1,688         $ 5,785        $ 4,353
Pennsylvania            1,076          1,014           3,168          3,222
Indiana                   616            370           1,284          1,221
Ohio                      251            248             764            774
New York                  309            420             817          1,012
South Carolina            424            461           1,388          1,412
                      -------        -------         -------        -------
  Industrial          $ 3,954        $ 4,201         $13,206        $11,994
                      =======        =======         =======        =======

New Jersey            $   415        $    47         $ 2,658        $   105
Pennsylvania              192           (288)            296             99
New York                1,006            927           3,238          3,257
                      -------        -------         -------        -------
  Office              $ 1,613        $   686         $ 6,192        $ 3,461
                      =======        =======         =======        =======
  Other               $  --          $  --           $  --          $  --
                      =======        =======         =======        =======
Total                 $ 5,567        $ 4,887         $19,398        $15,455
                      =======        =======         =======        =======


                                       CAPITAL EXPENDITURES
                         THREE MONTHS ENDED         NINE MONTHS ENDED
                            SEPTEMBER 30,              SEPTEMBER 30,
                        --------------------       ---------------------
                         2001          2000          2001         2000
                        ------        ------        ------        ------
New Jersey              $  345        $1,691        $  646        $1,965
Pennsylvania               126           134           215           167
Indiana                   --            --            --            --
Ohio                        29            10            39            33
New York                   108             7           296            83
South Carolina              14            88            51           128
                        ------        ------        ------        ------
  Industrial            $  622        $1,930        $1,247        $2,376
                        ======        ======        ======        ======

New Jersey              $   16        $   15        $   68        $   29
Pennsylvania                61           467           395           776
New York                   116           696           676         1,407
                        ------        ------        ------        ------
  Office                $  193        $1,178        $1,139        $2,212
                        ======        ======        ======        ======
  Other                 $ --          $ --          $ --          $ --
                        ======        ======        ======        ======
Total                   $  815        $3,108        $2,386        $4,588
                        ======        ======        ======        ======

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 (amounts in thousands):

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                           -----------------------       -----------------------
                                             2001           2000           2001           2000
                                           ---------      --------       --------       --------
Segment property operating income as
  shown above                              $ 22,471       $ 26,305       $ 69,224       $ 74,722
Provision for asset revaluation                --          (11,300)          --          (11,300)
Depreciation and amortization expense        (5,567)        (4,887)       (19,398)       (15,455)
General and administrative expense           (2,268)        (1,808)        (6,552)        (6,040)
Interest expense                             (7,894)       (12,442)       (27,697)       (34,516)
Other income (2)                                501            115          1,370            326
                                           --------       --------       --------       --------
Income before equity in earnings from
  equity method investments and gain
  (loss) on sales of assets                $  7,243       $ (4,017)      $ 16,947       $  7,737
                                           ========       ========       ========       ========

(1)  Amounts for 2000 are as of December 31, 2000.

(2) Amount consists of interest and other income not allocated to a specific business segment, including reimbursements from the Management Company in 2001 for general and administrative costs.

(3) Property level net operating income excludes depreciation and amortization expense and revaluation allowances.

8. DIVIDENDS

     In October 2001, the Company declared a dividend of $.32 per Common Share for the third quarter of 2001, which was paid on October 31, 2001 to shareholders of record on October 16, 2001.

     The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment ranging from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $10.4 million and $10.0 million, respectively, during the nine months ended September 30, 2001 and 2000. In October 2001, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock and Convertible Preferred Units which aggregated $2.4 million.

9. SUBSEQUENT EVENT

     On November 2, 2001 the Company sold nine office and three industrial properties aggregating 918,807 square feet located in Northern New Jersey for approximately $78.0 million.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net income for the three month period ended September 30, 2001 was $10.4 million or $.55 per diluted share, after the extraordinary item and the gains on sales of assets of $94,000 and $10.0 million, respectively, for the three month period ended September 30, 2001, as compared with a net loss of $4.3 million, or $.46 per diluted share, for the same period ended September 30, 2000. Excluding the impact of the extraordinary item of $94,000 and the gains from asset sales of $10.0 million in 2001 and the loss on asset sales of $252,000 in 2000, the net income would have been $3.3 million or $.20 per diluted share, as compared to net income of $2.0 million, or $.22 per diluted share, for the same period in 2000. The decrease in earnings per share, excluding extraordinary items and gains or losses from asset sales, is a result of the dilution from the Common Share offering in April 2001 and the decrease in net income as a result of asset sales.

     Revenue for the three-month period ended September 30, 2001 decreased by $4.5 million or 14.1% to $27.5 million as compared with $32.0 million for the same period in 2000. This decrease was the result of increased vacancy in the Company's portfolio as economic occupancy declined in the Same Store Properties, as defined below, from 97.1% in 2000 to 93.9% in 2001 and decreases in revenue from properties which were sold during 2000 and 2001.

     Operating expenses decreased by $15.8 million, or 43.8%, in the three-month period ended September 30, 2001 to $20.2 million from $36.0 million for the same period in 2000. Excluding the provision for asset revaluation that was recorded in the third quarter of 2000 of $11.3 million, operating expenses decreased by $4.5 million, or 18.2%. Property operating expenses, including real estate tax expense, decreased by $1.1 million or 19.2% primarily as a result of property sales. Depreciation and amortization expense increased by $680,000 or 13.9% as a result of placing assets which were accounted for as assets held for sale in 2000 back into service in the first quarter of 2001. The $4.5 million or 36.6% decrease in interest expense was the result of property sales, the reduction in debt as a result of the Common Share offering in April 2001 and the decline in the variable interest rate on the Company's Credit Facility during 2001.

     Effective January 1, 2001, the majority of the employees of the Management Company were transferred to the Operating Partnership and the Company began to manage its properties through the Operating Partnership. as a result of the Company's election to treat the Management Company as a taxable REIT subsidiary in 2001. As a result, the Management Company no longer charges the Operating Partnership a management fee for management of the Company's properties. Accordingly, in the accompanying statement of operations for the three and nine month periods ended September 30, 2000 the Company has reclassified management fee expenses of $679,000 which were incurred in 2000 into general and administrative expense in order to make the financial statement presentation of these costs comparable. The increase of $460,000 in general and administrative expense during the quarter as compared to the same quarter last year is primarily a result of the transfer of employees to the Operating Partnership and it is offset by approximately $400,000 in reimbursements from the management company which have been recorded as other income.

     Earnings from equity method investments increased by $634,000, from a loss of $248,000 in 2000 to income of $386,000 in 2001. This increase is primarily the result of earnings from the Company's joint ventures which was offset by a decrease in earnings from the Management Company.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net income for the nine-month period ended September 30, 2001 was $11.9 million, or $.83 per diluted share, after the extraordinary item related to early retirement of debt of $1.3 million, as compared with a net loss of $700,000, or $.08 per diluted share, for the same period ended September 30, 2000. Net income in the nine-month period ended September 30, 2001 was negatively impacted by a $2.7 million cumulative catch-up adjustment during the period to record depreciation expense on assets which had previously been accounted for as assets held for sale as well as the decreases in revenues from sales of assets. Excluding the impact of asset sales in both periods, the extraordinary item in 2001 and the cumulative catch-up adjustment recorded in 2001 for depreciation expense, net income for the nine-month period ended September 30, 2001 and the comparable prior period would have been $7.4 million and $4.9 million, or $.51 and $.57 per diluted share, respectively.

     Revenue for the nine-month period ended September 30, 2001 decreased by $5.9 million or 6.5% to $84.9 million as compared with $90.8 million for the same period in 2000. This change was the result of decreases in revenue from properties which were sold during 2000 and 2001 and a decrease in economic occupancy in the Same Store Properties from 97.4% in 2000 to 94.5% in 2001. These decreases were partially offset by the increase in rental revenue as a result of the acquisitions in 2000.

     Operating expenses decreased by $15.1 million, or 18.2%, in the nine-month period ended September 30, 2001 to $67.9 million from $83.0 million for the same period in 2000. Excluding the provision for asset revaluation that was recorded in the third quarter of 2000 of $11.3 million, operating expenses decreased by $3.8 million, or 5.3%. Property operating expenses, including real estate tax expense, decreased by $1.5 million or 9.6% primarily as a result of property sales. The year-to-date increase of $512,000 in general and administrative expense during the period as compared to the same period last year is primarily a result of the transfer of employees to the Operating Partnership in 2001 from the management company and is offset by payroll and other reimbursements from the management company which have been recorded in other income. Depreciation and amortization expense increased by $3.9 million or 25.5% as a result of the $2.7 million cumulative catch-up adjustment recorded in the first quarter for assets which were previously accounted for as held for sale and for depreciation expense on these assets in 2001. These assets were accounted for as assets held for sale in 2000 and as a result the Company did not record any depreciation on these assets in 2000. In the first quarter of 2001, the Company placed these assets back into service and recorded the $2.7 million cumulative catch-up adjustment. Interest expense decreased by $6.8 million or 19.8% as a result of property sales, the reduction in debt as a result of the Common Share offering in April 2001 and the decline in the variable interest rate on the Company's Credit Facility during 2001.

     Earnings from equity method investments increased by $39,000, to $455,000 in 2001 from $416,000 in 2000. This increase is primarily the result of earnings generated from the Company's joint ventures which were offset by losses in the Management Company as a result of lower transactional activity.

SAME STORE RESULTS

     The Same Store Properties, which are properties owned since June 30, 2000, consist of 90 industrial and 31 office properties aggregating approximately 18.4 million square feet. The property level operating income from the Same Store Properties represented approximately 82.9% of the Company's overall property level net operating income for the nine-month period ended September 30, 2001. The Company considers its Core Same Store Properties to be its same store industrial properties located within the New Jersey, Pennsylvania and Indiana markets. The Company considers all other same store properties to be Non-Core Same Store Properties. The Company has 37 Core Same Store Properties which aggregate approximately 9.5 million square feet and represent approximately 41.6% of the Company's property level net operating income for the nine-month period ended September 30, 2001.

     Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the three and nine month periods ended September 30, 2001 and 2000 (amounts in thousands).

                                                      FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                             ----------------------------------------      ----------------------------------------
                                                  2001           2000       % Change           2001           2000        % Change
                                             ----------     -----------    -----------     -----------    -----------     ----------
All Same Store Properties
Revenue
  Rental revenue                             $    21,523    $    21,832         (1.4%)     $    63,219    $    63,483         (0.4%)
  Tenant reimbursement                             2,838          3,006         (5.6%)           8,843          8,794          0.6%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Total rental revenue                         $    24,361    $    24,838         (1.9%)     $    72,062    $    72,277         (0.3%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Operating Expenses
  Property operating expenses                $     2,158    $     2,084           3.6%     $     6,712    $     6,252           7.4%
  Real estate taxes                                2,442          2,357           3.6%           6,794          6,596           3.0%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Total operating expenses                     $     4,600    $     4,441           3.6%     $    13,506    $    12,848           5.1%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Net operating income                         $    19,761    $    20,397         (3.1%)     $    58,556    $    59,429         (1.5%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Physical occupancy at period end                   91.7%          97.5%         (5.8%)           91.7%          97.5%         (5.8%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Economic occupancy                                 93.9%          97.1%         (3.2%)           94.5%          97.4%         (2.9%)
                                             ===========    ===========    ===========     ===========    ===========    ===========

                                                      FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                             ----------------------------------------      ----------------------------------------
                                                  2001           2000       % Change           2001           2000        % Change
                                             ----------     -----------    -----------     -----------    -----------     ----------
Core Same Store Properties
Revenue
  Rental revenue                             $    10,461    $    10,210           2.5%     $    29,458    $    28,358           3.9%
  Tenant reimbursement                             1,358          1,380         (1.6%)           3,857          3,800           1.5%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Total rental revenue                         $    11,819    $    11,590           2.0%     $    33,315    $    32,158           3.6%
                                             ===========    ===========    ===========     ===========    ===========    ===========
Operating Expenses
  Property operating expenses                $       321    $       268          19.8%     $     1,012    $       911          11.1%
  Real estate taxes                                1,152          1,087           6.0%           2,968          2,925           1.5%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Total Operating Expenses                     $     1,473    $     1,355           8.7%     $     3,980    $     3,836           3.8%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Net Operating Income                         $    10,346    $    10,235           1.1%     $    29,335    $    28,322           3.6%
                                             ===========    ===========    ===========     ===========    ===========    ===========
Physical Occupancy at period end                   97.5%          99.7%         (2.2%)           97.5%          99.7%         (2.2%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Economic Occupancy                                 97.8%          99.9%         (2.1%)           98.1%          99.4%         (1.3%)
                                             ===========    ===========    ===========     ===========    ===========    ===========

                                                      FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                             ----------------------------------------      ----------------------------------------
                                                  2001           2000       % Change           2001           2000        % Change
                                             ----------     -----------    -----------     -----------    -----------     ----------
Non-Core Same Store Properties
Revenue
  Rental revenue                             $    11,062    $    11,622         (4.8%)     $    33,761    $    35,125         (3.9%)
  Tenant reimbursement                             1,480          1,626         (9.0%)           4,986          4,994         (0.2%)
                                             -----------    -----------    -----------     -----------    -----------    -----------
Total rental  revenue                        $    12,542    $    13,248         (5.3%)     $    38,747    $    40,119         (3.4%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Operating Expenses
  Property operating expenses                $     1,837    $     1,816           1.2%     $     5,700    $     5,341           6.7%
  Real estate taxes                                1,290          1,270           1.6%           3,826          3,671           4.2%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Total  operating expenses                    $     3,127    $     3,086           1.3%     $     9,526    $     9,012           5.7%
                                             -----------    -----------    -----------     -----------    -----------    -----------
Net operating income                         $     9,415    $    10,162         (7.4%)     $    29,221    $    31,107         (6.1%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Physical occupancy at period end                   85.2%          95.0%         (9.8%)           85.2%          95.0%         (9.8%)
                                             ===========    ===========    ===========     ===========    ===========    ===========
Economic occupancy                                 90.5%          94.8%         (4.3%)           91.6%          95.7%         (4.1%)
                                             ===========    ===========    ===========     ===========    ===========    ===========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Property level net operating income for the three months ended September 30, 2001 and 2000 for the Same Store Properties decreased to approximately $19.8 million from $20.4 million, respectively. This overall decrease of approximately $600,000 or 3.1% is primarily due to a decrease in rental revenue of approximately 1.9% and a 3.6% increase in property level operating expenses. Total rental revenue decreased by $477,000 or 1.9% during the period, which was the result of a 3.2% decrease in overall economic occupancy, from 97.1% in 2000 to 93.9% in 2001. This decrease in economic occupancy is primarily related to the Ohio, Pennsylvania and New York industrial properties. Reimbursement revenue decreased by 5.6% or approximately $168,000 as a result of increased vacancy. Operating expenses for the Same Store Properties increased by approximately $159,000 or 3.6%.

     Property level net operating income in the Core Same Store Properties increased by approximately $111,000 or 1.1% during the period as a result of a 2.0% increase in rental revenue which was offset by an 8.7% increase in property operating expenses. This increase in rent revenue is primarily as a result of rent growth in the New Jersey market. This rent revenue increase was offset by a 2.1% decrease in economic occupancy primarily as a result of vacancy at one property in the Pennsylvania market. Net operating income in the Non-Core Same Store Properties decreased by approximately $747,000 or 7.4%, primarily as a result of a $529,000 increase in vacancy which resulted from a 4.3% decrease in economic occupancy. This decrease in economic occupancy is a result of vacancy in the South Carolina industrial properties, one industrial property in New York and two office properties in New York.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Property level net operating income for the nine-month periods ended September 30, 2001 and 2000 for the Same Store Properties decreased to approximately $58.6 million from $59.4 million, respectively. This overall decrease of approximately $873,000 or 1.5% is primarily due to a decrease in rental revenue of approximately 0.4% and an increase in operating expenses in the Same Store Properties of 5.1%. Rent revenue decreased by $215,000 or .30% during the period, which was net of a 2.9% decrease in overall economic occupancy, from 97.4% in 2000 to 94.5% in 2001. This decrease in economic occupancy is primarily related to the South Carolina, Ohio, Pennsylvania and New York industrial properties and two New York office properties where the Company had increased vacancy. Operating expenses for the Same Store Properties increased by approximately $660,000 or 5.1%. This increase was primarily related to increases in repair and maintenance expenses, increased snow removal costs and increased utilities costs due to the expiration of certain incentives and abatements and increased vacancy. Certain of these cost increases in operating expenses were reimbursed by the respective industrial tenants and only partially reimbursed by office tenants as a result of certain tenants whose operating expense base years were re-set upon renewals.

     The net operating income in the Core Same Store Properties increased by approximately $1.0 million or 3.6% as a result of a $1.2 million or 3.6% increase in rental revenue which was offset by a 3.8% increase in operating expenses. This increase was net of a 1.3% decrease in economic occupancy in these properties. These increases in rental revenue was primarily related to properties in the New Jersey market. The net operating income in the Non-Core Same Store Properties decreased by approximately $1.9 million or 6.1% as a result of a $1.4 million or 3.9% decrease in rental revenue and a $514,000 or 5.7% increase in property operating expenses. The decrease in rental revenue was a result of a 4.1% decrease in economic occupancy as a result of vacancy in the South Carolina and New York industrial properties and the New York office properties. The 5.7% increase in operating expenses was a result of increases in repair and maintenance expenses and increased snow removal costs and utilities, in the New York office properties, due to the expiration of certain incentives and abatements. A portion of these increases in operating expenses was reimbursed by tenants.

SEGMENTS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

INDUSTRIAL SEGMENT

     Revenue and property net operating income decreased approximately 12% in the three month period ended September 30, 2001 as compared to the same period in 2000, primarily as a result of sales, of New Jersey properties along with increases in vacancy in the Ohio, New York and Pennsylvania properties. The increase in revenue in 2001 in the Indiana market is the result of termination income received related to a partial lease termination during the period.

OFFICE SEGMENT

     Revenue and property net operating income decreased by approximately 21% in the three month period ended September 30, 2001, as compared to the same period for 2000, primarily as a result of the sale of four properties in the Pennsylvania office segment in January 2001 and increased vacancy in the New York market.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

INDUSTRIAL SEGMENT

     Revenue and property net operating income decreased by approximately 4% in the nine month period ended September 30, 2001 as compared to the same period in 2000. Revenue and net operating income in the New Jersey market decreased during this period as compared to the same period in 2000, primarily as a result of property sales. The decreases in revenue and net operating income in the New York, Pennsylvania, Ohio and South Carolina markets were as a result of increased vacancy in those markets. Depreciation expense also increased significantly in 2001 in the New Jersey market, as a result of the closing of the last phase of the Reckson-Morris transaction in May 2000 in addition to the cumulative catch-up adjustment in the first quarter for certain properties which were previously classified as held for sale.

OFFICE SEGMENT

     Revenue and property net operating income decreased by approximately 14% in the nine month period ended September 30, 2001, as compared to the same period for 2000, primarily as a result of the sale of four properties in the Pennsylvania office segment in January 2001 and increased vacancy in the New York market. Depreciation expense for the period increased in the New Jersey market as a result of the depreciation charges recorded in 2001 for properties which were previously classified as assets held for sale.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     During the nine months ended September 30, 2001 and 2000, the Company generated $32.3 million in cash flow from operating activities, as compared to cash flow of $31.8 million during the same period in 2000.

     Cash provided by investing activities in the nine months ended September 30, 2001 was $56.0 million as compared to $79.3 million of cash used in investing activities in the same period in 2000. The significant increase in cash provided was primarily a result of the asset sales during 2001. Cash used in financing activities was $89.0 million in 2001 as compared to $45.3 million of cash provided by financing activities during the same period in 2000. This change in cash used in financing activities in 2001 was the result of the Company's reduction in outstanding debt as a result of asset sales and the Common Share offerings which closed in 2001. The Company issued 10,375,000 Common Shares which resulted in net proceeds of $122.7 million after underwriters' discount and offering expenses. The proceeds of these offerings were utilized to re-purchase 4,568,471 Common Shares and 765,807 OP Units from various shareholders and unitholders for approximately $66.7 million and to repay approximately $56.7 million of the Company's outstanding debt.

CAPITALIZATION

     As of September 30, 2001, the Company had $439.2 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.2% and a weighted average maturity of 6.2 years. The Company has a $150 million Credit Facility with a group of commercial lenders led by Fleet National Bank, N.A. which expires on April 29, 2002. The Credit Facility bears interest at a LIBOR interest rate on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.625% to LIBOR + 2.25%. Based on the Company's leverage at September 30, 2001 the rate was LIBOR + 1.75%. At September 30, 2001, the Company's outstanding borrowings under this Credit Facility were $70.8 million at an interest rate of 4.44%. The Company has other variable rate debt, which aggregated approximately approximately $13.8 million at September 30, 2001. At September 30, 2001, the Company's variable rate debt was approximately 19.2% of total debt and is 15.2% of its total market capitalization. The Company's ratio of total debt to undepreciated total assets was 49.6% at September 30, 2001 as compared to 61.5% at December 31, 2000.

SHORT AND LONG TERM LIQUIDITY

     Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital and net cash provided by operating activities along with borrowings from the Credit Facility which is scheduled to mature in April 2002. The Company expects that it will replace the Credit Facility with a new facility before its maturity date. Further, the Company anticipates that it will continue to selectively dispose of certain office and non-core industrial assets. The Company believes all of these sources will be available in order to fund short-term liquidity needs.

     Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of certain office and certain industrial assets, and (iii) the sale or contribution of certain of our properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above related to short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares or preferred stock and depositary shares representing preferred stock with an aggregate value of up to $500 million. In April 2001, the Company closed on an offering of 7.5 million Common Shares at a price before underwriting discounts and expenses of $12.20 per Common Share or $91.5 million in the aggregate. In August 2001, the Company closed on an offering of 2.5 million Common Shares at a price, before underwriting discounts and expenses, of $13.65 per Common Share or $34.1 million in the aggregate. In September 2001, the underwriter overallotment option for the August offering was exercised and 375,000 Common Shares issued at $13.75 per Common Share. As of September 30, 2001, the Company has issued approximately $150 million in aggregate of Common Shares under this Registration Statement.

     The Company believes that available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet its capital and liquidity needs in both the short-term and the long-term.

IMPACT OF RECENT ACCOUNTING STANDARDS

     See Note 2 to the September 30, 2001 consolidated financial statements.

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

     FFO, FAD and cash flows for the three and nine-month periods ended September 30, 2001 and 2000 are summarized in the following table (in thousands, except share data):

                                                                   FOR THREE MONTHS                    FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                           -------------------------------       --------------------------------
                                                               2001               2000               2001                2000
                                                           ------------       ------------       -------------      -------------
                                                            (unaudited)        (unaudited)        (unaudited)        (unaudited)
Income before distributions to preferred unitholders,
  minority interest of unitholders in Operating
  Partnership, extraordinary item, and income
  allocated to preferred shareholders                      $     17,654       $     (4,517)      $     27,763       $      8,525
(Less) Plus:
  Provision for asset valuation                                    --               11,300               --               11,300
  (Gains) losses on sales of assets                             (10,025)               252            (10,361)              (372)
  Depreciation and amortization related to
    real estate                                                   5,567              4,887             19,398             15,455
  Depreciation and amortization related to
    equity method investments                                       293                 42                645                127
                                                           ------------       ------------       ------------       ------------
Funds from Operations                                      $     13,489       $     11,964       $     37,445       $     35,035
                                                           ============       ============       ============       ============
(Less) Plus:
  Rental income from straight-line rents                   $       (660)      $     (1,027)      $     (2,095)      $     (2,846)
  Amortization of deferred financing costs                          452                485              1,384              1,364
  Amortization of restricted stock awards                          --                   68               --                  204
  Building improvements                                            (246)              (227)              (796)              (661)
  Tenant improvements                                              (588)            (1,056)            (1,609)            (2,102)
  Leasing commissions                                              (264)            (1,256)            (1,511)            (2,866)
                                                           ------------       ------------       ------------       ------------
Funds Available for Distribution                           $     12,183       $      8,951       $     32,818       $     28,128
                                                           ============       ============       ============       ============

Cash flow from operating activities                                                              $     32,311       $     31,791
Cash flow from investing activities                                                                    56,041            (79,293)
Cash flow from financing activities                                                                   (89,008)            45,288
                                                                                                 ------------       ------------
Net decrease in cash and cash equivalents                                                        $       (656)      $     (2,214)
                                                                                                 ============       ============

Weighted average number of common and
  convertible preferred shares and units-diluted (1)         30,997,250         25,724,558         28,683,229         25,419,506
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to the Credit Facility, and other variable rate debt as interest on these obligations is subject to fluctuations in the market. Currently, the Company does not have any interest rate hedge contracts in place to protect against interest rate increases on this debt. The amount of variable rate debt outstanding represents approximately 19.2% of total debt as of September 30, 2001. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average maturity and interest rate for fixed rate debt, excluding the Credit Facility and other variable rate debt, was 7.5 years and 7.8% at September 30, 2001. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt. Within the next twelve months, $8.8 million, or 2%, of the Company's fixed rate debt is scheduled to mature. The Company's Credit Facility is due to mature in April 2002, and the Company anticipates that it will be able to refinance this obligation at an interest rate which is similar to the Credit Facility's current rate.

     If the interest rate for the Credit Facility and the Company's other variable rate debt was 100 basis points higher or lower during the nine month period ended September 30, 2001, the Company's interest expense for this period would have been increased or decreased by approximately $671,000.

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

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits - None.

Reports on Form 8-K:

During the three month period ended September 30, 2001 and through November 14, 2001, the Company filed the following:

     (i) A Current Report on Form 8-K, dated and filed July 31, 2001 (reporting Items 7 and 9) regarding the Company's second quarter supplemental financial information.

     (ii) A Current Report on Form 8-K, dated August 24, 2001 was filed on August 27, 2001 (reporting Items 2 and 7) regarding the execution of a Stock Purchase Agreement with Reckson Operating Partnership, L.P. on August 21, 2001.

     (iii) A Current Report on Form 8-K, dated August 21, 2001, was filed on August 30, 2001 (reporting Items 5 and 7) regarding a Purchase Agreement to underwrite a public offering by the Company of up to 2,500,000 Common Shares of Beneficial Interest.

     (iv) A Current Report on Form 8-K, dated and filed on September 6, 2001 (reporting Items 2 and 7) regarding the execution of a Stock Purchase Agreement with Equinox Equities, Inc., Northeastern Industrial park, Inc. and Eastwick Development Corporation on September 6, 2001.

     (v) A Current Report on Form 8-K, dated and filed October 30, 2001 (reporting Items 7 and 9) regarding the Company's third quarter supplemental financial information.

                            SIGNATURES OF REGISTRANT


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KEYSTONE PROPERTY TRUST

Date: November 12, 2001                    By: /s/ Jeffrey E. Kelter
                                               ---------------------
                                               Jeffrey E. Kelter
                                               President and Chief
                                               Executive Officer


Date: November 12, 2001                    By: /s/ Timothy A. Peterson
                                               -----------------------
                                               Timothy A. Peterson
                                               Executive Vice President and
                                               Chief Financial Officer


Date: November 12, 2001                    By: /s/ Timothy E. McKenna
                                               ----------------------
                                               Timothy E. McKenna
                                               Senior Vice President - Finance
                                               and Chief Accounting Officer