Form 10-K
period 2001-12-31
KEYSTONE PROPERTY TRUST
filed 2002-04-01
CIK 906113

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

                Securities registered under Section 12(b) of the
                        Securities Exchange Act of 1934:
                              Title of each Class:
                         Common Shares, $.001 Par Value
       Name of each Exchange on which Registered: New York Stock Exchange

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant (based upon the closing price on the New York Stock Exchange) on March 28, 2002 was approximately $237.7 million. As of March 28, 2002, there were 18,439,926 Common Shares, $.001 par value, outstanding.

Portions of the proxy statement for the annual meeting of the shareholders of Keystone Property Trust to be held in 2002 are incorporated by reference into
Part III of this Form 10-K.

===============================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                                        PAGE
PART I
Item 1.   Business.........................................................................3
Item 2.   Properties .....................................................................16
Item 3.   Legal Proceedings ..............................................................19
Item 4.   Submission of Matters to a Vote of Security Holders ............................19

PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters ..........20
Item 6.   Selected and Summary Financial Data ............................................21
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of      22
          Operations........................................................................
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....................34
Item 8.   Financial Statements and Supplementary Data ....................................34
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure .....................................................................34

PART III.

Item 10.  Trustees and Executive Officers of the Registrant ..............................35
Item 11.  Executive Compensation .........................................................35
Item 12.  Security Ownership of Certain Beneficial Owners and Management .................35
Item 13.  Certain Relationships and Related Transactions .................................35

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................35

Signatures..............................................................................II-1

                                     PART I.

ITEM 1. BUSINESS.

     Keystone Property Trust (together with its subsidiaries, the "Company") is a fully integrated, self-administered, self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of industrial properties principally in the eastern portion of the United States. The Company also owns office properties located in Pennsylvania and New York State. At December 31, 2001, the Company owned interests in a portfolio of 125 properties (the "Properties") comprised of 102 industrial properties, 22 office properties, and an investment in a direct financing lease which aggregated approximately 21.8 million square feet. The Properties were 93.9% leased under 262 leases at December 31, 2001.

     The Company's strategic focus continues to be the acquisition, development and management of institutional quality, state-of-the-art "big box" distribution facilities located in proximity to skilled labor pools, interstate and regional road systems, airports (primarily those containing major freight and express package delivery hubs) and ports. The Company currently operates in six industrial markets: Central/North New Jersey, Central Pennsylvania, Indianapolis, Indiana, Ohio, New York State and Greenville, South Carolina. In the future, the Company intends to focus on three core markets: Central/Northern New Jersey, Central Pennsylvania and Indianapolis, Indiana. The Company also intends to re-deploy capital currently invested in its office portfolio and certain other non-core industrial assets into larger, bulk warehouse properties.. The Company believes state-of-the-art distribution facilities have the following characteristics: at least 300,000 square feet; 24 foot and greater clear ceiling heights; 50 by 50 foot column spacing; ESFR (early suppression, fast response) sprinkler systems; flow through loading dock configurations; 150 foot minimum truck courts; and drop-lot trailer parking. At December 31, 2001, approximately 58% of the Company's industrial portfolio contained buildings with square footage in excess of 300,000 square feet and 41% were in excess of 500,000 square feet. Approximately 90% of these industrial facilities have in excess of 24 foot clear ceiling heights. The weighted average age of the Company's industrial portfolio is 10.1 years, the average tenant size is 150,000 square feet and the average lease term of its industrial leases is 4.7 years.

     The Company believes its core markets exhibit very favorable distribution characteristics. The New York/Northern New Jersey region is one of the busiest cargo areas in the United States. The developed highway and rail infrastructure, combination of JFK, LaGuardia and Newark Airports, the Port of Newark and the Port of Elizabeth places this region among the most active and advanced transportation hubs. Central Pennsylvania is the central hub of the northeast corridor serving both New England and the Mid-Atlantic region. Its highway and rail systems and strong labor pool make Central Pennsylvania an increasingly popular location for lower cost super-regional operations. Indianapolis has one of the fastest growing cargo airports in the world and has a strong rail system and network of highways as well. By virtue of this infrastructure, Indianapolis serves as a national distribution hub.

     The Company's office properties aggregate approximately 1.5 million square feet and consist principally of modern mid-rise and single-story suburban buildings, primarily located in office parks in the Albany and Syracuse regions of New York State. Substantially all of the office buildings are located within established business communities with convenient access to regional and interstate road systems and highways. The weighted average age of the Company's office portfolio is 13.9 years and the average lease term is 3.7 years.

     During the year ended December 31, 2001, the Company increased its industrial real estate portfolio in its core markets by approximately 19%, from approximately 12.0 million square feet as of December 31, 2000, to 14.3 million square feet at December 31, 2001 and decreased the square footage of office properties owned by 38%, from 2.4 million square feet to 1.5 million square feet through the sale of 13 office properties for an aggregate selling price of approximately $93 million. In addition, the Company also disposed of 3.5 million square feet or 14 industrial assets, including the assets sold to the Company's joint venture with CalEast Industrial Investors, LLC ("CalEast"), hereafter referred to as the "CalEast Joint Venture", for an aggregate sales price of $195 million. The Company acquired 3.7 million square feet or $134 million of industrial assets during 2001 including 812,739 square feet or $32 million acquired through the CalEast Joint Venture. The focus of the CalEast Joint Venture is the acquisition of bulk warehouse and distribution facilities in New Jersey. The expected size of this joint venture is $300 million and it currently owns approximately $135 million of industrial assets located in New Jersey. The Company intends to pursue additional joint venture opportunities with large institutional investors. The Company anticipates that it will continue to sell certain office and industrial properties which do not meet the Company's ongoing investment strategy or where opportunities exist to realize imbedded value that has been created in the Properties.

DEVELOPMENT ACTIVITIES

     The Company believes it can create value in its three core markets where it has an established presence by building out the Company's development pipeline, completing value-added acquisitions and enhancing the operating performance of its existing properties. In these core markets, the Company currently controls land that will support the development of approximately 12.1 million square feet of industrial properties that we estimate would represent a total investment in excess of approximately $400 million. The Company intends to prudently develop these assets on a speculative basis as market conditions warrant and also take advantage of build-to-suit opportunities.

     In December 2000, the Company, through a joint venture with Browning Investments, Inc. ("Browning"), substantially completed the construction of a 798,096 square foot distribution facility at a cost of approximately $19 million, which is the second building completed at Airtech Park ("Airtech"), a master planned industrial park of approximately 500 acres which is adjacent to the Indianapolis International Airport. The facility was leased to Belkin Components, Inc. in January 2001 under a ten year lease. In November 2001, the Company acquired its joint venture partner's interest in this facility for $11.5 million. The Company, through another joint venture with Browning, started the construction of a speculative 796,000 square foot distribution facility in 2001 which was completed in the first quarter of 2002. Airtech may accommodate an additional 5.0 million square feet of industrial development. These joint ventures were part of a strategic alliance that the Company formed with Browning, a developer located in Indianapolis, Indiana, in December 1998. The terms of this alliance give the Company an option until December 31, 2003 and right of first offer until December 31, 2008 to develop distinct land parcels in Airtech through joint ventures in which the Company will have a 50% non-controlling ownership interest.

     The Company also owns interests in or controls approximately 299 acres of land in Central New Jersey of which 68 acres were built out in 2001 into approximately 1.0 million square feet of distribution facilities located adjacent to Exit 8A of the New Jersey Turnpike in Middlesex County, New Jersey. The Company also owns several industrial facilities located in Pennsylvania which have adjacent land parcels that allow for the expansion of the existing facilities and controls another 276 acres of land in Central Pennsylvania. During 2001, the Company completed a speculative 150,000 square foot expansion of a 407,100 square foot distribution facility in Harrisburg, Pennsylvania.

STRUCTURE

     The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owned, at December 31, 2001, approximately 69.5% of the limited partnership interests (the "OP Units") in the Operating Partnership as compared to 52.0% at December 31, 2000. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the trustees of the Company currently own approximately 14.9% of the outstanding OP Units assuming the conversion of all outstanding convertible preferred units of limited partnership of the Operating Partnership ("Convertible Preferred Units") into OP Units. The officers and the trustees of the Company currently own approximately 10.0% of the outstanding Common Shares of Beneficial Interest of the Company ("Common Shares"), assuming the conversion to Common Shares of all outstanding OP Units and shares of convertible preferred stock ("Convertible Preferred Stock") and Convertible Preferred Units. Each OP Unit may be redeemed by the holder for one Common Share or, at the Company's option, the cash value of one Common Share. With each such exchange, the Company's ownership interest in the Operating Partnership will increase.

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

MANAGEMENT AND EMPLOYEES

     The Company conducts real estate management activities through the Operating Partnership and Keystone Realty Services, Inc. (the "Management Company"). The Company also manages, through the Management Company, other properties on behalf of third parties. At December 31, 2001, the Management Company was managing industrial and office properties containing an aggregate of approximately 4.0 million square feet which includes 2.9 million square feet owned by the CalEast Joint Venture. Approximately 458,000 square feet was managed for a market rate management fee, for a limited partnership in which the Company's Chief Executive Officer is a general partner. Through its ownership of 100% of the nonvoting preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. The Management Company's voting stock is owned by two executives of the Company, certain family members of one of those executives and another investor in the Company.

     At December 31, 2001, the Operating Partnership and the Management Company had, in aggregate, 90 full-time employees, including the Company's executive officers.

BUSINESS STRATEGY AND OPERATING PLAN

     The Company's primary business objective is to maximize return on invested capital, thereby generating growth in cash flow per share and net asset value per share. The Company believes that this will enable the Company to maximize its total return to its common shareholders over the long term. The Company is primarily focused on the industrial real estate business as the Company believes it offers the opportunity to generate excellent current returns on invested capital through a stable cash flow and attractive total returns on a risk-adjusted basis through the preservation of capital. In order to accomplish this objective, the Company is executing the following strategy:

     - Focus on a few selected markets serving primarily the population concentrated in the northeastern metropolitan corridor of the United States and be recognized as one of the leading owners and developers in those markets.
     - Choose submarkets within those markets where there are barriers to the creation of new supply as a result of difficult zoning and/or other regulatory requirements, topographical constraints, and a lack of developable land.
     - Maintain a stable platform of operating cash flow through pro-active portfolio management that emphasizes the on-going mitigation of exposure to expiring leases, maintenance of tenant diversification, and minimizing requirements for recurring investments in repairs and maintenance.
     - Opportunistically acquire assets which increases its penetration in the markets in which it has chosen to concentrate and which exhibit an opportunity to improve returns through repositioning and re-leasing as existing leases terminate.
     - Concentrate on the development of high-quality, well-located state-of-the-art distribution centers designed to meet the demands of today's efficiency-driven tenants.

     The Company believes that it is positioned to create value through the redeployment of capital currently invested in properties that do not fit our business strategy or from which we can realize embedded value. In 1999, the Company identified $300 million of office and non-core industrial assets which would be subject to its capital redeployment plan. Since 2000 an aggregate of approximately $230 million of these assets were sold and the capital in these assets was redeployed into bulk warehouse properties in the Company's core markets of Central/Northern New Jersey, Central Pennsylvania and Indianapolis, Indiana where it has focused its primary investment activities. The Company believes each of these markets exhibits the unique characteristics of distribution hubs--access to highways, airports, railways and seaports as well as proximity to major population centers. The Company believes these characteristics will continue to drive demand for the most efficient state-of-the-art properties.

     DEVELOPMENT. The Company's development pipeline is a key element creating value under its operating plan. The Company has projects in various stages of development totaling approximately 2.0 million square feet and representing over $74 million in invested capital. This development strategy calls for the prudent delivery of state-of-the-art products, built to the highest user specifications. The Company is primarily constructing distribution facilities with large footprints (in excess of 500,000 square feet) that are designed to capitalize on national distribution trends, which are moving away from smaller warehouse facilities toward larger regional facilities. Due to land constraints in its core markets, these big-box properties are often unique in their size and therefore the Company believes they are impacted less by competition from more conventional industrial buildings. This development activity may involve joint venture partners similar to the Company's Indianapolis development activity.

     ACQUISITIONS. As a complement to its development activities, the Company intends to acquire select properties in New Jersey and Central Pennsylvania. In New Jersey, the Company's acquisition activity will be primarily conducted through the CalEast Joint Venture. The Company is targeting value-added acquisition opportunities, which are total return oriented and offer additional upside potential through leasing rollover or property repositioning. In Central Pennsylvania, the Company intends to acquire properties that complement its dominant market position and increases the overall value and desirability of its industrial portfolio.

     ASSET MANAGEMENT. The Company believes that opportunities exist to increase cash flow from its existing properties because they are generally newer (average age of approximately ten years), high quality and in desirable locations in markets that, in general, continue to experience rising rents, low vacancy rates and stable demand. The Company continually evaluates leasing strategies in light of changing market conditions in order to maximize its long-term return on invested capital. The Company intends to increase the value of its portfolio through the disposition of properties that do not fit the business strategy outlined above and the reallocation of capital to investments that allow it to maximize risk adjusted returns.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

     The following is a discussion of the Company's current investment and financing policies. The Company's policies with respect to these activities have been determined by the Company's Board of Trustees and may be amended or revised from time to time at the discretion of the Trustees without a vote of the shareholders of the Company.

INVESTMENT POLICIES

     The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property. The key criterion for new investments is that they offer total returns likely to enhance shareholder value and the opportunity for growth in cash flow and net asset value.

     The Company may purchase or develop properties for long-term investment, expand, renovate and improve its Properties or sell any of its existing or acquired Properties, in whole or in part, when circumstances warrant. The Company has contractual commitments, with expiration dates ranging from December 2004 to September 2007, with certain limited partners of the Operating Partnership not to sell certain real estate assets, which aggregated approximately $243 million of gross book value at December 31, 2001, $57 million of which was related to properties in non-core markets, in taxable transactions. Accordingly, if sold, the proceeds from the sales of the assets subject to these commitments will need to be reinvested by the Company in other real estate assets through the utilization of Section 1031 exchange transactions in accordance with the Internal Revenue Code, as amended. The Company may also participate with other entities in property ownership through joint ventures or other types of shared ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property, however, the Company intends to maintain its primary focus on industrial assets in its core markets.

     While the Company intends to emphasize equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests. Mortgage investments may include participating or convertible mortgages. The Company's investment in mortgages may include investments as a strategy for ultimately acquiring a property, and might also include the purchase of non-performing loans at a discounted price. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, the Company may also invest in securities of entities engaged in real estate activities or securities of other issuers. In the future, the Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments are consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an "investment company" under the Investment Company Act of 1940, as amended, and the Company intends to divest securities before any such registration would be required.

FINANCING POLICIES

     The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-Total Market Capitalization ratio or debt to undepreciated assets ratio. At December 31, 2001, the Company had a debt-to-Total Market Capitalization ratio of approximately 50.6% (based on the closing price of $13.09 per Common Share on December 31, 2001) and a debt to undepreciated assets ratio of 49.7%. "Total Market Capitalization" means the sum of the aggregate market value of the Company's outstanding Common Shares and OP Units, the total debt of the Company and the liquidation value of the Convertible Preferred Stock and Convertible Preferred Units on the date thereof. The debt-to-Total Market Capitalization ratio, which is based upon the market value of the Company's equity and, accordingly, fluctuates with changes in the price of the Common Shares, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions or development, the Company's debt-to-Total Market Capitalization and debt to undepreciated assets ratios may change. The Company believes that debt-to-Total Market Capitalization and debt to undepreciated assets ratios provide a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company also considers its interest coverage and fixed charge coverage ratios to be indicative of its level of leverage and ability to service its debt and fixed charges. For the quarters ended December 31, 2001 and 2000, the Company's interest coverage ratio and fixed charge coverage ratios were 2.8 and 2.1, and 2.0 and 1.5, respectively.

     The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Trustees determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offers of senior securities), debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code") concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed as a result of certain acquisitions closed since December 1997 to use all commercially reasonable efforts to maintain a certain level of indebtedness and to permit certain limited partners in the Operating Partnership to guarantee such level of indebtedness. At December 31, 2001, approximately $30 million, in the aggregate, of the Company's outstanding indebtedness is guaranteed by these limited partners under these agreements.

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

     The Company will acquire additional real estate assets using Common Shares or OP Units to pay all or a portion of the purchase price when the Company believes that such issuance would be additive to its intrinsic value on a per share basis. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances will not be dilutive to the Company's existing shareholders. In addition, Common Shares may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended ("the "Securities Act"). Sales of those shares may adversely affect the market price of the Company's outstanding Common Shares.

SUMMARY OF INDEBTEDNESS

     The following table sets forth the Company's indebtedness outstanding, excluding debt premiums, at December 31, 2001.

                                                                           AMOR-
                                     BALANCE AT                           TIZATION
                                     DECEMBER 31,              MATURITY    PERIOD     ANNUAL
                                         2001       INTEREST     DATE       (IN      PAYMENTS
               LENDER                 (IN 000'S)     RATE    (MONTH/YEAR)  YEARS)   (IN 000'S)              COLLATERAL
---------------------------------    ------------   -------- ------------ --------  -----------   ---------------------------------
AEGON USA Realty Advisors             $     5,734     6.92%     07/13         15     $     724    4400 West 96th Street
American States Insurance Company           8,643     8.75%     09/09         15         1,540    One Park Place
Column Financial, Inc.                      7,209     7.03%     02/08         30           601    One Philips Drive
DLJ Commercial Mortgage Trust (1)          63,724     7.50%     10/08         30         5,496    Various
DLJ Commercial Mortgage Trust (1)          28,612     7.55%     10/08         30         2,479    Various
First Union National Bank (2)               6,466     3.88%     01/03        N/A           234    Various
Guardian Life Insurance Company             2,910     9.68%     02/07         20           453    1045 James Street
Key Commercial Mortgage(3)                  8,371     4.39%     12/02        N/A           367    Keystone Cranbury West - Phase II
Key Commercial Mortgage(3)                  3,561     4.39%     12/02        N/A           156    Keystone Cranbury East - Phase I
Key Commercial Mortgage(4)                  8,464     8.22%     06/10         30           769    Various
Key Commercial Mortgage(4)                  9,258     8.29%     06/10         30           846    Various
M&T Real Estate, Inc.                       5,021     8.33%     11/05        N/A           418    Three Columbia Circle
M&T Real Estate, Inc.                       6,809     8.53%     11/06        N/A           581    15 Columbia Circle
Nationwide Life Insurance Company          19,500     6.88%     06/04        N/A         1,341    501 Airtech Park
Nationwide Life Insurance Company           7,105     9.75%     09/02        N/A           693    8677 Logo Court - A
Nationwide Life Insurance Company           1,693     8.25%     09/02        N/A           140    8677 Logo Court - B
Nationwide Life Insurance Company           3,158     7.91%     04/06        N/A           250    6402 Corporate Drive - A
Nationwide Life Insurance Company           2,857     8.41%     04/06        N/A           240    6402 Corporate Drive - B
Nationwide Life Insurance Company           2,300     6.88%     06/04        N/A           158    351 West 10th Street
Prudential Insurance Company(5)             3,976     8.14%     12/05        N/A           382    21 Roadway Drive
Prudential Insurance Company               10,010     6.89%     05/06         25           848    420 Salem Church
Prudential Insurance Company               11,666     7.87%     12/05         25         1,099    21 Roadway Drive
Prudential Insurance Company               18,889     7.66%     10/04          5         1,754    221 South 10th Street
Teachers Annuity and Assurance
  Association of America (6)               90,346     7.82%     04/07         28         7,999    Various
Wells Fargo Bank (7)                       93,000     3.56%     12/04        N/A         3,966    Various
USG Annuity and Life Company                3,865     8.50%     09/05         20           479    Two Tabas Lane
                                      -----------                                    ---------
         TOTAL DEBT(8)                $   433,147                                    $  34,013
                                      ===========                                    =========

          ----------
          (1) Secured by a first lien on 21 properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions.

          (2) Debt service is interest only which is payable monthly, at LIBOR plus 1.75% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the value of the collateral. The scale ranges from LIBOR plus 1.50% to LIBOR plus 1.75%. Annual payment is based on annual interest payments at 3.88%, which was the rate at December 31, 2001. Secured by a first lien on 4 properties (see Schedule III - Real Estate and Accumulated Depreciation) and a lease assignment on another property subject to certain permitted release provisions.

          (3) This indebtedness is for a $37.0 million loan, in aggregate, to construct two industrial facilities in New Jersey aggregating approximately 1.0 million square feet upon completion. This loan is collateralized by these properties and requires interest at LIBOR plus2.25%. Annual payment is based on annual interest payments at 4.39%, which was the rate as of December 31, 2001.

          (4) Secured by a first lien on 7 properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan contains covenants and agreements customary in such borrowings.

          (5) This indebtedness is for a $4.0 million recourse construction loan for a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Harrisburg, Pennsylvania.

          (6) Secured by a first lien on 12 properties (see Schedule III - Real Estate and Accumulated Depreciation) subject to certain permitted release provisions.

          (7) Debt service is interest only which is payable monthly, at LIBOR plus 1.625% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the Company's leverage. The scale ranges from LIBOR plus 1.35% to LIBOR plus 1.875%. Annual payment is based on annual interest payments at 3.56%, which was the rate at December 31, 2001. This unsecured credit facility contains covenants and agreements customary in such borrowings.

          (8) Excludes unamortized debt premiums of $1,989,000 at December 31, 2001.

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

     The Company's financial performance and its ability to make distributions to shareholders continues to be particularly sensitive to the economic conditions in Northern and Central New Jersey, Central Pennsylvania, Indianapolis, Indiana, Ohio, the Greenville/Spartanburg region of South Carolina and New York State. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's operations or cash available for distribution. The Company's revenues and the value of the Properties may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties). These factors, when and if they occur in an area in which any of the Properties are located, could adversely affect the Company's ability to make distributions to its shareholders.

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

     The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its properties will not be affected by tenants and occupants of its properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

     Environmental inspections indicate that there are minor amounts of asbestos containing materials ("ACMs") in certain of the Properties, primarily in the form of floor tiles and ceiling materials, which are generally in good condition. The presence of such amounts of ACMs is in compliance with current law.

     The Company believes that the Properties are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Neither the Company nor the Operating Partnership has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim related to hazardous or toxic substances in connection with any of its present Properties.

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

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding executive officers of the Company.

NAME                    AGE                 POSITION
----                    ---                 --------
Jeffrey E. Kelter *     47       President and Chief Executive Officer
Robert F. Savage        34       Executive Vice President and Chief Operating Officer
John B. Begier          36       Executive Vice President and Chief Investment Officer
Timothy A. Peterson     36       Executive Vice President - Corporate Strategy and New Business
                                 Initiatives
Timothy E. McKenna      38       Senior Vice President - Chief Financial Officer
Saul A. Behar           40       Senior Vice President -  General Counsel and Secretary
Stephen J. Butte        41       Senior Vice President - Asset Management
Charles C. Lee, Jr.     38       Senior Vice President - Marketing and Leasing
Francis X. Ryan         42       Senior Vice President - Construction and Property Operations

----------
* This executive is a trustee of the Company.

     Mr. Kelter has been President of the Company since December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Mr. Kelter began his career at Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982, Mr. Kelter was employed by Vector Properties in Tulsa, Oklahoma, where he was in charge of the development and finance of several downtown Tulsa office building renovations. In 1982, Mr. Kelter founded Penn Square Properties, Inc. ("Penn Square") in Philadelphia and served as Chief Executive Officer and President. Penn Square was a full service real estate development, management, construction and brokerage firm that merged with the Company at its formation. Penn Square developed, owned, managed and leased more than 4.5 million square feet of office and industrial projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter is a graduate of Trinity College and is a member of the National Association of Real Estate Investment Trusts and the National Association of Industrial and Office Properties.

     Mr. Savage has been Chief Operating Officer of the Company since December 2000. Prior to joining the Company, he spent three years as a partner at Hudson Bay Partners, L.P., a private equity firm where he was responsible for the execution of the Company's formation transactions in December 1997. Prior to Mr. Savage's position at Hudson Bay, he worked from January 1994 to May 1997 in the Investment Banking Division at Merrill Lynch & Co. where he specialized in corporate finance and strategic advisory services for REITs, real estate investment funds and lodging companies. He started his career at Arthur Andersen LLP and then worked at Jones Lang LaSalle in a variety of project finance and portfolio management positions. Mr. Savage received an A.B. in Urban Studies and Business Economics from Brown University and is a member of the Urban Land Institute.

     Mr. Begier has served as Chief Investment Officer of the Company since February 2001 with primary responsibility for the Company's investment activity. In January 2000, he was appointed Executive Vice President. In this role he oversees all acquisitions and development projects as well as dispositions, including all transactions related to Keystone's capital recycling initiatives. He served as Senior Vice President from December 1997 until December 1999. Mr. Begier joined Penn Square in 1995. Prior to working for Penn Square he worked for eight years as a real estate broker with the Pennsylvania office of Cushman & Wakefield where he was responsible for leasing, sales and acquisition of commercial and industrial properties. Mr. Begier received a B.A. from the University of Virginia and is a member of the Council of Logistics Management.

     Mr. Peterson has served as Executive Vice President - Corporate Strategy and New Business Initiatives since February 2002. In this role he focuses on creating value through joint venture activities and partner opportunities designed to capitalize on the Company's existing infrastructure in its core markets. Previously he was Chief Financial Officer of the Company from August 1998 until February 2002 and was Secretary from December 1998 until September 1999. He was appointed Executive Vice President of the Company in December 1998. Prior to joining the Company, Mr. Peterson held a variety of positions with Post Properties, Inc. from 1989 until 1998, including Executive Vice President, Finance. Mr. Peterson received an undergraduate degree in Accounting and an MBA in Finance from the University of Florida and is a Certified Public Accountant. He is a member of the University of Florida Real Estate Advisory Board and serves on the President's Council of the Real Estate Round Table. He is also a Director of the Please Touch Museum (the Philadelphia Children's Museum).

     Mr. McKenna has served as the Company's Senior Vice President and Chief Financial Officer since February 2002. He was previously Senior Vice President - Finance and Chief Accounting Officer since June 1999. Prior to that he was the Company's Vice President of Finance and Corporate Controller since joining the Company in January 1998. Mr. McKenna was previously employed as a senior manager in the Real Estate Services Group of Arthur Andersen LLP's Philadelphia office. Prior to joining the Company, he worked for over 12 years providing consulting and accounting services to publicly and privately-owned real estate companies; over 11 years of his experience was obtained as an employee of Arthur Andersen LLP. Mr. McKenna is a Certified Public Accountant. Mr. McKenna is a graduate of the University of Scranton with a B.S. in Accounting.

     Mr. Behar served as Vice President and Secretary of the Company from May 2000 to December 2000, when he was promoted to Senior Vice President and Secretary. Prior to joining the Company, Mr. Behar served for seven years as Senior Counsel at Pep Boys in Philadelphia, where he handled numerous corporate and real estate matters. Before that, he practiced law at the firm of Dechert in Philadelphia. Mr. Behar has over 15 years of experience working on corporate and real estate-related legal matters. He received an A.B. with honors from Cornell University and a J.D. from The University of Chicago Law School. He is a member of the American Corporate Counsel Association.

     Mr. Butte has served as Senior Vice President of the Company since December 1997. He served as Chief Investment Officer from March 1999 until February 2001 and Secretary from September 1999 until May 2000. In January 2001 he was appointed Senior Vice President of Asset Management with primary responsibility for overseeing all portfolio and property level analysis for the Company's existing properties as well as proposed investments. As head of the Asset Management Department, Mr. Butte works closely with and supports the functions of the operating departments including Investments, Marketing and Leasing and Property Operations and Construction. Prior to joining Penn Square, in 1988 he spent five years in public accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry. Mr. Butte received a B.S. in Accounting and a Masters of Taxation from Villanova University and is a Certified Public Accountant.

     Mr. Lee has served as Senior Vice President of the Company since March 1998 with primary responsibility for the Company's leasing and marketing activities. Mr. Lee joined Penn Square in 1987 where he was responsible for leasing and marketing activities for various commercial properties. From September 1997 until March 1998, when he re-joined the Company, Mr. Lee was the regional leasing director for the Philadelphia region of Equity Office Properties. Prior to working for Penn Square, he was an Assistant Portfolio Manager in the Private Banking Division of the Boston Safe Deposit and Trust Company. Mr. Lee received a B.A. from Tufts University and has a Pennsylvania real estate brokerage license.

     Mr. Ryan has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's property operations, property management activities and tenant-related and third-party construction. In February 2001 he was named head of Property Operations and Construction. In this expanded role, Mr. Ryan's primary responsibilities include the construction of the Company's development projects in addition to directing property management. Mr. Ryan joined Penn Square in 1991 where he was responsible for the management of various commercial and industrial properties. Prior to working for Penn Square, Mr. Ryan worked for four years as a senior property manager for Cushman & Wakefield's Pennsylvania office and as a project manager for American Building Maintenance from 1984 through 1986. Mr. Ryan is certified as a Real Property Administrator by the BOMI Institute. He is a member of the Building Owners and Managers Association and the Institute of Real Estate Management (IREM).

ITEM 2.     PROPERTIES.

SUMMARY PROPERTY TABLE

         The following table sets forth certain information with respect to each of the Properties at December 31, 2001.

                                                                                             % OF
                                                                   % OF                      PORT-      ANNUALIZED
                                                                 PORTFOLIO                   FOLIO        RENT PER
                                               YEAR              RENTABLE          ANNUAL-   ANNUAL- # OF  LEASED
                        # OF                  BUILT/    SQUARE    SQUARE    %      IZED      IZED    LEA-  SQUARE
BUILDINGS             BUILDINGS   LOCATION   RENOVATED   FEET      FEET  LEASED   RENT(1)    RENT    SES   FOOT(2)   MAJOR TENANT
-------------         ---------   --------   ---------  ------  -------- ------ ----------  ------  ---- ---------  -------------
INDUSTRIAL:
118 Moonachie Avenue (3)    1    Carlstadt,                                                                       Coca-Cola Bottling
                                 NJ              1989   243,751   1.12%  100.0% $ 1,950,000   2.04%   1  $ 8.00    of NY, Inc.
21 CranburyRoad             1    Cranbury, NJ                                                                     Cosmetic Essence,
                                                 1998   845,835   3.88%  100.0%   3,421,436   3.59%   4    4.05    Inc.
24 Abeel Road               1    Cranbury, NJ    1978    40,000   0.18%  100.0%     220,000   0.23%   1    5.50   KAR Products
34 Englehard Drive          1    Cranbury, NJ    1982   203,404   0.93%  100.0%     986,508   1.03%   1    4.85   SETCO, Inc.
100-400 Nixon Lane (3)      1    Edison, NJ                                                                       Parcel Direct,
                                                 2000   851,907   3.91%  100.0%   4,079,230   4.28%   4    4.79    Inc.
One Nixon Lane (3)          1    Edison, NJ                                                                       Ultimate
                                                                                                                   Distribution,
                                                 1987   192,829   0.88%  100.0%     839,635   0.88%   1    4.35    Inc.
400 Cabot Drive             1    Hamilton                                                                         APL Logistics,
                                 Twp, NJ         1990   585,510   2.69%  100.0%   2,576,244   2.70%   1    4.40    Inc.
2 Volvo Drive               1    Rockleigh,      1966/                                                            National Medical
                                 NJ              1995    67,460   0.31%  100.0%     502,572   0.53%   1    7.45
301-321 Herrod Blvd.        1    S. Brunswick,                                                                    Herrod
                                 NJ              1989   610,949   2.80%  100.0%   2,291,059   2.40%   1    3.75    Distribution
200-250 Kennedy Drive (3)   1    Sayreville,                                                                      Garden Bolt
                                 NJ                                                                                International
                                                 1988   164,267   0.75%  100.0%     739,202   0.78%   1    4.50    Corp.
300-350 Kennedy Drive (3)   1    Sayreville,                                                                      Enchante
                                 NJ              1988   161,987   0.74%   73.3%     534,420   0.56%   2    4.50
309 Kennedy Drive (3)       1    Sayreville,                                                                      Nippon Express
                                 NJ              1996   202,000   0.93%  100.0%     909,000   0.95%   1    4.50
409 Kennedy Drive (3)       1    Sayreville,                                                                      Guest Supply, Inc.
                                 NJ              1996   225,831   1.04%  100.0%     982,365   1.03%   1    4.35
30 Stults Road              1    S.                                                                               Medicia
                                 Brunswick,                                                                        Pharmaceutical
                                 NJ              1974    64,285   0.29%  100.0%     343,282   0.36%   1    5.34    Corp.
Four Applegate Drive        1    Washington,                                                                      Direct Fulfillment
                                 NJ              1998   265,000   1.22%  100.0%   1,364,750   1.43%   1    5.15    LP
5 Henderson Drive           1    W.Caldwell,     1967/                                                            Vestcom, Inc.
                                 NJ              90     210,530   0.97%  100.0%   1,324,234   1.39%   1    6.29
66 Station Road (3)         1    Cranbury, NJ                                                                     The Home Depot,
                                                 1973   812,739   3.73%  100.0%   3,250,956   3.41%   1    4.00    Inc.
                          ----                        ---------  ------  ------  ----------- ------  -- ---------
SUBTOTAL/WEIGHTED AVG.     17                         5,748,284  26.37%   99.2% $26,314,893  27.59%  24  $ 4.61
NJ INDUSTRIAL             ====                        =========  ======  ======  =========== ======  == =========

2400, 2404, 2410            3    Camp Hill,PA    1952/                                                            Exel Logistics,
Gettysburg Road                                  1993   182,770   0.84%   81.6% $   658,233     0.6   3  $ 4.41    Inc.
1440 Sheffler Drive         1    Chambersburg,                                                                    Ingram Book
                                 PA              1996   355,200   1.63%   50.0%     715,200    0.75   1    4.03    Company
1465 Nitterhouse Drive      1    Chambersburg,                                                                    Franklin
                                 PA              1995   420,000   1.93%  100.0%   1,701,000    1.78   1    4.05    Storage, Inc.
2294 Molly Pitcher          1    Chambersburg,   1986   621,400   2.85%  100.0%   2,435,550     2.5   2    3.92   Staples, Inc.
Highway                          PA
One Tabas Lane              1    Exton, PA       1970   150,027   0.69%  100.0%     517,593     0.5   1    3.45   Alstrip
Two Tabas Lane              1    Exton, PA       1970   150,000   0.69%  100.0%     762,520    0.80   1    5.08   International
                                                 /91                                                               Envelope
21 Roadway Drive            1    Harrisburg,     1988   407,100   1.87%  100.0%   1,567,335    1.64%  1    3.85   Engine Controls
                                 PA                                                                                Distribution
221 South 10th Street       1    Lemoyne, PA     1997   885,802   4.06%  100.0%   3,142,510    3.29%  5    3.55    Cumberland
                                                                                                                   Distribution
1001, 1011 AIP Drive        2    Middletown,     1991   284,262   1.30%  100.0%   1,104,053    1.16%  6    3.88   Bayard Sales
                                 PA
100 Oakhill Road            1    Mountaintop,    1996   105,000   0.48%  100.0%     385,350    0.40%  1    3.67   Dana Perfumes
                                 PA                                                                                Corporation
1 Phillips Drive            1    Mountaintop, PA 1991-  400,000   1.83%  100.0%   1,188,000    1.25%  1    2.97   Philips
                                                 1993                                                             Lighting
                                                                                                                   Company
1091 Arnold Road            1    Reading, PA     1996   133,055   0.61%  100.0%     565,250    0.59%  1    4.25   The Glidden
                                                                                                                   Company
1157 Arnold Road            1    Reading, PA     1995   219,120   1.01%  100.0%     771,364    0.81%  3    3.52   HMG Intermark
                                                                                                                   Worldwide
420 Salem Church Road       1    Mechanicsburg,  1973/  504,321   2.31%  100.0%   1,545,766    1.62%  1    3.07   Exel Logistics,
                                 PA              1975                                                              Inc.
75 Pleasant View Drive      1    Mechanicsburg,  1977   132,548   0.61%  100.0%     470,407    0.49%  1    3.55   Exel Logistics,
                                 PA                                                                                Inc.
811 Spangler Road           1    Mechanicsburg,  1968   145,640   0.67%  100.0%     396,000    0.42%  1    2.72   Exel Logistics,
                                 PA                                                                                Inc.
6829 Ruppsville Road        1    Allentown,      1988   100,000   0.46%  100.0%     390,000    0.41%  3    3.90   Truserv
                                 PA                                                                                Corporation
6831 Ruppsville Road        1    Allentown,      1988    80,000   0.37%  100.0%     292,000    0.31%  1    3.65   Vanguard
                                 PA                                                                                Manufacturing,
                                                                                                                   Inc.
7663 Industrial Boulevard   1    Allentown,      1988    65,000   0.30%    0.0%          --    0.00%  0      --   Vacant
                                 PA
6813 Ruppsville Road        1    Allentown,      1986    57,600   0.26%  100.0%     228,320    0.24%  3    3.96   Digital-Ink
                                 PA
7520 Morris Court           1    Allentown,      1995   154,156   0.71%   82.5%     536,292    0.56%  3    4.22   J.C. Penney
                                 PA                                                                                Company, Inc.
7542 Morris Court           1    Allentown,      1997   168,967   0.77%  100.0%     692,765    0.73%  1    4.10   KIA Motors,Inc.
                                 PA
7584 Morris Court           1    Allentown,      1990    53,907   0.25%   90.6%     260,536    0.27%  6    5.34   Omnilift, Inc.
                                 PA
7529 Morris Court           1    Allentown,      1998   250,000   1.15%  100.0%   1,087,500    1.14%  1    4.35   Behr Process
                                 PA                                                                                Corporation
7220 Schantz Court          1    Allentown,      1995    60,000   0.28%  100.0%     252,000    0.26%  1    4.20   Laminations
                                 PA
7485 Industrial Boulevard   1    Allentown,      1991   203,704   0.93%  100.0%     865,742    0.91%  1    4.25   LMB Distri-
                                 PA                                                                                bution, Inc.
7566 Morris Court           1    Allentown,      1990   111,300   0.51%  100.0%     496,536    0.52%  4    4.46   G&T Industries,
                                 PA                                                                                Inc.
                          ----                        ---------  ------  ------  ----------- ------ ---- ---------
SUBTOTAL/WEIGHTED AVG.     30                         6,400,879  29.36%   95.2% $23,027,822   24.14% 54  $ 3.78
PA INDUSTRIAL             ====                        =========  ======  ======  =========== ====== ==== =========

4400 W. 96th Street         1    Indianapolis,   1998   100,000   0.46%  100.0% $   930,000    0.98%  1  $ 9.30   Support Net,
                                 IN                                                                                Inc.
6402 Corporate Drive        1    Indianapolis,   1996   162,608   0.75%  100.0%     292,028    0.31%  1    1.80   Brightpoint,
                                 IN                                                                                Inc.
501 Airtech Park            1    Indianapolis,   2000   495,740   2.27%  100.0%   2,519,199    2.64%  1    5.08   Brightpoint,
                                 IN                                                                                Inc.
8677 Logo Court             1    Indianapolis,   1993   599,152   2.75%  100.0%   1,527,838    1.60%  1    2.55   Group Athletica,
                                 IN                                                                                LLC
351 West 10th Street        1    Indianapolis,   1999    39,252   0.18%  100.0%     368,576    0.39%  1    9.39   Office Works
                                 IN
558 Airtech Park            1    Indianapolis,   2001   798,096   3.66%  100.0%   2,290,536    2.40%  1    2.87   Belkin Components,
                                 IN                                                                                Inc.
                          ----                        ---------  ------ -------- ----------   ----- ---- ---------
SUBTOTAL/WEIGHTED AVG.      6                         2,194,848  10.07%  100.0% $ 7,928,177    8.31%  6  $ 3.61
IN INDUSTRIAL
                          ====                        =========  ====== ======== ==========   ===== ==== =========
104 Hidden Lake Circle      1    Duncan, SC      1986/  142,500   0.65%  100.0% $   550,960    0.58%  1  $ 3.87   BMG Music
                                                 1992
122 Hidden Lake Circle      1    Duncan, SC      1998   303,091   1.39%  100.0%   1,000,178    1.05%  1    3.30   BMG Music
Augusta Road Industrial     2    Greenville,     1996   360,000   1.65%  100.0%   1,026,000    1.08%  2    2.85   Benore
Park                             SC                                                                                Logistics
                                                                                                                   Systems
Outlaw Industrial Park      3    Greenville, SC  1994/  302,000   1.39%  100.0%     719,500    0.75%  3    2.38   Graco Children's
                                                 1997                                                              Products, Inc.
Rocky Creek Business Park   4    Greenville,     1997    99,400   0.46%  100.0%     354,300    0.37%  4    3.56   Sheridan
                                 SC                                                                                Australia
White Horse Industrial      7    Greenville,     1989/  390,000   1.79%   53.8%     553,800    0.58%  5    2.64   Cameron &
Park                             SC              1997                                                              Barkley Co.
1221 South Batesville       1    Greer, SC       1970/  434,798   1.99%   99.2%   1,257,439    1.32%  3    2.92   BMW
Road                                             1985
Buncombe Road Industrial    5    Greer, SC       1988/  350,000   1.61%   91.4%     963,500    1.01%  5    3.01   Springs
Park                                             1995                                                              Industries
Piedmont Highway            3    Piedmont, SC    1995/  400,000   1.83%   75.0%     750,000    0.79%  2    2.50   Fabri-Kal
Industrial Park                                  1997                                                              Corp.
                          ----                        ---------  ------ -------- ---------- ------- ---- ---------
SUBTOTAL/WEIGHTED AVG.     27                         2,781,789  12.76%   88.7% $ 7,175,677    7.52% 26  $ 2.91
SC INDUSTRIAL             ====                        =========  ====== ======== ========== ======= ==== =========

                                                                                             % OF
                                                                   % OF                      PORTF-        ANNUALIZED
                                                                  PORTFOLIO                  OLIO          RENT PER
                      # OF                    YEAR                RENTABLE                   ANNUAL- # OF  LEASED
                      BUILDI-                 BUILT/     SQUARE    SQUARE   %     ANNUALIZED IZED    LEA-  SQUARE
BUILDINGS              NGS       LOCATION     RENOVATED   FEET      FEET  LEASED  RENT (1)   RENT    SES   FOOT (2)    MAJOR TENANT
-------------        ----------- -----------  ---------  ------   -----   ------ ----------  -----   ---- ---------   -------------
300 Enterprise Drive       1    Bellevue, OH     1998   181,838   0.83%   100.0% $   551,013   0.58%    2    $  3.03   American Can

1311 Majestic Drive        1    Fremont, OH      1993   143,400   0.66%   100.0%     394,350   0.41%    1       2.75   Poly-Foam
                                                                                                                        Interna-
                                                                                                                        tional,Inc.
1411 Majestic Drive        1    Fremont, OH      1995   181,350   0.83%   100.0%     498,713   0.52%    1       2.75   GMH Enterp-
                                                                                                                        rises
600 Hagerty Drive          1    Fremont, OH      1980/  126,250   0.58%   100.0%     347,187   0.36%    1       2.75   Poly-Foam
                                                 86/87                                                                  Interna-
                                                                                                                        tional,Inc.
605 Hagerty Drive          1    Fremont, OH      1991    76,464   0.35%   100.0%     210,276   0.22%    1       2.75   Poly-Foam
                                                                                                                        Interna-
                                                                                                                        tional, Inc.
670 Hagerty Drive          1    Fremont, OH      1980/  100,272   0.46%   100.0%     300,816   0.32%    1       3.00   Poly-Foam
                                                 88/90                                                                  Interna-
                                                                                                                        tional, Inc.
800 Hagerty Drive          1    Fremont, OH      1987    30,150   0.14%   100.0%     132,000   0.14%    1       4.38   Woodbridge
                                                                                                                        Corporation
5555 Massillon Road        1    Green, OH        1996   255,000   1.17%   100.0%     923,256   0.97%    2       3.62   General
                                                                                                                        Electric
16725 Square Drive         1    Marysville,      1987   133,500   0.61%   100.0%     487,275   0.51%    1       3.65   Sumitomo
                                OH                                                                                      Electrical
                                                                                                                        Wiring
                                                                                                                        Systems
1030 South Edgewood
Drive                      1    Urbana, OH       1988   200,000   0.92%   100.0%     440,000   0.46%    1       2.20   ODW Logis-
                                                                                                                        tics, Inc.
3530 East Pike             1    Zanesville,      1991   300,000   1.38%   100.0%     840,000   0.88%    1       2.80   Owens
                                OH                                                                                      Brockway
                                                                                                                        Glass
                          ----                        ----------  ------ ------- ----------- --------- ----- ---------
SUBTOTAL/WEIGHTED AVG.
OH INDUSTRIAL              11                         1,728,224   7.93%   100.0% $ 5,124,886   5.37%   13    $  2.97
                          ====                        ==========  ====== ======= =========== ========= ===== =========
Northeastern Industrial     1    Albany, NY      1989   100,000   0.46%   100.0% $   762,600   0.80%    2    $  7.63   Distribution
Park, Bldg. 21                                                                                                          Unlimited
Northeastern Industrial     1    Albany, NY      1988   104,000   0.48%   100.0%     530,400   0.56%    1       5.10   Ameriserve
Park, Bldg. 22                                                                                                          Food
Northeastern Industrial     1    Albany, NY      1950/  192,645   0.88%   100.0%     659,097   0.69%    1       3.42   Moran Foods,
Park, Bldg. 8                                    1997                                                                   Inc.
4 Marway Circle             1    Gates, NY       1976/   60,000   0.28%   100.0%     228,000   0.24%    1       3.80   Anixter,Inc.
                                                 77
5 Marway Circle             1    Gates, NY       1976/   51,300   0.24%    73.2%     188,420   0.20%    7       5.02   Savory
                                                 77                                                                     Snacks
                                                                                                                        Vending,Inc.
8 Marway Circle             1    Gates, NY       1976/   62,880   0.29%   100.0%     238,944   0.25%    1       3.80   Anixter,Inc.
                                                 77
4472 & 4480 Steelway        4    Liverpool,      1977   655,500   3.01%    16.0%     267,453   0.28%    2       2.56   McLane-
Blvd.                            NY                                                                                     Northeast
Mt. Ebo                     1    Mt. Ebo, NY     1998    93,948   0.43%   100.0%     917,744   0.96%    1       9.77   Schien
                                                                                                                        Pharmaceu-
                                                                                                                        tical
                          -------                     ---------- ------- ------- ----------- --------  ----- --------
SUBTOTAL/WEIGHTED AVG.
NY INDUSTRIAL               11                        1,320,273   6.06%    57.2% $ 3,792,658   3.98%   16    $  5.02
                          =======                     ========== ======= ======= =========== ======== =====  ========
TOTAL/WEIGHTED AVG.
INDUSTRIAL PROPERTIES      102                       20,174,297  92.53%    93.9% $73,364,113  76.92%  139    $  3.87
                          =======                    =========== ======= ======= ===========  ======= =====  ========
OFFICE:
Corporate Center 15         1    Mechanicsburg,  1979    55,574   0.25%   100.0% $   882,295   0.93%    9    $ 15.88   Acordia
                                 PA                                                                                     Northeast
Treeview Corporate          1    Wyomissing,     1991    64,154   0.29%    83.5%     917,295   0.96%   11      17.12   Carpenter
Center (4)                       PA                                                                                     Technology
                          -------                     ----------- ------ ------  -------- --------- ------   -------
SUBTOTAL/WEIGHTED AVG.
PA OFFICE                   2                           119,728   0.55%    91.2% $ 1,799,590   1.89%   20    $ 16.49
                          =======                     =========== ====== ======  ======= ========= ======    =======
8 Airline Drive             1    Albany, NY      1997    59,295   0.27%   100.0% $   882,053   0.92%    4    $ 14.88   Homestead
                                                                                                                        Funding
15 Columbia Circle          1    Albany, NY      1995    82,608   0.38%   100.0%     970,644   1.02%    1      11.75   Prudential
                                                                                                                        Insurance
Nine Columbia Circle        1    Albany, NY      1992    10,734   0.05%    73.2%     132,346   0.14%    3      16.84   Sterling
                                                                                                                        Environmen-
                                                                                                                        tal
One Columbia Circle         1    Albany, NY      1991    68,895   0.32%   100.0%   1,092,547   1.15%    5      15.86   Novalis
17 Columbia Circle          1    Albany, NY      1995    66,000   0.30%   100.0%     786,092   0.82%    1      11.91   CDPHP
13 Columbia Circle          1    Albany, NY      1996    21,468   0.10%    93.5%     272,292   0.29%    3      13.56   Roemer,
                                                                                                                        Wallens &
                                                                                                                        Mineaux
Three Columbia Circle       1    Albany, NY      1992    78,971   0.36%    99.3%   1,157,595   1.21%   16      14.76   Thompson
                                                                                                                        Corp. -
                                                                                                                        Delmar
5000 Campuswood Drive       1    East            1988    32,636   0.15%    68.7%     369,651   0.39%    5      16.48   Cruise's
                                 Syracuse, NY                                                                           Inc.
5009 Campuswood Drive       1    East            1989     6,584   0.03%   100.0%      99,726   0.10%    1      15.15   Children's
                                 Syracuse, NY                                                                           Discovery
                                                                                                                        Center
5010 Campuswood Drive       1    East                                                                                  National
                                 Syracuse, NY    1989    70,215   0.32%   100.0%   1,194,811   1.25%    9      17.02    Grange
5015 Campuswood Drive       1    East            1991    99,476   0.46%    82.9%   1,494,351   1.57%    8      18.13   Group Health
                                 Syracuse, NY                                                                          Health, Inc.
125 Indigo Creek Drive      1    Greece, NY      1992    26,700   0.12%   100.0%     346,500   0.36%    1      12.98   Park Ridge
                                                                                                                        Health
6 British American          1    Latham, NY      1980    70,004   0.32%    82.5%     401,983   0.42%    7       6.96   BOCES
Boulevard
1045 James Street           1    Syracuse, NY    1992    50,000   0.23%   100.0%     825,996   0.87%    1      16.52   Royal Indem-
                                                                                                                        nity Co.
250 South Clinton Street    1    Syracuse, NY    1991   182,576   0.84%   100.0%   3,079,136   3.23%   12      16.86   AT&T
                                                                                                                        Communica-
                                                                                                                        tions
308 Maltbie Street          1    Syracuse, NY    1992    26,221   0.12%   100.0%     338,384   0.35%    3      12.91   First Fortis
                                                                                                                        Insurance Co
400 West Division Street    1    Syracuse, NY    1992    38,051   0.17%   100.0%     629,504   0.66%    3      16.54   Royal Indem-
                                                                                                                        nity Co.
507 Franklin Square         1    Syracuse, NY    1991    71,449   0.33%   100.0%   1,240,982   1.30%    2      17.37   Unity Mutual
                                                                                                                        Life
One Clinton Square          1    Syracuse, NY    1991    39,609   0.18%    82.7%     468,355   0.49%    2      14.30   Fleet Bank
One Park Place              1    Syracuse, NY    1983   293,414   1.35%    86.1%   3,902,143   4.09%   15      15.45   Hartford
                                                                                                                        Fire
                                                                                                                        Insurance
                          -------                     --------- ------   ------  ----------- ------- ----- --------
SUBTOTAL/WEIGHTED AVG.
NY OFFICE                   20                        1,394,905  6.40%    93.4%  $19,685,091  20.64%  102    $ 15.11
                          =======                     ========= ======   ======  =========== ======= ===== ========

TOTAL/WEIGHTED AVG.
OFFICE PROPERTIES           22                        1,514,633  6.95%    93.2%  $21,484,681  22.53%  122    $ 15.21
                          =======                     ========= ======   =====   ==========  ========= ====== ========

OTHER:
88 Mary Street              1    Patterson,                                                                            St. Joseph's
                                 NJ              1976   114,000  0.52%   100.0%  $   525,000   0.55%    1    $  4.61     Hospital
                          -------                    ----------  ------  ------  -----------  ------- ------ --------
GRAND TOTAL/WEIGHTED
AVERAGE                    125                       21,802,930 100.0%    93.9%  $95,373,794  100.0%  262    $  4.66
                          =======                    ========== ======   ======  ===========  ======= ====== ========

----------
(1) Annualized rent, as used throughout this report, represents the total contractual base rent under existing leases for the month ended December 31, 2001, before any abatements and excluding any expense reimbursements, multiplied by 12.

(2) Annualized rent per leased square foot, as used throughout this report, represents annualized rent, as described in footnote (1) above, divided by the square footage of the property.

(3)      These properties are owned by the CalEast Joint Venture.

(4)      This property was sold subsequent to December 31, 2001.

PRINCIPAL TENANTS

         The following table sets forth information regarding the leases with respect to the current ten (10) largest tenants at the Properties, based on the Annualized Rent to be received from such tenants as of December 31, 2001.

                                                                                                                 % OF TOTAL
                                                     TERM                     % OF TOTAL                         PORTFOLIO
                                                     REMAINING       SQUARE   PORTFOLIO        ANNUALIZED RENT   ANNUALIZED
          TENANT(1)                PROPERTY          IN MONTHS       FEET     SQUARE FEET          (IN 000'S)       RENT
         ----------               ------------       ----------    -------    -----------      --------------   ------------
 The Home Depot, Inc. (2)    66 Station Road            25          812,739        3.7%        $     3,251           3.4%
 Brightpoint, Inc.           6402 Corporate Drive
                             501 Airtech Drive        54-219        658,348        3.0%              2,811           2.9%
 Exel Logistics, Inc.        2404 Gettysburg Road
                             75 Pleasant View
                             811 Spangler Road
                             420 Salem Church Road     1-48         855,368        3.9%              2,733           2.9%
 Franklin Storage, Inc.      2294 Molly Pitcher
                             Highway
                             1465 Nitterhouse
                             Drive                    10-16         690,400        3.2%              2,715           2.8%
 APL Logistics, Inc.         400 Cabot Drive            49          585,510        2.7%              2,576           2.7%
 Herrod Distribution (3)     301-321 Herrod
                             Boulevard                  14          610,949        2.8%              2,291           2.4%
 Belkin Components, Inc.     558 Airtech Park           111         798,096        3.7%              2,291           2.4%
 Cosmetic Essence, Inc.      21 Cranbury Road           84          483,507        2.2%              1,987           2.1%
 Coca-Cola Bottlers of New   118 Moonachie
 Jersey (2)                                             37          243,751        1.1%              1,950           2.0%
 Poly-Foam International,    1311 Majestic Drive
 Inc                         1411 Majestic Drive
                             300 Enterprise Drive
                             600, 605 and 670
                             Hagerty Drive            83-148        669,871        3.1%              1,861           2.0%
                                                    ------------  ---------  ------------      -----------      ----------
 TOTAL/WEIGHTED AVERAGE                                 62        6,408,539       29.4         $    24,466          25.7%
                                                    ============  =========  =============     ===========      =========

----------

(1) This list is not intended to be representative of the Company's tenants as a whole.

(2) These properties are owned by the CalEast Joint Venture.

(3) This lease was renewed in January 2002. The renewal extended the expiration of this lease from March 2003 to February 2007.

LEASE EXPIRATIONS

     The following table sets forth the annual lease expirations and certain other information for leases existing at the Properties as of December 31, 2001 for the industrial and office portfolios (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

INDUSTRIAL PORTFOLIO

                                                                                               ANNUALIZED RENT
                                          SQUARE FOOTAGE    PERCENTAGE OF  ANNUALIZED RENT    PER LEASED SQUARE
      YEAR OF            NUMBER OF             OF            ANNUALIZED            OF          FOOT OF EXPIRING
  LEASE EXPIRATION    LEASES EXPIRING    EXPIRING LEASES     BASE RENT      EXPIRING LEASES       LEASES
  ----------------    ---------------    ---------------     ---------      ---------------   -----------------
        2002                 36              2,969,326          14.24%       $    10,448,629        $      3.52
        2003                 22              2,680,084          13.09%             9,604,069               3.58
        2004                 22              2,644,509          14.21%            10,428,364               3.94
        2005                 16              1,513,081           9.26%             6,793,138               4.49
        2006                  9              2,033,841          10.66%             7,817,283               3.84
        2007                  8              1,870,997          10.56%             7,749,048               4.14
        2008                  9              1,487,593           8.14%             5,975,408               4.02
        2009                  6              1,155,595           6.37%             4,676,493               4.05
        2010                  1                239,718           1.46%             1,070,330               4.46
        2011                  5              1,301,173           5.40%             3,958,992               3.04
        2014                  3                413,244           2.56%             1,881,696               4.55
        2018                  1                139,703           0.60%               441,462               3.16
        2019                  1                495,740           3.43%             2,519,201               5.08
                      ---------------    ---------------    -------------  -----------------  -----------------
  Total Industrial          139             18,944,604         100.00%       $    73,364,115        $      3.87
                      ===============    ===============    =============  =================  =================

OFFICE PORTFOLIO

                                                                                                  ANNUALIZED RENT
                                         SQUARE FOOTAGE    PERCENTAGE OF    ANNUALIZED RENT      PER LEASED SQUARE
      YEAR OF            NUMBER OF             OF            ANNUALIZED            OF            FOOT OF EXPIRING
  LEASE EXPIRATION    LEASES EXPIRING    EXPIRING LEASES     BASE RENT      EXPIRING LEASES           LEASES
  ----------------    ---------------    ---------------     ---------      ---------------      -----------------
        2002                 18                147,798          10.09%       $    2,221,341        $     15.03
        2003                 23                220,360          15.08%            3,319,293              15.06
        2004                 23                273,150          14.33%            3,153,261              11.54
        2005                 21                411,256          26.92%            5,925,201              14.41
        2006                 22                194,216          13.66%            3,007,265              15.48
        2007                  4                 46,148           3.51%              772,243              16.73
        2008                  3                122,580           8.20%            1,803,919              14.72
        2009                  1                  1,896           0.13%               28,440              15.00
        2010                  3                 41,594           3.02%              664,731              15.98
        2011                  3                 39,392           3.39%              747,173              18.97
        2013                  1                  1,078           0.09%               20,311              18.84
        2014                  1                 26,700           1.57%              346,503              12.98
                      ---------------    ---------------   -------------    ---------------      -----------------
    Total Office            123              1,526,168         100.00%       $   22,009,679        $     14.42
                      ===============    ===============   =============    ===============     =================

ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company nor the Properties are presently subject to any litigation, nor is the Company aware of any threatened litigation, which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Shares were traded on the American Stock Exchange ("AMEX") under the symbol "KTR" until May 9, 2001 when the Company become a registrant on the New York Stock Exchange ("NYSE") under the symbol "KTR". The high and low last sale prices as reported by the AMEX or the NYSE for each calendar quarter from January 1, 2000 to December 31, 2001 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:

                                                                          SALES PRICE
                                                               ----------------------------------
                                                                                                     DIVIDENDS
                                                                                                        PER
YEAR/QUARTER                                                      HIGH               LOW           COMMON SHARE
------------                                                      ----               ---           ------------
2001:
     1st Quarter .........................................       $ 14.12           $ 12.75          $    0.3100
     2nd Quarter .........................................       $ 13.60           $ 11.77          $    0.3100
     3rd Quarter .........................................       $ 14.24           $ 11.01          $    0.3200
     4th Quarter .........................................       $ 13.25           $ 11.78          $    0.3200

2000:
     1st Quarter .........................................       $ 15.38           $ 12.38          $    0.2950
     2nd Quarter .........................................       $ 13.75           $ 12.50          $    0.2950
     3rd Quarter .........................................       $ 14.44           $ 12.00          $    0.3100
     4th Quarter .........................................       $ 13.06           $ 12.31          $    0.3100

     As of December 31, 2001, the Company had 163 shareholders of record and believes that it has in excess of 4,800 beneficial shareholders.

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

     The Company issued 18,364 Common Shares during 2001 and 17,172 Common Shares during 2002, in aggregate, to its trustees as compensation for services provided to the Company in their capacity as members of the Board of Trustees during the period from the fourth quarter of 1999 through the fourth quarter of 2001.

ITEM 6. SELECTED AND SUMMARY FINANCIAL DATA.

     The following table sets forth selected financial data for the Company for each of the five years in the period ended December 31, 2001. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                                                          (IN 000'S, EXCEPT FOR PER SHARE DATA)
                                                                  YEARS ENDED DECEMBER 31,
                                          2001            2000          1999           1998            1997
                                       -----------    ------------   -----------    -----------    ------------
OPERATING DATA
Total revenue                          $   109,784    $    123,101   $    84,526    $    41,028    $      8,197
Property operating expenses                  8,923          10,696         8,580          5,111           2,736
Real estate taxes                            9,894          11,109         6,516          2,582             376
General and administrative expenses          7,983           7,523         6,698          1,880             732
Depreciation and amortization               24,520          21,128        16,359          6,911             909
Interest expense                            34,187          46,566        30,307         14,539           3,134
Provision for asset valuation                   --          11,300            --             --              --
Buy out of employment agreements,
  options and warrants                          --              --            --             --           3,203
                                       -----------    ------------   -----------    -----------    ------------
Total operating expenses                    85,507         108,322        68,460         31,023          11,090

Equity in income/(losses) from
  equity method investments                  1,123             (73)          (62)        (1,167)            404
Gains on sales of assets                     9,142              87         1,284         11,952           4,608
                                       -----------    ------------   -----------    -----------    ------------
Income before minority interest,
  extraordinary item and distributions
  to preferred unitholders and net
  income allocated to preferred
  shareholders                              34,542          14,793        17,288         20,790           2,119
Minority interest                           (5,650)           (649)       (5,592)        (9,342)           (876)
Extraordinary item-loss from debt
  extinguishment                            (2,466)             --            --           (220)             --
Distributions to preferred
  unitholders and net income allocated
  to preferred shareholders                (12,092)        (13,248)       (5,368)           (55)             --
                                       -----------    ------------   -----------    -----------    ------------
Net income allocated to common
  shareholders                         $    14,334    $        896   $     6,328    $    11,173    $      1,243
                                       ===========    ============   ===========    ===========    ============

Distributions paid on Common Shares    $    16,781    $     14,345   $     8,375    $     6,308    $        985
                                       ===========    ============   ===========    ===========    ============

PER SHARE DATA
Net income per Common Share before
   extraordinary item - basic          $      1.10    $       0.10   $      0.83    $      1.79    $       0.92
Net income per Common Share - basic    $      0.99    $       0.10   $      0.83    $      1.77    $       0.92
Net income per Common Share before
   extraordinary item - diluted        $      1.05    $       0.09   $      0.80    $      1.75    $       0.88
Net income per Common Share - diluted  $      0.93    $       0.09   $      0.80    $      1.73    $       0.88
Distributions paid per Common Share    $      1.26    $       1.21   $      1.12    $      0.97    $       0.87
Weighted average number of shares
   outstanding - basic EPS (1)          14,518,099       9,239,591     7,622,010      6,299,281       1,347,297
Weighted average number of shares
   outstanding - diluted EPS            21,410,023      16,898,872    14,810,817     11,908,761       2,404,004

                                                          (IN 000'S, EXCEPT FOR PER SHARE DATA)
                                                                  YEARS ENDED DECEMBER 31,
                                           2001           2000          1999           1998            1997
                                       -----------    ------------   -----------    -----------    ------------
OTHER DATA
Funds from Operations (2)              $    50,821    $     47,304   $    32,533    $    15,919    $      1,849
Cash flow provided from (used in):
   Operating activities                     45,788          43,305        35,902         16,020           2,098
   Investing activities                     16,755         (62,864)     (200,444)      (260,733)         (3,145)
   Financing activities                    (64,236)         19,083       165,439        230,288          17,377

BALANCE SHEET DATA
Undepreciated book value of real
   estate                              $   817,977    $    957,598   $   860,336    $   542,869    $    155,063
Net investment in real estate              770,785         917,040       837,940        536,002         152,108
Total assets                               827,513         962,687       875,076        558,974         180,955
Total liabilities                          455,591         638,753       543,415        356,225          89,662
Total minority interest                    109,090         157,005       145,931         95,705          39,364
Total shareholders' equity                 262,832         166,929       185,730        107,044          51,929

OTHER DATA
Total leaseable square footage of
   properties at end of year            21,802,930      20,397,410    18,652,284     11,928,620       2,418,590
Number of properties at the end of year        125             129           133             99              21
Percentage leased at end of year                94%             95%           99%            98%             95%

----------
(1) Basic weighted average number of shares includes only Common Shares outstanding during the year and the effect of any options outstanding which were dilutive and excludes OP Units.

(2) Funds from Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Effective January 1, 2000, NAREIT issued certain clarifications to its definition of FFO. The Company has adopted these clarifications as of January 1, 2000 and has retroactively restated FFO for all years presented in the table above in order to present FFO in accordance with these clarifications. Management believes the presentation of FFO is a useful disclosure as a general measure of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the risks associated with the construction and development of properties; the ability of a property to generate revenues sufficient to make principal payments on outstanding debt; outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company and interest rates under the Company's $125,000,000 senior unsecured revolving credit facility (the "Credit Facility") may increase.

OVERVIEW

     The Company has achieved significant growth since the transactions that occurred in December 1997, which resulted in the reorganization of the Company as a real estate investment trust ("REIT") focused primarily on the acquisition and development of industrial properties and to a lesser extent office properties. In 2001, the Company continued on its strategic plan to expand its industrial "big-box" warehouse portfolio in its core markets of Central/Northern New Jersey, Central Pennsylvania and Indianapolis, Indiana while selling non-core industrial and office properties. At December 31, 2001, the Company owned interests in 125 properties which aggregated 21.8 million square feet consisting of 102 or 20.2 million square feet of industrial properties, 22 or 1.5 million square feet of office properties and an investment in a direct financing lease.

2001 HIGHLIGHTS

The significant highlights of 2001 were as follows:

    - Completed the sale of 3.5 million square feet or $195 million of industrial properties, including the $104 million of properties sold to the CalEast Joint Venture, and 853,823 square feet or $93 million of office properties at a net aggregate gain of $9.1 million. This resulted in the Company's owned office square footage decreasing by 38% from 2.4 million square feet at December 31, 2000 to 1.5 million at December 31, 2001.
    - In March 2001, completed the formation of the CalEast Joint Venture and seeded the venture with $104 million of industrial assets. The purpose of this venture is to acquire $300 million of industrial assets in New Jersey.
    - Acquired 3.7 million square feet or $134 million of industrial properties in its core markets, including 812,739 square feet or $32 million acquired by the CalEast Joint Venture, thereby increasing the square footage of industrial assets owned in its core markets by approximately 19% from 12.0 million square feet at December 31, 2000 to
       14.3 million square feet at December 31, 2001.
    - Completed the construction of approximately 1.4 million square feet of big box, industrial facilities at an aggregate cost of approximately $47 million and leased approximately 56% of this space.
    -  Raised $124 million of common equity through the sale of an aggregate of
       10.4 million shares in two offerings in April and August of 2001. The net proceeds of these offerings were used to repurchase $40 million of preferred equity and 2.9 million Common Shares and OP Units and to repay approximately $56 million of debt.
    - Reduced the Company's debt to undepreciated assets and debt to market capitalization ratios from 61.5% and 63.3% at December 31, 2000, respectively, to 49.7 % and 50.6% at December 31, 2001.
    - Reduced the Convertible Preferred Stock and Convertible Preferred Units component of the Company's equity from $140 million to $100 million or by 29% during 2001. Improved interest and fixed charge coverage ratios from
       2.0 and 1.5 for the fourth quarter of December 31, 2000, respectively, to
       2.8 and 2.1 for the quarter ended December 31, 2001, respectively.
    - In December 2001, replaced the Company's $150 million secured revolving credit facility with the $125 million unsecured Credit Facility, which matures in December 2004.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net income for the year ended December 31, 2001 was $14.3 million or $.93 per diluted share compared to net income of $896,000 or $.09 per diluted share for 2000. The increase in net income was attributed to the $11.3 million asset valuation provision recorded in 2000 for certain properties which the Company sold in January 2001 and the $9.1 million in gains recorded in 2001 from other property sales. Excluding the impact of the asset valuation provision recorded in 2000, asset sales in both 2001 and 2000, the extraordinary item recorded in 2001 and the $2.7 million catch-up depreciation adjustment, discussed below, net income for the year ended December 31, 2001 would have been $11.5 million or $.75 per diluted share as compared to net income of $7.4 million or $.76 per diluted share for 2000.

     Revenues decreased by $13.3 million, or 10.8%, to $109.8 million from $123.1 million for the year ended December 31, 2001 as compared to 2000, primarily as a result of $288 million of property dispositions in 2001.

     Property operating expenses and real estate tax expense in aggregate decreased by $3.0 million or 13.7% as compared to 2000 primarily as a result of property dispositions. Operating margins (revenue less property operating expenses and real estate tax expenses) for 2001 were 82.9% and were slightly higher than 2000's operating margins of 82.3% primarily as a result of the Company's increased ownership of industrial properties which carry a higher operating margin.

     General and administrative expenses increased by approximately $500,000 or 6.7%, to $8.0 million in 2001 from $7.5 million in 2000. This increase was primarily a result of the Company's writeoff of approximately $300,000 of costs for development projects and other transactions in which the Company decided not to proceed.

     Depreciation and amortization increased by $3.4 million or 16%, to $24.5 million in 2001 as compared to $21.1 million in 2000, primarily as a result of a cumulative catch up depreciation adjustment of $2.7 million recorded in the first quarter of 2001 for assets held for sale which were placed back in service as operating assets in the first quarter of 2001. Increases in the amortization of tenant improvements and deferred leasing costs in 2001 were generally offset by decreased depreciation charges as a result of property dispositions in 2001.

     Interest expense decreased to $34.2 million in 2001 from $46.6 million in 2000, a decrease of $12.4 million or 27%. This decrease is primarily the result of asset sales, the decrease in the variable interest rate for the Credit Facility which accounted for approximately $2.1 million of this decrease, and the Company's April 30, 2001 Common Share offering which resulted in the repayment of approximately $56 million in Credit Facility and other mortgage debt.

     Equity in income from the Company's joint venture investments was $1.1 million in 2001 as compared to a loss of $73,000 in 2000. This increase in earnings from equity method investments is a result of the 3 Points Joint Venture in Airtech Park which was completed and occupied in the first quarter of 2001, in addition to the CalEast Joint Venture which began in March 2001.

     Gains on sales of assets increased to approximately $9.1 million in 2001 from $87,000 in 2000. This increase is a result of 27 properties that were sold in 2001 at aggregate selling price of $288 million compared to the sales of 12 properties for an aggregate selling price of $50 million in 2000. The majority of the gain recorded in 2001 is the result of the sale of the 200 Industrial facility located in Teterboro, New Jersey in September 2001 which resulted in a gain of $9.6 million.

SEGMENTS

     Revenue and property level operating income in the industrial and office segments declined by $7.9 million and $6.7 million, or 9.7% and 16.4%, respectively, from 2000. These decreases were offset by an increase of $1.4 million in other income as a result of increases in interest income from uninvested proceeds from asset sales, fees from the CalEast Joint Venture and reimbursements from the Management Company.

     The decrease in revenue and property net operating income in the industrial segment during 2001 in comparison to 2000 is a result of the Company's asset sales in 2001 and in the latter half of 2000 and decreased occupancy in certain markets. The primary reason for the decrease in revenue and property level net operating income in the industrial segment was a result of the sale of assets in New Jersey to the CalEast Joint Venture in March 2001. The Indiana industrial segment realized a 27% increase in net operating income for 2001 as compared to 2000 primarily as a result of lease termination income. Decreases in revenue and property level operating income in 2001 in the Ohio, Pennsylvania, New York and South Carolina industrial markets are primarily the result of decreased occupancy in 2001. Property level operating margins in the industrial segment (excluding interest expense, general and administrative expense, and depreciation expense), were 88.5% for 2001 and 87.7% in 2000.

     The decrease in revenue and property level net operating income in the office segment is primarily the result of sales of four of the Properties in the Pennsylvania office segment in January 2001 along with the sale of the New Jersey office assets in November 2001. Revenues and property level net operating income decreased in the New York office segment as a result of a decrease in economic occupancy to 95.4% from 96.9% in 2000.

SAME STORE PROPERTIES

     The Same Store Properties, which are properties owned since September 30, 2000, consist of 85 industrial and 22 office properties aggregating approximately 18.0 million square feet. The property level operating income from the Same Store Properties represented approximately 83.0% of the Company's overall property level net operating income for the year ended December 31, 2001. The Company considers its Core Same Store Properties to be its same store industrial properties located within the New Jersey, Pennsylvania and Indiana markets. The Company considers all other same store properties to be Non-Core Same Store Properties. The Company has 36 Core Same Store Properties which aggregate approximately 10.6 million square feet and represent approximately 42.2% of the Company's property level net operating income for the year ended December 31, 2001.

         Set forth below is a schedule comparing the cash basis property level net operating income (without straight line rental income) for the Same Store Properties for the years ended December 31, 2001 and 2000 (Dollars in 000's).

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                              -------------------------------------------
                                                  2001          2000         % CHANGE
                                              -----------  --------------  --------------
ALL SAME STORE PROPERTIES
Revenue
     Rental revenue                           $    81,637   $    82,550         (1.1%)
     Tenant reimbursements                         11,877        11,593          2.4%
                                              -----------   -----------    -----------
Total rental revenue                          $    93,514   $    94,143         (0.7%)
                                              ===========   ===========    ===========
Operating Expenses
     Property operating expenses              $     8,774   $     8,291          5.8%
     Real estate taxes                              9,212         8,770          5.0%
                                              -----------   -----------    -----------
Total operating expenses                      $    17,986   $    17,061          5.4%
                                              -----------   -----------    -----------
Net operating income                          $    75,528   $    77,082         (2.0%)
                                              ===========   ===========    ===========

Physical occupancy at year end                       93.1%         95.0%        (1.9%)
                                              ===========   ===========    ===========
Economic occupancy                                   94.2%         97.0%        (2.8%)
                                              ===========   ===========    ===========

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                              -------------------------------------------
                                                  2001          2000         % CHANGE
                                              ---------------------------- --------------
CORE SAME STORE PROPERTIES
Revenue
     Rental revenue                           $    38,551   $    37,600          2.5%
     Tenant reimbursements                          5,230         4,959          5.5%
                                              -----------   -----------    -----------
Total rental revenue                          $    43,781   $    42,559          2.9%
                                              ===========   ===========    ===========
Operating Expenses
     Property operating expenses              $     1,254   $     1,135         10.5%
     Real estate taxes                              4,112         3,923          4.8%
                                              -----------   -----------    -----------
Total operating Expenses                      $     5,366   $     5,058          6.1%
                                              -----------   -----------    -----------
Net operating income                          $    38,415   $    37,501          2.4%
                                              ===========   ===========    ===========

Physical occupancy at year end                       97.1%         98.0%        (0.9%)
                                              ===========   ===========    ===========
Economic occupancy                                   98.1%         99.6%        (1.5%)
                                              ===========   ===========    ===========

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                              -------------------------------------------
                                                  2001          2000         % CHANGE
                                              -----------  --------------  --------------
NON-CORE SAME STORE PROPERTIES
Revenue
     Rental revenue                           $    43,086   $    44,950         (4.1%)
     Tenant reimbursements                          6,647         6,634          0.2%
                                              -----------   -----------    -----------
Total rental  revenue                         $    49,733   $    51,584         (3.6%)
                                              ===========   ===========    ===========
Operating Expenses
     Property operating expenses              $     7,520   $     7,156          5.1%
     Real estate taxes                              5,100         4,847          5.2%
                                              -----------   -----------    -----------
Total  operating expenses                     $    12,620   $    12,003          5.2%
                                              -----------   -----------    -----------
Net operating income                          $    37,113   $    39,581         (6.2%)
                                              ===========   ===========    ===========

Physical occupancy at year end                       86.6%         89.1%        (2.5%)
                                              ===========   ===========    ===========
Economic occupancy                                   91.0%         95.0%        (4.0%)
                                              ===========   ===========    ===========

     Property level net operating income for the year ended December 31, 2001 for the Same Store Properties decreased to approximately $75.5 million from $77.1 million at December 31, 2000. This overall decrease of approximately $1.6 million or 2.0% is primarily due to a decrease in rental revenue of approximately 0.7% and an increase in operating expenses of 5.4%. Rent revenue, before reimbursement revenue, decreased by $913,000 or 1.1% during the period, as a result of a 2.8% decrease in economic occupancy, from 97.0% in 2000 to 94.2% in 2001. This decrease in economic occupancy is primarily related to the South Carolina, Ohio, Pennsylvania and New York industrial properties and two New York office properties. Operating expenses for the Same Store Properties increased by approximately $925,000 or 5.4%. This increase was primarily related to increases in repair and maintenance expenses, increased utility costs due to the expiration of certain abatements in the New York office properties, and costs associated with increased vacancy. Certain of these cost increases in operating expenses were reimbursed by the respective industrial tenants and only partially reimbursed by office tenants as a result of certain tenants whose operating expense base years were re-set upon renewals.

     The net operating income in the Core Same Store Properties increased by approximately $914,000 or 2.4% as a result of a $1.2 million or 2.9% increase in rental revenue which was offset by a 6.1% increase in operating expenses. The increase in rent revenue was net of a 1.5% decrease in economic occupancy in these properties. If occupancy for these properties was consistent with 2000, the Same Store results for the Core Same Store Properties would have increased by 4.0%. The increase in rental revenue was primarily related to properties in the New Jersey market and the decrease in occupancy was primarily related to 1440 Sheffler Drive, which is located in the Pennsylvania market, which has been only 50% occupied since April 2001. The increase in operating expenses is primarily the result of increased vacancy which accounted for 18% of the total increase in operating expenses over 2000.

     The net operating income in the Non-Core Same Store Properties decreased by approximately $2.5 million or 6.2% as a result of a $1.9 million or 3.6% decrease in rental revenue and a $617,000 or 5.2% increase in property operating expenses. The decrease in rental revenue was a result of a 4.0% decrease in economic occupancy as a result of vacancy in the South Carolina properties, the Square Drive property in Ohio, the Steelway Boulevard industrial property in New York and two New York office properties. If economic occupancy for these properties was consistent with 2000, Same Store results for the Non-Core Same Store Properties would have decreased by 1.4%. The 5.1% increase in operating expenses was a result of increases in repair and maintenance expenses and utility costs, as a result of the expiration of abatements, in the New York office properties. A portion of these increases in operating expenses was reimbursed by tenants.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net income for the year ended December 31, 2000 was $896,000 or $.09 per diluted share compared with net income of $6.3 million or $.80 per diluted share for 1999. The decrease in net income was attributed to the $11.3 million asset valuation provision recorded in the third quarter of 2000 related to certain properties which the Company was marketing for sale. During 1999 the Company recorded a gain from an asset sale of $1.3 million as compared to gains on asset sales of $87,000 in 2000. Excluding the impact of asset sales and the asset valuation provision recorded in 2000, net income for the year ended December 31, 2000 would have been $7.4 million or $.76 per diluted share as compared to net income of $5.6 million or $.72 per diluted share for 1999. This increase in income before asset sales and the asset valuation provision is a result of acquisition activity in the third quarter of 1999 and during 2000 which primarily consisted of the RMIT portfolio.

     Revenues increased to $123.1 million from $84.5 million, or by $38.6 million, or 45.7% for the year ended December 31, 2000 as compared to 1999 as a result of property acquisitions in 2000 and the third quarter of 1999. In addition, straight line rental income increased by approximately $1.9 million, from $1.9 million in 1999 to $3.8 million in 2000.

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

     Interest expense increased to $46.6 million in 2000 from $30.3 million in 1999, an increase of $16.3 million or 53.8%, primarily as a result of additional indebtedness incurred to finance the Company's acquisitions in 2000 and the third quarter of 1999. In addition, a 1.50% increase in the average interest rate for the Company's Credit Facility during 2000, as compared to 1999, resulted in an increase in interest expense of approximately $2.0 million during 2000 as the average interest rate under the Credit Facility was 8.7% in 2000 and 7.2% in 1999. This increase was offset by increased capitalization of interest expense of approximately $1.9 million, from $513,000 in 1999 to $2.4 million in 2000, due to increased investments in development projects.

     Equity in losses from the Company's equity method investment in the Management Company was a loss of $73,000 in 2000 as compared to a loss of $62,000 in 1999.

     Gains on sales of assets decreased by approximately $1.2 million to $87,000 in 2000 from $1.3 million in 1999.

SEGMENTS

     Revenues and property net operating income increased over 70% in the industrial segment during 2000 in comparison to 1999 as a result of the Company's acquisition activity in 2000 and in the third quarter of 1999. The square footage owned in the industrial segment increased by approximately 68.9% since June 30, 1999 (from 10.6 million square feet at June 30, 1999 to 17.9 million square feet at December 31, 2000). The largest portion of this increase in revenues and net operating income was related to the New Jersey industrial segment as a result of the RMIT acquisition in September 1999 and the second phase of this transaction which was completed in May 2000. Operating margins, after operating expenses, real estate tax expense, and depreciation expense, were 65.2% for 2000 and were consistent with 1999 during which operating margins were also 65.2%.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Net cash provided by operating activities was $45.8 million in 2001 as compared to $43.3 million in 2000, an increase of 5.7%. This represents the Company's primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company's properties.

     Net cash provided by investing activities was $16.8 million in 2001 as compared to net cash used in 2000 of $62.9 million. The increase in cash provided is primarily the result of increased sales of assets in 2001 as compared to 2000. The net proceeds from asset sales in 2001 and 2000 were $157.8 million and $49.4 million, respectively.

     Net cash used in financing activities in 2001 was $64.2 million as compared to net cash provided by financing activities in 2000 of $19.1 million. The increase in net cash used in 2001 as compared to 2000 is a result of increased debt repayments as a result of the increase in asset sales.

CAPITALIZATION

STOCK AND OP UNIT ISSUANCES

     In 2001, the Company issued $126 million, in aggregate, for Common Share offerings and OP Unit issuances which were used to fund repurchases of outstanding equity securities of the Company and to reduce outstanding debt. These proceeds were generated from the following offerings:

     - In April 2001, the Company issued 7.5 million Common Shares priced at $12.20 per share. The $86 million in net proceeds from this offering were used to pay down the Credit Facility and other debt by $56 million, and to repurchase 1.7 million Common Shares and 765,807 OP Units from Crescent Real Estate Equities, Inc.

     - In June 2001, the Operating Partnership issued $650,000 in OP Units at $15.45 per OP Unit, as consideration for a 50% interest in a joint venture which constructed an 800,000 square foot distribution facility at Airtech Park in Indianapolis, Indiana.

     - In August 2001, the Company issued 2.5 million Common Shares at a price of $13.65 per share. The net proceeds of $32.2 million were used to repurchase all of its Series B convertible preferred shares and all of the Series C preferred units owned by affiliates of Reckson Associates Realty Corp. ("Reckson"). Scott Rechler, a trustee of the Company, is Co-Chief Executive Officer of Reckson. In September 2001 the underwriter exercised the overallotment option on this offering for an additional 375,000 Common Shares at $13.65 per share. The net proceeds from the overallotment were used to repurchase 375,000 Common Shares from affiliates of Francesco Galesi, a trustee of the Company, at a price of $12.75 per share.

CREDIT FACILITY AND OTHER DEBT

     In December 2001, the Company entered into a three-year $125 million unsecured credit facility (the "Credit Facility") with a group of commercial lenders led by Wells Fargo Bank, N.A. This facility replaced the $150 million secured facility which was scheduled to mature in April 2002. This Credit Facility can be used to fund acquisitions, capital improvements, development activities and working capital needs. The Credit Facility bears interest at a variable rate at the Company's option of either LIBOR plus 1.625% or the prime rate. The LIBOR interest rate is based on a sliding scale based on the Company's leverage. The scale ranges from LIBOR + 1.35% to LIBOR + 1.875%. The Company's outstanding borrowings under this Credit Facility were $93.0 million at December 31, 2001 at an interest rate of 3.56%. The Company may also issue letters of credit under the Credit Facility for up to 10% of the total facility amount.

     As of December 31, 2001, the Company had approximately $321.7 million of fixed rate mortgage notes outstanding, at a weighted average interest rate of 7.8% and at a weighted average maturity of 5.4 years. Approximately $20.7 million of this mortgage debt is scheduled to mature in 2002. At December 31, 2001, the Company's Total Market Capitalization was approximately $859.6 million and the Company's consolidated debt to undepreciated assets ratio was 49.7%, as compared to a market capitalization of $973.6 million and a consolidated debt to undepreciated assets ratio of 61.5% at December 31, 2000.

SHORT AND LONG-TERM LIQUIDITY

     Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company also has a commitment to fund approximately $12 million of additional equity to the CalEast Joint Venture. This equity will be funded as the joint venture acquires additional properties. The Company jointly and severally guaranteed a $15.5 million recourse contruction loan of 4 Points Associates, LLC, a joint venture with Browning Investments, Inc., which is constructing an 800,000 square foot distribution facility in Airtech Park in Indianapolis, Indiana. In connection with the development of Airtech Park, the Company has also guaranteed a $3.0 million land development loan of a Browning affiliate for certain site improvements to Airtech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. In 2001, the Company consummated sales of 27 properties for $288.0 million. The Company believes all of the sources discussed above will be available in 2002 in order to fund short-term liquidity needs.

     During 2001 and 2000, the Company paid recurring distributions to common shareholders and unitholders totaling $1.26 and $1.21 per Common Share or OP Unit, respectively, which aggregated $25.6 million and $20.3 million, respectively.

     The Company's long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of its office and certain non-core industrial assets, and (iii) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of December 31, 2001, the Company has issued approximately $150.5 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Effective January 1, 2001, NAREIT issued certain clarifications to its definition of FFO. The Company has adopted these clarifications as of January 1, 2000 and has retroactively restated FFO for 1999 as presented in the tables below.

     Management believes the presentation of FFO and Funds Available for Distribution ("FAD") are useful disclosures as general measures of its performance in the real estate industry, although the Company's FFO and FAD may not necessarily be comparable to similarly titled measures of performance for other REITs. FFO and FAD do not represent cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FAD is defined as FFO less non-revenue producing capital expenditures, tenant improvements, leasing commissions and straight-line rent adjustments plus amortization of deferred financing costs and non-cash compensation charges.

     FFO, FAD and cash flow information for each of the three years in the period ended December 31, 2001, are summarized in the following tables (in 000's):

                                                       2001               2000             1999(1)
                                                       ----               ----             -------
FUNDS FROM OPERATIONS: (UNAUDITED)
----------------------------------------------
Income before distributions to preferred
  unitholders, minority interest of unitholders in
  Operating Partnership, extraordinary item and
  income allocated to preferred shareholders....   $     34,542       $     14,793      $     17,288
(Less) Plus:
  Provision for asset revaluation ..............             --             11,300                --
  Gains on sales of real estate.................         (9,142)               (87)           (1,284)

  Depreciation and amortization related to
      real estate...............................         24,520             21,128            16,359
  Depreciation and amortization related to Joint
     Ventures and Equity method Investments.                901                170               170
                                                   ------------       ------------      ------------
Funds from Operations                              $     50,821       $     47,304      $     32,533
                                                   ============       ============      ============

(1) FFO was restated in accordance with NAREIT's clarification of the FFO definition which was effective January 1, 2000.

                                                       2001               2000               1999
                                                       ----               ----               ----
FUNDS AVAILABLE FOR DISTRIBUTION: (UNAUDITED)
Funds from Operations.........................     $     50,821       $     47,304      $     32,533
Capitalized expenditures......................           (1,670)              (981)           (1,074)
Tenant improvements...........................           (2,037)            (2,888)           (2,070)
Leasing commissions...........................           (2,289)            (3,127)           (2,097)
Amortization of deferred financing costs......            1,789              1,798             1,473
Amortization of restricted stock awards.......               --                261               274
Straight line rent adjustments................           (2,960)            (3,828)           (1,866)
                                                   ------------       -----------       ------------
Funds Available for Distribution..............     $     43,654       $     38,539      $     27,173
                                                   ============       ============      ============

CASH FLOW INFORMATION:
Cash flow provided by operating activities...      $     45,788       $     43,305      $     35,902
Cash flow provided by investing activities...            16,755            (62,864)         (200,444)
Cash flow used in financing activities.......           (64,236)            19,083           165,439
                                                   ------------       ------------      ------------
Net (decrease) increase in cash and cash
   equivalents...............................      $     (1,693)      $       (476)     $        897
                                                   ============       =============     ============

Weighted average number of Common Shares and
   Units and Preferred Shares and Units -
   diluted(1)                                        29,261,054         25,495,601        18,363,330
                                                   ============       ============      ============

----------

(1) For 2001, 2000 and 1999, this diluted share amount differs from the amount used for earnings per share ("EPS") as it includes the Common Share equivalents issuable upon conversion of Convertible Preferred Units and Convertible Preferred Stock which are anti-dilutive for EPS reporting and dilutive for FFO reporting.

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

CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and operating results and require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to determine if an impairment loss should be recognized. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets that were not previously recorded.

REVENUE RECOGNITION

     The Company's revenue is derived from rental income under leases that are classified as operating leases. Revenue is recognized on the accrual basis of accounting in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." If the rental income under the lease is in excess of one year in length, it is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Reimbursements from tenants for expenses are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance, which is generally for periods not longer than one year. Deferred revenue is recognized as revenue when amounts are earned under the terms of the Company's leases with its tenants.

IMPACT OF RECENT ACCOUNTING STANDARDS

     See Note 2 to the 2001 consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other variable rate debt obligations represented approximately 26% of debt outstanding as of December 31, 2001. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.8% and 5.4 years, respectively, at December 31, 2001. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rates on the maturing debt. The following table summarizes the Company's five-year debt maturities at December 31, 2001 and the weighted average interest rates associated with the maturing debt in each respective year, excluding the impact of any debt premiums which were initially recorded.

                                         2002             2003            2004              2005            2006
                                         ----             ----            ----              ----            ----
Maturing Debt (in 000's)              $    20,730       $   6,466       $132,722(1)      $   22,791      $   22,018
Weighted Average Interest Rate               9.46%           8.50%          7.24%              8.10%           7.71%

----------
(1) Includes the Credit Facility which had an outstanding balance of $93.0 million at December 31, 2001 and matures December 21, 2004.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during 2001, the Company's interest expense would have been increased or decreased by approximately $900,000. Approximately $20.7 million of the Company's debt, including approximately $8.8 million of fixed rate debt which has a weighted average interest rate of 9.5%, matures in 2002. The Company currently intends to refinance these maturing obligations in 2002. If interest rates for this $8.8 million of fixed rate debt maturing and to be refinanced in 2002 are 100 basis points higher or lower than the current rate of 9.5%, the Company's interest expense would be increased or decreased by approximately $88,000.

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure. As of December 31, 2001, the Company does not have any derivative investments related to interest rate management.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is incorporated by reference from the proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is incorporated by reference from the proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item is incorporated by reference from the proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is incorporated by reference from the proxy statement for the 2002 Annual Meeting of Shareholders.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      The following consolidated financial statements of Keystone Property Trust are included in Item 8.

(a) 1. REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENTS.

          Consolidated Balance Sheets as of December 31, 2001 and 2000.

          Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

          Notes to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES.

               - Schedule II - Valuation and Qualifying Accounts as of December
                 31, 2001 for Keystone Property Trust.

               - Schedule III - Real Estate and Accumulated Depreciation for the
                 three years in the period ended December 31, 2001 for Keystone Property Trust.

(b) Reports on Form 8-K:

               - A Current Report on Form 8-K dated October 30, 2001 was filed on October 30, 2001 (reporting under Items 7 and 9) regarding the Company's third quarter 2001 supplemental information.

               - A Current Report on Form 8-K dated December 20, 2001 was filed on January 4, 2002 including financial statements (reporting under Items 2, 5 and 7) regarding the acquisition of a portfolio of 11 warehouse buildings in Allentown, Pennsylvania and the refinancing of a new unsecured $125 million credit facility.

               - A Current Report on Form 8-K dated February 5, 2002 was filed on February 5, 2002 (reporting under Items 7 and 9) regarding the Company's fourth quarter 2001 supplemental information.

               - A Current Report on Form 8-K/A dated March 5, 2002 was filed on
                 March 5, 2002 (reporting under Item 7) related to the Company's acquisition of the Westpark Portfolio in December 2001.

(c) Exhibits.

         3 (a) Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

           (b) Certificate of Correction to Declaration of Trust (Incorporated by reference to Exhibit 3(k) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

           (c) Articles Supplementary Reclassifying Series A Convertible Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series.(Incorporated by reference 3(l) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

           (d) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series B Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of Such Series.

           (e) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series C Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of Such Series. (Incorporated by reference 3(f) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

           (f) Partnership Unit Designation of Series A Convertible Preferred Units. (Incorporated by reference to Exhibit 3(i) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

           (g) Partnership Unit Designation of Series B Convertible Preferred Units. (Incorporated by reference to Exhibit 3(j) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

           (h) Partnership Unit Designation of Series C Convertible Preferred Units. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

           (i) Partnership Unit Designation of Series D Convertible Preferred Units. (Incorporated by reference to Exhibit 3(k) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

           (j) Partnership Unit Designation of Series E Convertible Preferred Units. (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

           (k) Partnership Unit Designation of Series F Convertible Preferred Units. (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

           (l) By-laws of the Registrant. (Incorporated by reference to Exhibit 3(b) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

         4 (a) Specimen Certificate for Common Shares. (Incorporated by reference to Exhibit 4(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)
           (b) Specimen Certificate for Convertible Preferred Stock.

               (Incorporated by reference to Exhibit 4(b) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

        10 (a) Amended and Restated Agreement of Limited Partnership of
               Keystone Operating Partnership, L. P. (Incorporated by reference to Exhibit 10(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

           (b) McBride Contribution Agreement between American Real Estate Investment Corporation, American Real Estate Investment, L.P, and The Other Parties Listed on the Signature Pages of the Agreement. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on August 20, 1997.)

           (c) Registration Rights Agreement between American Real Estate Investment Corporation and Morgan Stanley Asset Management, Inc. (as attorney-in-fact for the purchasers named therein). (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998.)

           (d) Contribution Agreement between American Real Estate Investment, L.P., American Real Estate Investment Corporation and Pioneer Properties Company of Clinton Square, Waterfront Associates, Pioneer Indigo One Company, Pioneer Franklin Square Company, 1045 James Street Company, Pioneer Apollo Drive Company, Pioneer Park One Company, Pioneer Clinton Street Company, Pioneer Maltbie Company, 5010 Campuswood Company, 5015 Campuswood Company, 400 West Division Company, Pioneer Day Care Company, and Pioneer Management Services Company, LLC. (Incorporated by reference to
               Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998.)

           (e) Promissory Note between American DE/SPE, LLC Virginia Street Associates Limited Partnership and Column Financial, Inc. for $65,500,000. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

           (f) Amended and Restated Promissory Note between American DE/SPE2, LLC, American DE/SPE4, L.P., and Column Financial, Inc. for $29,400,000. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.)

           (g) Registration Rights Agreement between Keystone Property Trust and AEW Targeted Securities Fund, L.P. (Incorporated by reference to Exhibit 10.9 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

           (h) Keystone Property Trust Amended and Restated 1993 Omnibus Incentive Plan. (Incorporated by reference to Exhibit A of our Proxy Statement filed with the Commission on November 24, 1999.)

           (i) Registration Rights Agreement dated September 27, 1999, by and between Reckson Morris Industrial Trust and Keystone Property Trust. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

           (j) Registration Rights Agreement, dated September 27, 1999, by and between Robert Morris, Joseph D. Morris, Ronald Schram,
               Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith Morris Trust, Joseph D. Morris Family Limited Partnership, Robert Morris Family Limited Partnership and Keystone Property Trust. (Incorporated by reference to
               Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.)

           (k) Contribution and Exchange Agreement, dated as of August 6, 1999 by and between Reckson Operating Partnership L.P., Reckson Morris Industrial Trust, Reckson Morris Industrial Interim GP, LLC, Robert Morris, Joseph D. Morris, Ronald Schram, Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith Morris Trust, The Joseph D. Morris Family Limited Partnership, and The Robert Morris Family Limited Partnership and Keystone Operating Partnership L.P., and Keystone Property Trust. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 20, 1999.)

           (l) Agreement of Transfer and Contribution of Partnership Interest in 21 Roadway, L.P. by and among PSPI, Inc. and Jeffrey E. Kelter, John B. Begier, Charles C. Lee, J. Harold Shannon, and Stephen J. Butte and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 1999.)

           (m) Employment Agreement dated as of July 1, 2000 between Keystone Property Trust and Jeffrey E. Kelter. (Incorporated by reference to Exhibit 10 (aa) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

           (n) Employment Agreement dated as of July 1, 2000 between Keystone Property Trust and Stephen J. Butte. (Incorporated by reference to Exhibit 10 (bb) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

           (o) Employment Agreement dated as of July 1, 2000 between Keystone Property Trust and Charles C. Lee, Jr. (Incorporated by reference to Exhibit 10 (cc) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

           (p) Employment Agreement dated as of December 1, 2000 between Keystone Property Trust and Robert F. Savage, Jr. (Incorporated by reference to Exhibit 10 (dd) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

           (q) Limited Liability Company Agreement of Keystone New Jersey Associates, LLC dated as of January 31, 2001, by and between Keystone Operating Partnership, L.P. and CalEast Industrial Investors, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 5, 2001.)

           (r) Stock Purchase Agreement, dated as of April 16, 2001 by and between Crescent Real Estate Equities Limited Partnership, a Delaware limited partnership, and Keystone Property Trust, a Maryland real estate investment trust. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 19, 2001.)

           (s) Employment Agreement dated July 1, 2000 between Keystone
               Property Trust and John B. Begier (Incorporated by reference to
               Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.)

           (t) Employment Agreement dated October 1, 2001 between Keystone Property Trust and Timothy A. Peterson. (1)

           (u) Keystone Property Trust 1994 Non-Employee Stock Option Plan (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.)

           (v) Stock Purchase Agreement, dated as of August 21, 2001, by and between Keystone Property Trust, a Maryland real estate investment trust, Reckson Operating Partnership, L.P., a Delaware limited partnership, and Reckson Construction Group, Inc., a New York corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 27, 2001.)

           (w) Purchase and Sale Agreement, dated as of September 6, 2001, by and between Keystone Property Trust, a Maryland real estate investment trust, Equinox Equities, Inc., a Vermont corporation, Northeastern Industrial Park, Inc., a New York corporation, and Eastwick Development Corporation, a New York corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 6, 2001.)

           (x) Credit Agreement dated as of December 21, 2001 by and among Keystone Operating Partnership, L.P., Keystone Property Trust, Chevy Chase Bank, Key Bank, LaSalle Bank, Mellon Bank, U.S. Bank, First Union National Bank as syndication agent, The Bank of New York as documentation agent, and Wells Fargo Bank, National Association, as agent. 99.1 Press Release dated December 27, 2001. 99.2 Press Release dated December 28, 2001. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 4, 2002.)

           (y) Agreement of Sale dated December 20, 2001, by and between Westpark Acquisition Company, Inc. and 6813 Ruppsville Road Realty Holding Company (collectively, Seller), and Keystone Operating Partnership, L.P. (Buyer). (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on March 5, 2002.)

           (z) Agreement of Sale dated April 5, 2001 by and among FLIP/BRE II, INC., a New Jersey corporation, MBP/BRE, L.L.C., a New Jersey limited liability company, OIP/BRE, L.L.C., a New Jersey limited liability company, and NJA/BRE, L.L.C., a New Jersey limited liability company (Seller), and CK Bergen Associates, L.L.C., a New Jersey limited liability company (Buyer).(1)

          (aa) Agreement of Sale dated April 5, 2001 by and between New Jersey Associates, a New Jersey General Partnership (Seller) and Fawn Realty L.L.C., a New Jersey Limited Liability Company (Buyer).
               (1)

          (bb) Agreement by and among New Jersey Associates, FLIP/BRE II, Inc., MBP/BRE, L.L.C., OIP/BRE, L.L.C., and NJA/BRE, L.L.C., collectively as Seller, and Fawn Realty L.L.C., and CK Bergen Associates, L.L.C., collectively as Buyer. (1)

       99      Letter to the Commission pursuant to Temporary Note 3T to
               Article 3 of Regulation S-X. (1)


(1) Filed herewith.

21.1 SUBSIDIARIES OF THE REGISTRANT: The Registrant has subsidiaries carrying on the same line of business as the Registrant as follows:

                                                                                STATE OF
                                                                             INCORPORATION/
NAME                                                                          ORGANIZATION
----                                                                   --------------------------
Keystone Operating Partnership, L.P.                                           Delaware
Virginia Street Associates Limited Partnership                                 Colorado
American Quadrangles Partners, L.P.                                            Delaware
American Sedona Partners, L.P.                                                 Colorado
American Quadrangles Corp.                                                     Delaware
American Sedona Corp.                                                          Colorado
RROP, LLC                                                                     New Jersey
McBride Properties                                                            New Jersey
New Jersey Associates                                                         New Jersey
UFSC, LLC                                                                     New Jersey
OIP/BRE, LLC                                                                  New Jersey
MBP/BRE, LLC                                                                  New Jersey
NJA/BRE, LLC                                                                  New Jersey
FLIP/BRE II, Inc.                                                             New Jersey
REA/SPC II, Inc.                                                              New Jersey
Keystone Realty Services, Inc.                                               Pennsylvania
Avalanche Investment Corporation                                               Maryland
Winchester Corporate Center GP Corp.                                         Pennsylvania
Winchester Corporate Center, L.P.                                            Pennsylvania
American DE/SPE LLC                                                            Delaware
American DE/SPE 2, LLC                                                         Delaware
American DE/SPE 1, Inc.                                                        Delaware
American DE/SPE 2, Inc.                                                        Delaware
American DE/SPE 3, Inc.                                                        Delaware
American DE/SPE 4, Inc.                                                        Delaware
American DE/SPE 4, L.P.                                                        Delaware
21 Roadway, L.P.                                                             Pennsylvania
Keystone Roadway Partners GP, LLC                                            Pennsylvania
American DE/SPE 5, Inc.                                                        Delaware
American DE/SPE 5, LLC                                                         Delaware
RMOP GP, LLC                                                                   Delaware
Keystone Lemoyne Partners GP, LLC                                            Pennsylvania
Keystone Lemoyne Partners, L.P.                                              Pennsylvania
Keystone New Jersey, L.P.                                                      Delaware
400 Cabot Drive, LLC                                                          New Jersey
4 Applegate, LLC                                                              New Jersey
Henderson Drive, LLC                                                           Delaware
Stults, LLC                                                                    Delaware
Nixon Park, LLC                                                                Delaware
PF (OHIO) One, LLC                                                             Delaware
PF (OHIO) Two, LLC                                                             Delaware
Keystone Cranbury West, LLC                                                    Delaware
Keystone Cranbury East, LLC                                                    Delaware
First Point Associates, LLC                                                     Indiana

23.1   CONSENT OF ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated February 1, 2002 included in this Form 10-K, into the Company's previously filed: Form S-3 Registration Statements File Nos. 333-58971, 333-59251, 333-67637, 333-74277, 333-77627, 333-89095, 333-92741, 333-31504 and
Form S-8 Registration Statement File No. 333-70529.

                                                 /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
April 1, 2002

To the Board of Trustees and Shareholders of Keystone Property Trust:

     We have audited the accompanying consolidated balance sheets of Keystone Property Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Property Trust and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 1, 2002

                                    KEYSTONE PROPERTY TRUST
                                  CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands)

                                 ASSETS                                                 DECEMBER 31,
                                                                                 2001                 2000
                                                                          -----------------    -----------------
INVESTMENT IN REAL ESTATE:
     Land and land improvements...................................          $       120,369      $       128,171
     Buildings and improvements...................................                  634,431              685,774
     Assets held for sale.........................................                      ---              114,073
     Development and construction-in-progress.....................                   62,337               28,366
     Investment in direct financing lease.........................                      840                1,214
                                                                            ---------------      ---------------
                                                                                    817,977              957,598
     Less - Accumulated depreciation..............................                  (47,192)             (35,508)
            Accumulated depreciation - assets held for sale.......                      ---               (5,050)
                                                                            ---------------      ----------------
                      Total accumulated depreciation..............                  (47,192)             (40,558)
                                                                            ----------------     ----------------
                      Total investment in real estate, net........                  770,785              917,040
                                                                            ---------------      ---------------

CASH AND CASH EQUIVALENTS.........................................                    1,975                3,668
RESTRICTED CASH AND CASH ESCROWS..................................                    4,867                6,597
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $6,719 and $6,759 in 2001 and 2000, respectively, net of allowance
     for bad debts of $482 and $250 in 2001 and 2000, respectively......             11,592                9,446
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,487 and
$3,814 in 2001 and 2000, respectively.............................                    4,314                5,775
DEFERRED LEASING COSTS, net of accumulated amortization of $2,855 and
     $2,184 in 2001 and 2000, respectively........................                    6,949                7,426
EQUITY METHOD INVESTMENTS.........................................                   21,863                6,686
OTHER ASSETS......................................................                    5,168                6,049
                                                                            ---------------      ---------------
         Total assets.............................................          $       827,513      $       962,687
                                                                            ===============      ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and revolving credit facility, including unamortized premiums on assumed indebtedness of $1,989 and $2,854
         in 2001 and 2000,respectively............................          $       435,136      $       616,569
     Accounts payable.............................................                    3,076                3,350
     Dividends and distributions payable..........................                    1,648                2,299
     Accrued interest payable.....................................                    1,144                2,274
     Accrued expenses and other liabilities.......................                   11,265               12,312
     Deferred rent revenue........................................                    3,322                1,949
                                                                            ---------------      ---------------
         Total liabilities........................................                  455,591              638,753
                                                                            ---------------      ---------------
MINORITY INTEREST, 6,356,885 and 7,675,649  units outstanding in 2001 and
     2000, respectively ..........................................                   48,698               76,710

CONVERTIBLE PREFERRED UNITS.......................................                   60,392               80,295

COMMITMENTS AND CONTINGENCIES.....................................                       --                   --
SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000; liquidation
    preference of $20,000.........................................                        1                    1
  Convertible Preferred Stock, Series B; $.001 par value; 4,200,000 shares authorized; none issued and outstanding in 2001, 803,871 issued and outstanding in 2000;
    liquidation preference of $20,097 in 2000.....................                       --                    1
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2001 and 2000;
    liquidation preference of $20,000.............................                        1                    1
  Common Shares, $.001 par value; 59,200,000 authorized; 18,397,625 and
    9,321,296 shares issued and outstanding in 2001 and 2000,
    respectively..................................................                       18                    9
     Additional paid-in capital...................................                  282,503              182,067
  Loans to executives and employees to purchase Common Shares.....                   (6,127)              (4,033)
  Cumulative net income...........................................                   35,850               21,516
  Cumulative distributions........................................                  (49,414)             (32,633)
                                                                            ----------------     ----------------
         Total shareholders' equity...............................                  262,832              166,929
                                                                            ---------------      ---------------
         Total liabilities and shareholders' equity                         $       827,513      $       962,687
                                                                            ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                       2001                2000             1999
                                                                 ----------------    ----------------    ----------
REVENUE:
     Rents.................................................       $        95,077     $       107,763     $         75,769
     Reimbursement revenue and other income................                14,707              15,338                8,757
                                                                  ---------------     ---------------     ----------------
         Total revenue.....................................               109,784             123,101               84,526
                                                                  ===============     ===============     ================

OPERATING EXPENSES:
     Property operating expenses...........................                 8,923              10,696                8,580
     Real estate taxes ....................................                 9,894              11,109                6,516
     General and administrative............................                 7,983               7,523                6,698
     Depreciation and amortization.........................                24,520              21,128               16,359
     Interest expense......................................                34,187              46,566               30,307
     Provision for asset valuation ........................                   ---              11,300                  ---
                                                                  ---------------     ---------------     ----------------
         Total operating expenses..........................                85,507             108,322               68,460
                                                                  ---------------     ---------------     ----------------

Income before equity in income/(losses) from equity method
   investments and gains on sales of assets................                24,277              14,779               16,066
Equity in income/(losses) from equity method investments...                 1,123                 (73)                 (62)
Gains on sales of assets...................................                 9,142                  87                1,284
                                                                  ---------------     ---------------     ----------------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership,
   extraordinary item, and income allocated to preferred
   shareholders............................................                34,542              14,793               17,288
Distributions to preferred unitholders.....................                (7,057)             (6,875)              (2,040)
                                                                  ---------------     ---------------     -----------------
Income before minority interest of unitholders in Operating
  Partnership, extraordinary item, and income allocated to
  preferred shareholders..................................                 27,485               7,918               15,248
Minority interest of unitholders in Operating Partnership..                (5,650)               (649)              (5,592)
                                                                  ---------------     ---------------     -----------------
Income before extraordinary items.........................                 21,835               7,269                9,656
Extraordinary item - loss on early retirement of debt .....                (2,466)                 --                   --
                                                                  ---------------     ---------------     ----------------
INCOME BEFORE INCOME ALLOCATED TO PREFERRED
     SHAREHOLDERS..........................................                19,369               7,269                9,656

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS.................                (5,035)             (6,373)              (3,328)
                                                                  ---------------     ---------------     ----------------

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS                       $        14,334      $          896      $         6,328
                                                                  ===============     ===============     ================

EARNINGS PER COMMON SHARE - BASIC:
     Net income per Common Share before extraordinary item.       $          1.10      $          .10     $            .83
     Extraordinary item....................................                  (.11)                 --                   --
                                                                  ---------------     ---------------     ----------------
     Net income per Common Share - Basic...................       $           .99      $          .10     $            .83
                                                                  ===============     ===============     ================
EARNINGS PER COMMON SHARE - DILUTED:
     Net income per Common Share before extraordinary item.       $          1.05      $          .09     $            .80
     Extraordinary item....................................                  (.12)                 --                   --
                                                                  ---------------     ---------------     ----------------
     Net income per Common Share - Diluted.................       $           .93      $          .09     $            .80
                                                                  ===============     ===============     ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                       ADDITIONAL
                                                                                        PAID-IN
                                         PREFERRED STOCK      COMMON SHARES   WARRANTS  CAPITAL
                                        SHARES      AMOUNT   SHARES   AMOUNT
                                        ---------- -------- -------- -------  -------- ----------
BALANCES, JANUARY 1, 1999                  800,000 $    1   7,391,765 $    7  $   685  $ 104,864
Net income allocated to common                  --     --          --     --       --         --
 shareholders.........................
Distributions paid ($1.12 per share)            --     --          --     --       --         --
Common Shares issued, net of $200 of            --     --   1,380,678      1       --     19,812
 issuance costs.......................
Restricted Common Shares issued to
 employees, net of cancellations of
 500 Common Share.....................          --     --       1,054     --       --         22
Common Shares issued as compensation
 to trustees..........................          --     --      11,830     --       --        177
Common Shares issued for stock
 options exercised....................          --     --       2,200     --       --         22
Common Shares issued for OP Unit
 conversions..........................          --     --      19,416     --       --        242
Adjustment for minority interest of
 unitholders in Operating Partnership
 at date of capital transactions                --     --          --     --       --       (733)
Issuance of Convertible Preferred
Stock, net of $625 in issuance costs     2,400,000      2          --     --       --     59,373
Loan to executive officer to
 purchase Common Shares...............          --     --     100,000      1       --      1,300
Conversion of Warrants to OP Units
 in Operating Partnership.............          --     --          --     --     (560)        --
Amortization of restricted share
 grants and forgiveness of
 executive loans......................          --     --          --     --       --         --
                                       ----------- ------ ----------- ------  -------  ---------
BALANCES, DECEMBER 31, 1999              3,200,000 $    3    8,906,94 $    9  $   125  $ 185,079
                                       =========== ====== =========== ======  =======  =========
Net income allocated to common
 shareholders.........................          --     --          --     --       --         --
Distributions paid ($1.21 per share)            --     --          --     --       --         --
Common Shares issued, net of $125 in
 issuance costs  .....................          --     --     102,511     --       --      1,361
Common Shares issued for OP Unit
 conversions .........................          --     --     101,215     --       --      1,262
Loans to executive officers and
 employees to purchase
 Common Shares........................          --     --     211,660     --       --      2,717
Restricted Shares forfeited...........          --     --      (1,033)    --       --        (20)
Adjustment for minority interest of
 unitholders in Operating Partnership
 at dates of capital transactions.....          --     --          --     --       --     11,571
Conversion of Convertible Preferred
 Stock to Redeemable Preferred Stock..    (796,129)    --          --     --       --    (19,903)
Amortization of restricted share
 grants and forgiveness of executive
  loans ..............................          --     --          --     --       --         --
Conversion of Warrants to OP Units
in Operating  Partnership ............          --     --          --     --     (125)        --
                                       ----------- ------ ----------- ------  -------  ---------
BALANCES, DECEMBER 31, 2000              2,403,871 $    3    9,321,29 $    9  $    --  $ 182,067
                                       =========== ====== =========== ======  =======  =========
Net income allocated to common
 shareholders.........................          --     --          --     --       --         --
Distributions paid ($1.26 per share)            --     --          --     --       --         --
Common Shares issued, net of $7,753
 of issuance costs....................          --     --  10,375,000     10       --    122,722
Preferred Stock redeemed for Common
 Shares ..............................    (803,871)    (1)  1,256,048      1       --      4,297
Preferred OP Units redeemed for
 Common Shares........................          --     --   1,243,952      1       --         --
Common Shares issued for OP Unit
 conversions                                    --     --     595,129      1       --      7,848
Loans to executive officers and
 employees to purchase Common Shares..          --     --     156,256     --       --      2,004
Adjustment for minority interest of
 unitholders in Operating Partnership
 at dates of capital transactions               --     --          --     --       --      8,431
Amortization of restricted share
 grants and forgiveness of executive
 loans................................          --     --          --     --       --         --
Common Shares issued as compensation
to trustees...........................          --     --      18,415     --       --        230
Repurchase of Common Shares...........          --     --  (4,568,471)    (4)      --    (45,096)
                                       ----------- ------ ----------- ------  -------  ---------
BALANCES, DECEMBER 31, 2001              1,600,000 $    2  18,397,675 $   18  $    --  $ 282,503
                                       =========== ====== =========== ======  =======  =========

                                         LOANED TO
                                       EXECUTIVES AND
                                        EMPLOYEES TO                        RETAINED
                                          PURCHASE                          EARNINGS/        TOTAL
                                        CORPORATION        DEFERRED      (ACCUMULATED     SHAREHOLDERS
                                           SHARES        COMPENSATION       DEFICIT)         EQUITY
                                      ---------------    ------------    -------------    -------------
BALANCES, JANUARY 1, 1999                $    (392)        $     (540)      $   2,419        $ 107,044
Net income allocated to common
 shareholders............................       --                 --           6,328            6,328
Distributions paid ($1.12 per share)            --                 --          (6,415)          (6,415)
Common Shares issued, net of $200 of
 issuance costs..........................       --                 --              --           19,813
Restricted Common Shares issued to
 employees, net of cancellations of
 500 Common Shares                              --                (22)             --               --
Common Shares issued as compensation
 to trustees.............................       --                 --              --              177
Common Shares issued for stock
 options exercised.......................       --                 --              --               22
Common Shares issued for OP Unit
 conversions.............................       --                 --              --              242
Adjustment for minority interest of
unitholders in Operating Partnership at
 dates of capital transactions...........       --                 --              --             (733)
Issuance of Convertible Preferred
 Stock, net of $625 in issuance costs           --                 --              --           59,375
Loan to executive officer to
 purchase Common Shares..................   (1,300)                --              --                1
Conversion of Warrants to OP Units
 in Operating Partnership................       --                 --              --             (560)
Amortization of restricted share
 grants and forgiveness of
 executive loans.........................      156                280              --              436
                                         ---------         ----------       ---------        ---------
BALANCES, DECEMBER 31, 1999              $  (1,536)        $     (282)      $   2,332        $ 185,730
                                         =========         ==========       =========        =========
Net income allocated to common
 shareholders............................       --                 --             896              896
Distributions paid ($1.21 per share)            --                 --         (14,345)         (14,345)
Common Shares issued, net of $125 in
 issuance costs .........................       --                 --              --            1,361
Common Shares issued for OP Unit
 conversions ............................       --                 --              --            1,262
Loans to executive officers and
 employees to purchase Common Shares.....   (2,717)                --              --               --
Restricted Shares forfeited..............       --                 --              --              (20)
Adjustment for minority interest of
 unitholders in Operating Partnership
 at dates of capital transactions........       --                 --              --           11,571
Conversion of Convertible Preferred
 Stock to Redeemable Preferred Stock.....       --                 --              --          (19,903)
Amortization of restricted share
 grants and forgiveness of
  executive loans .......................      220                282              --              502
Conversion of Warrants to OP Units
 in Operating Partnership ...............       --                 --              --             (125)
                                         ---------         ----------       ---------        ---------
BALANCES, DECEMBER 31, 2000              $  (4,033)        $       --       $ (11,117)       $ 166,929
                                         =========         ==========       =========        =========
Net income allocated to common
 shareholders............................       --                 --          14,334           14,334
Distributions paid ($1.26 per share).....       --                 --         (16,781)         (16,781)
Common Shares issued, net of $7,753
 of issuance costs.......................       --                 --              --          122,722
Preferred Stock redeemed for Common
 Shares .................................       --                 --              --            4,297
Preferred OP Units redeemed for
 Common Shares...........................       --                 --              --                1
Common Shares issued for OP Unit
 conversions.............................       --                 --              --            7,849
Loans to executive officers and
 employees to purchase Common Shares.....   (2,004)                --              --               --
Adjustment for minority interest of
 unitholders in Operating Partnership
  at transactions .......................       --                 --              --            8,431
Amortization of restricted share
 grants and forgiveness of executive
 loans...................................      (90)                --              --              (90)
Common Shares issued as compensation
 to trustees.............................       --                 --              --              230
Repurchase of Common Shares..............       --                 --              --          (45,100)
                                         ---------         ----------       ---------        ---------
BALANCES, DECEMBER 31, 2001              $  (6,127)        $       --       $ (13,564)       $ 262,832
                                         =========         ==========       =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                           YEARS ENDED DECEMBER 31
                                                                          ---------------------------------------------------------
                                                                                   2001               2000                1999
OPERATING ACTIVITIES:
   Net income allocated to common shareholders...........................  $      14,334      $          896      $        6,328
   Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
       Depreciation and amortization ....................................         24,520              21,128              16,359
       Amortization of deferred financing costs .........................          1,789               1,798               1,462
       Amortization of debt premiums.....................................           (864)               (659)               (701)
       Amortization of deferred compensation costs and loan forgiveness on
         executive stock loans...........................................             33                 502                 436
       Gain on sales of assets...........................................         (9,142)                (87)             (1,284)
       Bad debt provision ...............................................            232                 250                  --
       Extraordinary loss on early debt extinguishment...................          1,239                  --                  --
       Provision for asset valuation ....................................             --              11,300                  --
       Straight-line rental income.......................................         (2,960)             (3,828)             (1,866)
       Decrease in investment in direct financing lease..................            374                 246                 247
       Equity in (income)/losses from equity method investments..........         (1,123)                 73                  62
       Common Shares issued for trustees compensation....................            230                  --                 177
       Income allocated to preferred shareholders and preferred unitholders       12,091              13,248               5,368
       Minority interest.................................................          5,650                 649               5,592
       Cash provided by/(used in)
       Accounts receivable...............................................           (418)                 --              (1,310)
         Other assets....................................................            881              (2,940)             (1,449)
         Accounts payable, accrued expenses and other liabilities........         (2,451)              1,488               5,307
         Deferred rent revenue...........................................          1,373                (759)              1,174
                                                                           -------------      --------------      --------------
           Net cash provided by operating activities                              45,788              43,305              35,902
                                                                           -------------      --------------      --------------
INVESTING ACTIVITIES:
   Properties and joint venture interests acquired.......................       (102,493)            (78,329)           (198,549)
   Restricted cash.......................................................          1,730              (3,127)             (1,370)
   (Advances and capital contributions to)/repayments of advances from
     equity method investments...........................................         (8,897)             (1,564)                722
   Distributions from equity method investments .........................          1,863                  --                  --
   Development and construction in progress expenditures.................        (25,436)            (21,839)             (4,429)
   Capital expenditures and tenant improvements..........................         (3,707)             (4,360)             (3,479)
   Payment of leasing commissions........................................         (4,075)             (3,017)             (2,877)
   Proceeds from sales of assets, net....................................        157,770              49,372               9,538
                                                                           -------------      --------------      --------------
           Net cash provided by/(used in) investing activities...........         16,755             (62,864)           (200,444)
                                                                           -------------      --------------      --------------
FINANCING ACTIVITIES:
   Issuances of Common Shares for stock options exercised................             --                  --                  22
   Issuances of Common Shares and Convertible Preferred Stock, net of
     issuance costs......................................................        122,722               1,361              37,689
   Dividends paid on Common Shares.......................................        (16,781)            (14,345)             (8,375)
   Distributions paid on Convertible Preferred Stock and Convertible
     Preferred Units.....................................................        (12,742)            (13,368)             (3,423)
   Distributions paid on OP Units........................................         (8,866)             (9,190)             (7,729)
   Proceeds from mortgage notes payable..................................         34,975             114,498             133,996
   Repayment of mortgage notes payable...................................        (78,952)            (21,651)             (3,061)
   Redemption of Redeemable Preferred Stock .............................             --             (19,903)                 --
   Payments of deferred financing costs and costs associated with early
     debt extinguishment.................................................         (2,819)             (1,266)             (1,830)
   Repurchase of Common Shares and OP Units..............................        (69,845)                 --                  --
   Net (repayments) borrowings under Credit Facility.....................        (31,928)            (17,053)             18,150
                                                                           -------------      --------------      --------------
     Net cash (used in)/provided by financing activities.................        (64,236)             19,083             165,439
                                                                           -------------      --------------      --------------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS.....................         (1,693)               (476)                897
CASH AND CASH EQUIVALENTS, beginning of year.............................          3,668               4,144               3,247
                                                                           -------------      --------------      --------------
CASH AND CASH EQUIVALENTS, end of year...................................  $       1,975      $        3,668      $        4,144
                                                                           =============      ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest (net of capitalized interest)............  $      34,392      $       48,240      $       27,508
                                                                           =============      ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

     Keystone Property Trust (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which was organized as a Delaware corporation in 1993 under the name of American Real Estate Investment Corporation (the "Predecessor"). On October 13, 1999, the Company reorganized as a Maryland REIT through the merger of the Predecessor with and into Keystone Property Trust. Simultaneously, the name of its operating partnership, American Real Estate Investment, L.P. was changed to Keystone Operating Partnership, L.P. (the "Operating Partnership"), and the name of its management company was changed to Keystone Realty Services, Inc. (the "Management Company") from American Real Estate Management, Inc.

     As of December 31, 2001, the Company owned 102 industrial and 22 office properties aggregating approximately 21.8 million square feet and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, Northern and Central New Jersey, New York State, Ohio, Indianapolis, Indiana, and Greenville, South Carolina and had an overall physical occupancy of 93.9% and 95.4% at December 31, 2001 and 2000, respectively. The Company conducts all of its service operations, including leasing, property management and other services through the Management Company. The Operating Partnership owns 100% of the preferred stock of the Management Company, which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 70% and 52% at December 31, 2001 and 2000, respectively. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     INVESTMENT IN REAL ESTATE

     Investment in real estate is recorded at cost and depreciated over the estimated useful lives of the related assets. Expenditures for additions, renewals and betterments which extend the useful life of the properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

                                                                     YEARS
     Buildings and improvements...............................       10-35
     Land improvements........................................          15
     Tenant improvements......................................  Applicable
                                                                Lease Term

     Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $22.3 million, $19.7 million, and $15.7 million, respectively.

     The Company has an investment in a direct financing lease. The net investment in this lease was $840,000 and $1.2 million for 2001 and 2000, respectively, which consists of the gross book value of this investment of $1.0 million and $1.6 million, net of unearned income of $210,000 and $386,000, respectively. The unearned income is amortized over the lease term as annual rent payments are collected in order to produce a constant periodic rate of return on the net investment in this lease.

     ASSETS HELD FOR SALE AND ASSET VALUATION WRITEDOWN

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to determine if an impairment loss should be recognized. The impairment loss is measured as the amount that the carrying value of the asset exceeds the fair value of the asset. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows.

     The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of distribution. The Company reports its assets held for sale at the lower of carrying value or fair value less the cost to sell the related asset. At December 31, 2000, the Company had classified $114.1 million of net assets, which consisted of 13 office properties and 3 industrial properties, as assets held for sale. During the third quarter of 2000, the Company recorded an $11.3 million asset valuation writedown related to certain assets which were being marketed for sale. In accordance with SFAS No. 121, the Company suspends depreciation charges on assets held for sale as of the date disposition plans were adopted. During the fourth quarter of 2000, the Company suspended the marketing of two office properties previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. During the first quarter of 2001, the Company ceased marketing of certain properties aggregating approximately $79 million in net book value previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. The Company had suspended depreciation charges effective December 31, 1999 on these assets as of the date disposition plans were adopted for these assets.

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In the first quarter of 2001, the Company recorded a cumulative adjustment of approximately $2.7 million to record depreciation expense on these assets for the period these assets were classified as assets held for sale. The remaining assets held for sale at December 31, 2000, which had an aggregate undepreciated book value of approximately $35 million, were sold in January 2001. At December 31, 2001, no assets were classified as assets held for sale.

     CAPITALIZATION POLICY

     The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During 2001, 2000 and 1999, the Company capitalized $2.5 million, $2.4 million, and $513,000, respectively, of interest costs for construction and development in progress. In 2001 and 2000, the Company capitalized $1.4 million and $1.6 million, respectively, of payroll costs for construction and development in progress. There were no payroll costs capitalized in 1999.

     EQUITY METHOD INVESTMENTS

     The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company, the Company's 50% non-controlling interest in 4 Points Associates, LLC ("4 Points"), which was formed to develop and own a 796,000 square foot distribution facility in Indianapolis, Indiana, and the Company's 20% non-controlling investment in the CalEast Joint Venture.

     CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts in escrow for payment of property taxes, insurance or capital improvements, as required by the Company's lenders and amounts held in escrow for 1031 exchange transactions not yet consummated.

     DEFERRED FINANCING AND LEASING COSTS

     Deferred financing costs are amortized on a straight-line basis over the life of the related mortgage loans which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations and was $1.8 million, $1.8 million, and $1.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. Deferred leasing costs, which include direct and indirect costs associated with the rental of the Company's properties, are amortized on a straight-line basis over the term of the related leases. Amortization expense for deferred leasing costs was $2.0 million, $1.4 million, and $628,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of non-real estate assets and payables approximate their carrying amount due to their short-term nature. The estimated fair value of our fixed rate mortgages payable, excluding any debt premiums, at December 31, 2001 and 2000 was approximately $332.1 million and $465.5 million, respectively. The estimated fair value is based on the borrowing rates available to the Company for fixed rate mortgages payable with similar terms and average maturities. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

     ALLOCATIONS OF INCOME AND LOSSES

     Net income and losses of the Operating Partnership are allocated to the Company and limited partners in accordance with their respective ownership interests in accordance with the terms of the amended and restated limited partnership agreement. The Company's ownership interest in the Operating Partnership was approximately 70%, 52%, and 56% and the limited partners' ownership interest was approximately 30%, 48%, and 44% at December 31, 2001, 2000, and 1999, respectively.

     REVENUE RECOGNITION

     Revenue is recognized on the accrual basis of accounting. Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company may enter into agreements for derivative financial instruments in order to mitigate the Company's exposure to fluctuations in interest rates on existing debt and for anticipated financing transactions. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, the Company will recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges will be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item affects earnings. If the change in fair value or cash flows of a derivative designed as a hedge is not effectively offset, as defined, by the change in value or cash flows of the item it is hedging, this difference will be immediately recognized in earnings.

     INCOME TAXES AND OTHER

     The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury Regulations, commencing with its taxable year ended December 31, 1993. The Company believes that it is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code.

     A REIT is generally not subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders as the REIT provisions of the Internal Revenue Code generally allow a REIT to deduct dividends paid to its shareholders to the extent it distributes annually at least 90% of its taxable income and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax at regular corporate rates on its taxable income. The Company and certain of its subsidiaries are subject to certain state and local taxes. The provision for these taxes has been reflected in general and administrative expense in the accompanying financial statements. The Management Company is subject to federal, state and local taxes on its income as it is organized as a "C" corporation reporting as a taxable REIT subsidiary.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the tax characteristics of the Company's distributions for the three years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------------
COMMON SHARE DISTRIBUTIONS                                                  2001              2000               1999
--------------------------                                                  ----              ----               ----
Total distributions paid per share                                       $     1.26        $     1.21       $      1.12
Percent taxable as ordinary income(1)                                         59.21%            79.01%           100.00%
Percent non-taxable return of capital                                         15.60%            20.99%             0.00%
Percent taxable as long term capital gain(2)                                   4.41%             0.00%             0.00%
Percent taxable as unrecaptured Section 1250 gain                             20.78%             0.00%             0.00%
Classified as ordinary income - per share                                $    0.746        $    0.956       $     0.950
Classified as return of capital - per share                              $    0.196        $    0.254       $        --
Classified as long term capital gain - per share                         $    0.056        $       --       $        --
Classified as unrecaptured Section 1250 gain - per share                 $    0.262        $       --       $        --

PREFERRED SHARE AND PREFERRED UNIT DISTRIBUTIONS
Distributions declared (in 000's)                                        $   12,092        $   13,248       $     5,368

         The following reconciles net income allocated to common shareholders to taxable income allocated to common shareholders for the years ended December 31, 2001, 2000 and 1999 (in 000's):

                                                                          2001(3)             2000               1999
                                                                          -------             ----               ----
Net income allocated to common shareholders                              $   14,334        $      896       $     6,328

BOOK/TAX INCOME DIFFERENCES
Book depreciation and amortization                                           16,330            11,620             8,621
Tax depreciation and amortization                                           (13,227)          (11,712)           (7,357)
Reserve for impairment loss                                                      --             6,215                --
(Income)/Loss from equity method investments                                   (282)               40                33
(Gain)/Loss on asset sales                                                   (2,840)               48              (677)
Compensation expense                                                           (186)               --               148
Straight line rent income                                                    (1,971)           (2,105)             (983)
Preferred Stock distributions                                                  (888)             (773)              362
Other (4)                                                                     1,562               407             1,278
                                                                         ----------        ----------       -----------
Taxable income allocated to common shareholders                          $   12,832        $    4,636       $     7,753
                                                                         ==========        ==========       ===========

----------
(1) The Company reported that approximately $.10 or approximately 36% of the distribution declared on December 15, 1998 with a record date of December 31, 1998 and a payable date of January 31, 1999, was taxable in 1999 in accordance with Internal Revenue Code Section 857(b)(8). Approximately $.17 of the remaining distribution was previously reported to shareholders as a 1998 distribution.
(2) The Company reported that 100% of the long-term capital gain for 2001 is a qualified five year gain.
(3)  Amounts are estimated.
(4)  Primarily due to differences in rental income.

     There are differences in the Company's bases of assets and liabilities, specifically relating to minority interests, between those used in financial reporting and the tax basis used for annual federal and state income tax returns. The net federal tax basis of the Company's real estate investments at December 31, 2001 and 2000 was approximately $651.9 million and $757.1 million, respectively.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified in order to conform with the presentation in the 2001 consolidated financial statements.

     IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 142 which is effective for all fiscal years beginning after December 15, 2001, changes the accounting for goodwill and some other intangible assets from an amortization method to an impairment test method which requires impairment to be evaluated on a periodic basis. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes both Statement of Financial Accounting Standards No. 121 and APB Opinion No. 30, but also retains certain aspects of the two pronouncements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. In management's opinion, the adoption of these statements will not have a material impact on the Company's consolidated financial position and results of operations.

3.   ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

     2001 TRANSACTIONS

     During 2001, the Company acquired 14 industrial properties in Pennsylvania, 50 acres of land in New Jersey, and a joint venture partner's 50% interest in an 800,000 square foot industrial property in Indianapolis, Indiana (Note 4), which aggregated 2.9 million square feet, for an aggregate cash purchase price of $102.5 million, which was funded through $53.6 million of mortgage financing and $48.9 million of cash generated primarily from property sales.

     In 2001, the Company disposed of 27 industrial and office properties located in New Jersey, Pennsylvania, and South Carolina totaling approximately
4.3 million square feet, including seven industrial properties aggregating 2.1 million square feet sold or contributed to the CalEast Joint Venture (Note 4), for an aggregate net amount of approximately $269.7 million which resulted in an aggregate gain of $11.0 million and aggregate losses of $1.9 million and a net aggregate gain of $9.1 million. The consideration for these dispositions consisted of $157.8 million in cash payments, $104.6 million in debt which was assumed by the purchasers and, in connection with one of the dispositions during 2001, the Company received as partial consideration a $2.0 million note which accrues interest at 10% and matures in 2004.

     During 2000, the Company began construction of approximately 1.0 million square feet of distribution facilities on land parcels in New Jersey and a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Pennsylvania. At December 31, 2001, approximately $62.5 million is included in development and construction-in-progress related to these construction projects and other development projects.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following unaudited pro forma financial information of the Company for the years ended December 31, 2001 and 2000 gives effect to the properties acquired and sold and the Common Share, Preferred Stock and OP Unit issuances and repurchases in 2001 as if the purchases, repurchases, sales, and issuances had occurred on January 1, 2000.

                                                                              (IN 000'S, EXCEPT FOR PER SHARE DATA)
UNAUDITED                                                                         YEARS ENDED DECEMBER 31,
---------                                                                         ------------------------
                                                                                   2001                2000
                                                                                   ----                ----
Pro forma total revenue..............................................         $     101,118       $      99,447
Pro forma net income allocated to Common Shares......................         $       9,913       $       1,478
Pro forma net income per Common Share - Basic........................         $         .68       $         .16
Pro forma net income per Common Share - Diluted......................         $         .68       $         .16

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

     The following unaudited pro forma financial information of the Company for the years ended December 31, 2000 and 1999 gives effect to the properties acquired and sold in 2000 as if the purchases and sales had occurred on January 1, 1999.

                                                                              (IN 000'S, EXCEPT FOR PER SHARE DATA)
UNAUDITED                                                                         YEARS ENDED DECEMBER 31,
---------                                                                         ------------------------
                                                                                   2000                1999
                                                                                   ----                ----
Pro forma total revenue..............................................         $     118,775       $     107,523
Pro forma net income allocated to Common Shares......................         $         638       $       4,140
Pro forma net income per Common Share - Basic........................         $         .07       $         .45
Pro forma net income per Common Share - Diluted......................         $         .07       $         .45

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

                             KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

4.   EQUITY METHOD INVESTMENTS

     KEYSTONE REALTY SERVICES, INC.

     The Company accounts for its investments in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including Keystone New Jersey Associates, LLC), as well as providing other real estate related services for third parties.

     INDIANAPOLIS JOINT VENTURES

     In December 1998, the Company entered into an agreement with Browning Investments, Inc. ("Browning") to develop 491 acres of land located in Airtech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2003, and a right of first offer until December 31, 2008, to develop distinct land parcels through joint ventures in which the Company will have a 50% non-controlling interest.

     In June 2000, the Company acquired a 50% interest in 3 Points Associates, LLC ("3 Points"), an entity formed to develop and construct a distribution facility totaling approximately 800,000 square feet in Airtech Park at a cost of approximately $19.5 million. As consideration for this acquisition, the Company issued 41,582 OP Units at $17.50 per OP Unit, and contributed approximately $1.0 million in cash. In January 2001, the joint venture signed a ten-year lease with a tenant for the entire facility which requires annual average rental payments of approximately $2.4 million plus reimbursement of all operating expenses. In November 2001, the Company acquired Browning's 50% interest in this facility from 3 Points for approximately $11.5 million (Note 3).

                             KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In June 2001, the Company acquired a 50% interest in 4 Points, an entity formed to develop and construct a speculative distribution facility totaling approximately 800,000 square feet located in Airtech Park in exchange for the issuance of 42,172 OP Units valued at an aggregate price of approximately $652,000 and the contribution of approximately $400,000 in cash. 4 Points has obtained a $15.6 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. The Company commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002.

     KEYSTONE NEW JERSEY ASSOCIATES, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to the CalEast Joint Venture at a value of approximately $103.8 million. This joint venture was formed to own, operate and develop industrial property in New Jersey and is 80% owned by CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) and 20% owned by the Company. The Company has a commitment to fund approximately $24.0 million of equity to this joint venture of which approximately $11.7 million has been funded as of December 31, 2001. The funding of the remaining $12.3 million will occur as the joint venture acquires additional industrial properties. The Management Company and the Operating Partnership act as the joint venture's exclusive acquisition, management and leasing agent. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. In April 2001, this joint venture acquired an 812,739 square foot industrial property with a developable pad site for approximately $32.3 million.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following tables summarize financial information for the equity method investments of the Company as of December 31, 2001, 2000 and 1999 (dollars in thousands):

                                                                                              Keystone New
                                         3 Points          4 Points       Keystone Realty        Jersey
                                     Associates,LLC(1) Associates, LLC    Services, Inc.     Associates, LLC         Total
                                     ----------------- ----------------- ----------------- ------------------ -----------------
2001
BALANCE SHEET
Investment property, net                $         --     $    14,580       $         --       $    135,298       $    149,878
Other Assets                                      --              --              6,718              2,311              9,029
                                        ------------     -----------       ------------       ------------       ------------
     Total Assets                       $         --     $    14,580       $      6,718       $    137,609       $    158,907

Mortgage Debt                           $         --     $    12,396(2)    $         --       $     76,871       $     79,055
Other Liabilities                                 --              --                806              2,705             15,907
Shareholders and members equity                   --           2,184              5,912             58,033             63,945
                                        ------------     -----------       ------------       ------------       ------------
     Total Liabilities & Equity         $         --     $    14,580       $      6,718       $    137,609       $    158,907

Company's Ownership %                             --              50%                95%                20%
                                        ============     ===========       ============       ============

Company's Investment at December
31, 2001                                $         --     $     1,820       $      6,153       $     13,890(3)    $     21,863
                                        ============     ===========       ============       ============       ============

2001
INCOME STATEMENT
Revenues                                $      2,270     $        --       $      3,561       $     12,600       $     18,416
Expenses:
     Operating                                   106              --              3,197              2,452              5,755
     Other Expenses                              ---              --                 --                 54                 54
     Depreciation & Amortization                 448              --                225              2,539              3,212
     Interest                                    700              --                169              4,319              5,188
                                        ------------     -----------       ------------       ------------       ------------
         Total Expenses                 $      1,254     $        --       $      3,591       $      9,364       $     14,209

                                        ------------     -----------       ------------       ------------       ------------
Net Income/(Loss)                       $      1,016     $        --       $        (30)      $      3,236       $      4,207
                                        ============     ===========       ============       ============       ============
Equity in income/(losses) from
    equity method investments           $        508     $        --       $        (29)      $        644       $      1,123
                                        ============     ===========       ============       ============       ============

(1) The Company acquired the property owned by this joint venture in November 2001, and accordingly has consolidated the operating results of this asset since that date.
(2) The Company has a joint and several guarantee of the $15.5 million recourse, construction loan of this venture which matures in June 2004.
(3) The Company's investment in this venture includes approximately $2.0 million in outside basis which is being amortized over the seven year life of the venture. As of December 31, 2001 approximately $260,000 has been amortized related to this outside basis.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                         3 Points      Keystone Realty
                                     Associates, LLC    Services, Inc.         Total
                                     ----------------- ----------------- ------------------
2000
BALANCE SHEET
Investment property, net                $     15,057     $          --     $     15,057
Other Assets                                     142             6,535            6,677
                                        ------------     -------------     ------------
     Total Assets                       $     15,199     $       6,535     $     21,734

Mortgage Debt                           $         --     $          --     $         --
Other Liabilities                             12,859             2,346           15,205
Shareholders and members equity                2,340             4,189            6,529
                                        ------------     -------------     ------------
     Total Liabilities & Equity         $     15,199     $       6,535     $     21,734

Company's Ownership %                             50%               95%
                                        ============     =============

Company's Investment at
December 31, 2000                       $      2,314     $       4,372     $      6,686
                                        ============     =============     ============

2000
INCOME STATEMENT
Revenues                                $         --     $      10,588     $     10,588
Expenses:
     Operating                                    --            10,148           10,148
     Other Expenses                               --                --               --
     Depreciation & Amortization                  --               459              459
     Interest                                     --                58               58
                                        ------------     -------------     ------------
         Total Expenses                 $         --     $      10,665     $     10,665
                                        ------------     -------------     ------------

Net Income/(Loss)                       $         --     $         (77)    $        (77)
                                        ============     =============     ============

Equity in loss from equity method
     investments                        $         --     $         (73)    $        (73)
                                        ============     =============     ============

                                     Keystone Realty
                                      Services, Inc.        Total
                                     ----------------- -----------------
1999
INCOME STATEMENT
Revenues                                $      8,680     $       8,680
Expenses:
     Operating                                 8,404             8,404
     Other Expenses                               --                --
     Depreciation & Amortization                 338               338
     Interest                                      8                 8
                                        ------------     -------------
         Total Expenses                 $      8,750     $       8,750
                                        ------------     -------------

Net Loss                                $        (70)    $         (70)
                                        ============     =============

Company's Ownership %                             95%
                                        ============

Equity in loss from equity method
     investments                        $        (67)    $         (67)
                                        ============     =============

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   INDEBTEDNESS

VARIABLE RATE INDEBTEDNESS

     In December 2001, the Company refinanced its $150 million secured line of credit with a new $125 million unsecured revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility has a term of three years with a one year extension available at the option of the Company. Interest is calculated on a grid based on the Company's leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company's current leverage, the facility is priced at LIBOR plus 1.625%. The Company may also issue letters of credit for up to 10% of the total Credit Facility amount. The interest rate on the retired $150.0 million secured line of credit was based on a sliding scale, ranging from LIBOR plus 1.625% to LIBOR plus 2.25%, based on the Company's leverage. This line of credit was secured by cross-collateralized mortgage loans on 55 properties as of December 31, 2000. At December 31, 2001 and 2000, the Company had $93.0 million and $124.9 million, respectively, outstanding on the applicable borrowing agreements. The weighted average balance outstanding and weighted average interest rate for 2001 and 2000 were $85.3 million and $136.6 million and 6.27% and 8.71%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of December 31, 2001.

     In December 2000, the Company obtained a recourse $37.0 million loan to construct two industrial facilities in New Jersey. This loan is collateralized by these Properties, matures in December 2002 and requires interest at LIBOR plus 2.25% (4.39% at December 31, 2001). The Company had approximately $11.9 million and $5.2 million outstanding on this loan at December 31, 2001 and 2000, respectively. The Company has an additional $3.9 million in recourse construction loans outstanding at December 31, 2001.

     In May 2000, the Company obtained a $27.8 million three-year recourse term facility which was prepayable at that time. At December 31, 2000, the Company had $15.7 million outstanding under this facility. This facility was collateralized by mortgages on three Properties, a lease assignment on another Property and required interest on a sliding scale, ranging from LIBOR plus 1.80% to LIBOR plus 2.25%, based on the amount of borrowings on the facility. This facility was repaid from the proceeds of the Company's Common Share offering in April 2001.

     In 1999, the Company obtained a $2.0 million working capital facility which was secured by one of the Properties. In October 2001, this facility was expanded to $10.0 million and is secured by mortgage loans on four of the Properties and a lease assignment on another Property. The facility matures in January 2003 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. Approximately $6.5 million was outstanding under this facility at December 31, 2001 and no amounts were outstanding at December 31, 2000. The weighted average balance outstanding and weighted average interest rate for 2001 was $2.0 million and 5.34%, respectively. No amounts were outstanding for this facility in 2000.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FIXED RATE INDEBTEDNESS

     Mortgage notes of $321.7 million and $460.4 million, excluding debt premiums, encumbered 48 and 69 of the properties at December 31, 2001 and 2000, respectively. At December 31, 2001, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%. Mortgage notes had weighted average interest rates of 7.75%, 7.71%, and 7.68% at December 31, 2001, 2000, and 1999,
respectively. The maturities for these notes range from September 2002 through October 2022.

     In connection with several acquisitions in 1998 and 1997, the Company assumed certain mortgage notes with an aggregate principal value of $75.9 million and a fair value of $80.5 million. The difference between the principal value and the fair value was recorded as a debt premium. These debt premiums are being amortized into interest expense over the term of the related mortgage debt. In 2001, 2000, and 1999, $865,000, $659,000, and $701,000, respectively, was amortized into interest expense related to these debt premiums.

     As a condition of certain of the mortgage loans, initial and ongoing cash reserves are required to be funded for real estate taxes, insurance, tenant rollover costs and capital reserves. The aggregate balances in these reserve accounts at December 31, 2001 and 2000 were approximately $4.9 million and $6.6 million, respectively, and are reported as restricted cash.

     In 2001, the Company recorded an extraordinary loss of approximately $2.5 million related to the early retirement of the $150 million secured line of credit and the early retirement of approximately $86 million in other mortgage debt.

     Maturities of mortgage notes payable, excluding debt premiums as of December 31, 2001, over the next five years are as follows (in 000's):

                                                            PRINCIPAL      AMOUNT DUE AT
                                                          AMORTIZATION        MATURITY           TOTAL
               2002.................................     $    4,290        $    20,730      $     25,020
               2003.................................          4,741              6,466            11,207
               2004.................................          5,042            132,722(1)        137,764
               2005.................................          5,052             22,791            27,843
               2006.................................          4,892             22,018            26,910
               2007 and thereafter .................         10,987            193,416           204,403
                                                                                            ------------
               TOTAL................................                                        $    433,147
                                                                                            ============

               (1) Includes the Company's Credit Facility which has an outstanding balance of approximately $93.0 million at December 31, 2001, and matures December 21, 2004.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       SHAREHOLDERS' EQUITY

     The following table summarizes the Company's Common Share and Convertible Preferred Stock activity in 2001, 2000, and 1999:

                                                                                                             NET CASH
                                                NUMBER OF                                                    PROCEEDS/
                                 DATE OF          SHARES        NUMBER OF                     EXERCISE OR   (REPURCHASE
                                ISSUANCE/      CONVERTIBLE       COMMON                       CONVERSION       COSTS)
TYPE OF ISSUANCE                REPURCHASE   PREFERRED STOCK     SHARES       SHARE PRICE        PRICE       (IN 000'S)
----------------                ----------   ---------------     ------       -----------        -----       ----------
2001 ACTIVITY
Common Shares issuance (1)        9/7/01               --         375,000  $     13.65       $       --      $     4,851

Common Shares repurchase (1)      9/7/01               --        (375,000)       12.75               --           (4,781)

Common Shares issuance (2)       8/27/01               --       2,500,000        13.65               --           32,161

Series B Convertible
Preferred
  Stock converted to Common
  Shares (2)                     8/27/01         (803,871)      1,256,048           --            16.00               --

Common Shares repurchase (2)     8/27/01               --      (2,500,000)       14.28               --          (35,700)

Common Shares repurchase (3)      5/1/01               --      (1,693,471)       11.94               --          (20,220)

Common Shares issuance (3)       4/30/01               --       7,500,000        12.20               --           85,710


Common Shares issued as          Various               --          18,364  13.04-13.29               --               --
  compensation (4)


Executive and employee stock
  issuance (5)                   Various               --         156,256        12.83               --               --

OP Unit conversions (6)          Various               --       1,839,081           --               --               --
                                               ----------      ----------                                    -----------
                                                 (803,871)      9,076,329                                    $    62,021
                                               ==========      ==========                                    ===========
2000 ACTIVITY

Common Shares issuance (7)       Various               --         102,511  $     14.50       $       --      $     1,361

Conversion of Convertible
Preferred Stock to
  Redeemable Preferred
  Stock (8)                      7/18/00        (796,129)              --           --            16.00               --

Executive and employee stock
  issuance (5)                   Various               --         211,660        12.84               --               --

OP Unit conversions (6)          Various               --         101,215           --               --               --
                                               ----------      ----------                                    -----------
                                                 (796,129)        415,386                                    $     1,361
                                               ==========      ==========                                    ===========
1999 ACTIVITY
Common Shares issuance (7)       Various               --       1,276,800  $     14.50       $       --      $    18,314

Convertible Preferred Stock
  issuance (9)                   9/27/99        1,600,000              --           --            16.00               --

Convertible Preferred Stock      9/27/99          800,000              --           --            15.75           19,375
  issuance (10)

Common Shares issuance (11)      9/27/99               --         103,878        14.44               --               --

Common Shares issued as
  compensation (4)               Various               --          11,830  14.50-15.56               --               --

OP Unit conversions (6)          Various               --          19,416           --               --               --

Stock options exercised          4/10/99               --           2,200           --            10.00               22

Executive Stock issuance and
  Restricted Stock Awards (5)    3/24/99               --         101,554  13.00-14.50               --               --
                                               ----------      ----------                                    -----------
                                                2,400,000       1,515,678                                    $    37,711
                                               ==========      ==========                                    ===========

                             KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

(1) These Common Shares were issued as the underwriter of the August 27 offering (see (2) below) exercised their overallotment option for 375,000 Common Shares for aggregate net proceeds of $4.9 million. The net proceeds from this offering were used to repurchase 375,000 Common Shares at a cost of $12.75 per share from affiliates of Francesco Galesi, a Trustee of the Company.

(2) These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $32.2 million. Net proceeds from this offering were used to repurchase 2,500,000 Common Shares from affiliates of Reckson, who are affiliated with Scott Rechler, a trustee of the Company, who converted 803,871 shares of Series B Convertible Preferred Stock into 1,256,048 Common Shares and 796,129 Series C Convertible Preferred Units into 1,243,952 Common Shares. All these Common Shares were repurchased by the Company for $35.7 million, a discount of 11% from their liquidation value.

(3) These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $85.7 million. Net proceeds from this offering were used to repurchase 1,693,471 Common Shares and 765,807 OP Units from Crescent Real Estate Equities, Inc. for an aggregate cost of $29.4 million. The remaining proceeds of $56 million were used to repay borrowings under the Company's $150 million secured revolving credit facility and other debt.

(4)  Shares issued to trustees as compensation in lieu of cash for trustee fees.

(5) As part of the Company's Omnibus Incentive Plan (Note 9), during 2001 and 2000 the Company issued Common Shares to certain executives and employees in consideration for non-interest bearing and interest bearing notes. In 1999, the Company issued Common Shares for restricted stock awards and non-interest bearing notes (Note 9).

(6) OP Unit redemptions represent Common Shares issued upon conversion of OP Units at the request of the respective unitholders. In 2001, affiliates of Reckson converted 796,129 shares of Series C Convertible Preferred Units to 1,243,952 Common Shares which were simultaneously repurchased along with an additional 1,256,048 Common Shares (as discussed in (2) above).

(7) These Common Shares were issued to certain trustees and executives of the Company and other investors as part of a $20 million private placement which was completed in phases between October 12, 1999 and January 18, 2000.

(8) In accordance with the Contribution and Exchange Agreement for the RMIT transaction, any aggregate amount of Convertible Preferred Stock issued to Reckson Operating Partnership, L.P. or its affiliates ("ROP") in excess of $40 million of Convertible Preferred Stock and Convertible Preferred Units is not convertible into Common Shares, however, it is redeemable at ROP's option. Upon the closing of the last phase of the RMIT transaction in May 2000, approximately $19.9 million of ROP's Convertible Preferred Stock and Convertible Preferred Units were in excess of $40.0 million. In July 2000, ROP redeemed $19.9 million, (796,129 shares at a liquidation preference of $25 per share) of this Series B Convertible Preferred Stock.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

(9) Offering, as part of the RMIT transaction, for 1,600,000 shares of non-voting Series B Convertible Preferred Stock, par value $.001 per share, with liquidation preference of $25.00 per share. The shares are convertible into Common Shares at $16.00 per share. Dividends are payable quarterly at an annual rate of $2.4375 per share of Series B Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.56. The Series B Preferred Stock is redeemable by the Company at any time for cash payments equal to an amount which produces a 17% internal rate of return to the preferred shareholder. After the fifth anniversary of the issuance date through the ninth anniversary thereof the redemption price is based on a defined premium as specified in the subscription agreement. As a result of a redemption of 796,129 shares of this series of Convertible Preferred Stock in 2000 (see (8) above) and the Company's repurchase of the remaining amount in 2001 (see (2) above), no shares of Series B Convertible Preferred Stock are outstanding at December 31, 2001.

(10) Offering for 800,000 shares of non-voting Series C Convertible Preferred Stock, par value $.001 per share, with liquidation preference of $25.00 per share. The shares are convertible into Common Shares at $15.75 per share. Dividends are payable quarterly at an annual rate of $2.4375 per share of Series C Preferred Stock and are subject to an increase in the event the annual dividend per share on the Common Shares exceeds $1.54. The Series C Preferred Stock is not redeemable by the Company prior to September 27, 2004. After the fifth anniversary of the issuance date through the ninth anniversary thereof the redemption price is based on a defined premium as specified in the subscription agreement.

(11) Shares issued as partial consideration for the RMIT acquisition.

MINORITY INTEREST AND CONVERTIBLE PREFERRED UNITS

     Minority interest represents interests in the Operating Partnership owned by its limited partners. Income allocated to the minority interest is based on the ownership of the limited partners throughout the year. Pursuant to the amended and restated limited partnership agreement, the limited partners of the Operating Partnership have a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into Common Shares or cash, at the election of the Company, at any time on a one for one basis. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company's Common Shares. The limited partners, in the aggregate, excluding 2.4 million of Convertible Preferred Units outstanding, could convert their partnership interests in the Operating Partnership into 6.4 million, 7.7 million, and 7.3 million Common Shares as of December 31, 2001, 2000, and 1999, respectively. OP Units totaling 595,129, 101,215, and 19,416, were converted into Common Shares in 2001, 2000, and 1999, respectively. Series C Convertible Preferred Units totaling 796,129 were converted into 1,243,945 Common Shares in 2001.

     The Company has three series of non-voting Convertible Preferred Units outstanding all of which have a liquidation value of $25 per unit. The 300,000 Series B Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.5%. The 1,664,965 Series C Convertible Preferred Units have a conversion price of $16.00 and require a preferred return of 9.75%. The 450,700 Series D Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.0%. The preferential return on the Series C Convertible Preferred Units is subject to increase in the event that the annual distribution on common OP Units exceeds $1.56. The Series B Convertible Preferred Units are redeemable by the Company at any time. The Series C and Series D Convertible Preferred Units are not redeemable by the Company prior to September 27, 2004 and July 21, 2004, respectively. The redemption price for the Series C Convertible Preferred Units subsequent to

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

September 27, 2004 through September 27, 2009 includes a defined premium as specified in the amended and restated limited partnership agreement.

7.   RELATED PARTY TRANSACTIONS

     The Company has leases with companies in which trustees of the Company are officers and shareholders. The annual aggregate base rental revenue under these leases was approximately $724,000, $1.1 million, and $1.1 million for each of the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company incurred costs during 2001 and 2000 related to construction, capital and tenant improvements of approximately $361,000 and $3.5 million, respectively, leasing commissions of $208,000 and $1.1 million, respectively, and repairs, maintenance and other costs of $315,000 and $291,000, respectively, which were earned by companies in which the Company's Chairman and certain of its trustees are officers and shareholders.

     Certain limited partners of the Operating Partnership, which include certain trustees and entities in which certain trustees have an ownership interest, have guaranteed mortgage loans aggregating approximately $30.0 million at December 31, 2001.

     Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. The Company's Chief Executive Officer and President, another investor in the Company, and the Company's Chairman and certain members of his family, own 40%, 30% and 30%, respectively, of the common stock of the Management Company. No dividends were paid by the Management Company in 2001, 2000, or 1999. Management fees paid by the Operating Partnership's properties to the Management Company are included in the accompanying statements of operations and amounted to $3.2 million and $3.0 million during 2000 and 1999, respectively. The Management Company also received reimbursements of certain costs attributable to the operation of the properties. Such reimbursements are included in property operating expenses and general and administrative expenses in the accompanying statements of operations and amounted to $2.6 million and $2.8 million during 2000 and 1999, respectively. No management fees or cost reimbursements were paid in 2001. Effective January 1, 2001, the majority of the employees of the Management Company were transferred to the Operating Partnership and the Company began to manage the Properties through the Operating Partnership. As a result, the Management Company no longer charges the Operating Partnership a management fee.

     Certain executive officers of the Company have an aggregate 11% limited partnership interest in a partnership which is 89% owned by the Company.

     In 2001, the Company received approximately $240,000 in fees as a result of services provided to the CalEast Joint Venture for acquisition services. The Management Company, an affiliate of the Company, receives management fees and other fee compensation for services provided to the CalEast Joint Venture.

     In connection with the RMIT transaction, during 2000 the Company paid a monthly construction management fee of $308,000 to an affiliate of Reckson. The Company capitalized this fee as a cost of the RMIT transaction.

                            KEYSTONE PROPERTY TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

     The Company is obligated to pay an affiliate of Joseph Morris, a former Trustee of the Company, additional purchase price related to the RMIT transaction in an amount equal to 1.5% of the monthly rent collected from the tenants in the acquired buildings. These payments are required to be made monthly during the period from October 1999 until October 2002. The Company has estimated the amounts due under this obligation and has capitalized this amount as additional purchase price for the RMIT transaction. In 2001, 2000 and 1999, the Company incurred approximately $444,000, $455,000 and $68,000, respectively, related to this obligation. The Company had also loaned an affiliate of Joseph Morris $787,000 as part of the closing of the RMIT transaction in 1999. This loan requires monthly interest payments at prime plus 1% and had an original maturity date of October 2001. In September 2001, the terms of this loan were amended to provide for forgiveness of a portion of this loan by the Company. During 2001, Morris Realty, L.P. repaid $287,000 of this loan and the remaining principal balance of $500,000 will be forgiven and reduced by approximately $167,000 annually over a three year period.

     Certain affiliates of Joseph Morris have received equity interests in certain entities which are controlled by the Company as consideration for development fees which the Company is required to pay in accordance with the terms of the RMIT transaction. In 2001, the Company paid a fee of approximately $3.0 million to an affiliate of Joseph Morris and certain unitholders of the Operating Partnership for services provided in connection with the sale of a property owned by the Company.

     The Company's Chief Executive Officer and its Chairman contributed outstanding Common Share and OP Unit warrants aggregating 675,000 to the Operating Partnership in exchange for OP Units in 2000 and 1999.

     As further discussed in Notes 9 and 11, certain executives and other employees have recourse loans from the Company related to Common Share issuances and purchases from the Company.

     As discussed in Note 6, in 2001, the Company acquired 375,000 Common Shares from affiliates of Francesco Galesi, a trustee of the Company, for an aggregate price of $4.8 million. The Company also repurchased 2.5 million Common Shares from affiliates of Reckson for an aggregate price of $35.7 million. Scott Rechler, a trustee of the Company, is Co-Chief Executive Officer of Reckson.

8.   OPERATING LEASES AND OTHER TENANT MATTERS

     The Company's properties are leased to tenants generally under operating leases with expiration dates extending through 2019. As of December 31, 2001, future minimum rentals under 262 noncancellable operating leases, excluding tenant reimbursements of operating expenses, are as follows:

                                                                                           (IN 000'S)
                                                                                     ----------------------
              2002..............................................................       $         100,932
              2003..............................................................       $          85,416
              2004..............................................................       $          69,565
              2005..............................................................       $          60,382
              2006..............................................................       $          47,133
              Thereafter........................................................       $         175,909

     The revenue resulting from straight-line rental income adjustments for the years ended December 31, 2001, 2000, and 1999 was $2.9 million, $3.8 million, and $1.9 million, respectively. No tenant represented more than 10% of the minimum rental revenues for 2001, 2000, and 1999. At December 31, 2001, no single tenant exceeds 3% of the Company's annualized base rent.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In connection with the Plan, the Company issued 156,250, 211,660 and 100,000 Common Shares to certain executives and employees in consideration for recourse interest bearing and non-interest bearing notes aggregating $2.0 million, $2.7 million and $1.3 million in 2001, 2000 and 1999, respectively. These notes mature at various dates ranging from 2009 to 2010. These Common Shares carry dividend and voting rights and also secure the notes. These notes will be forgiven annually over a period ranging from five to seven years beginning in 2004 only in the event the respective individual is still an employee of the Company at the end of each respective year. In 1998, an officer of the Company was issued a $392,000 non-interest bearing recourse note which the executive used to acquire 25,000 Common Shares. Under the terms of his employment agreement, $33,333 of this note has been forgiven annually over a three year period. These notes have been reflected in the accompanying financial statements as a reduction in shareholders' equity.

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

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table summarizes the activity and balance outstanding for each plan for 2001, 2000, and 1999:

                                        2001                             2000                              1999
                              -----------------------------    -----------------------------    ------------------------------
                                                WEIGHTED                         WEIGHTED                         WEIGHTED
                                                AVERAGE                          AVERAGE                           AVERAGE
                                                EXERCISE                         EXERCISE                         EXERCISE
                                OPTIONS          PRICE           OPTIONS          PRICE           OPTIONS           PRICE
                                -------          -----           -------          -----           -------           -----
     OMNIBUS INCENTIVE PLAN
     Outstanding, beginning
       of year                   563,750      $    15.19          604,750      $    15.18         602,250        $    15.18
     Granted...............      750,137           12.83               --              --          18,000             15.24
     Exercised.............           --              --               --              --              --                --
     Forfeited.............      (10,500)          14.50          (41,000)          14.99         (15,500)            15.08
                               ---------      ----------       ----------      ----------       ---------        ----------
     Outstanding, end of
       year..................  1,303,387      $    13.84          563,750      $    15.19         604,750        $    15.18
                               =========      ==========       ==========      ==========       =========        ==========

     NON-EMPLOYEE PLAN
     Outstanding, beginning
       of year...............     15,800      $    10.00           15,800      $    10.00          18,000        $    10.00
     Granted...............       20,000           12.54               --              --              --                --
     Exercised.............           --              --               --              --          (2,200)            10.00
     Forfeited.............      (10,000)          12.54               --              --              --                --
                               ---------      ----------       ----------      ----------       ---------        ----------
     Outstanding, end of
       year..................     25,800      $    10.98           15,800      $    10.00          15,800        $    10.00
                               =========      ==========       ==========      ==========       =========        ==========

     Total options
       outstanding and
       weighted average
       exercise price for all
       plans                   1,329,187      $    13.78          579,550      $    15.05         620,550        $    15.05
                               =========      ==========       ==========      ==========       =========        ==========

     The following table summarizes information about stock options exercisable at December 31 for each of the past three years:

                                                  NUMBER OF        WEIGHTED AVERAGE             RANGE OF
                        YEAR                       OPTIONS          EXERCISE PRICE           EXERCISE PRICES
         ------------------------------    -------------------    --------------------     --------------------
              December 31, 1999                     181,703       $     14.43                  $14.50-$16.50
              December 31, 2000                     337,717       $     14.71                  $14.50-$16.50
              December 31, 2001                     549,883       $     14.72                  $12.83-$16.50

     The Company accounts for its stock-based options under Accounting Principles Board Opinion No. 25, under which no compensation expense related to options has been recognized, as all options have been granted with an exercise price equal to or greater than the fair value of the Company's Common Shares on the date of grant. The Company reports under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes. In accordance with SFAS No. 123, the fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions: dividend yield of 9.00% and 7.00% for 2001 and 1999, respectively; an expected life of 7 years and 10 years for 2001 and 1999, respectively; expected volatility of 29% and 31% for 2001 and 1999, respectively; and a risk free interest rate of 5.8% and 6.1% for 2001 and 1999, respectively. There were no options granted in 2000. The weighted average fair value of those options granted in 2001 and 1999 was $1.49 and $2.20, respectively, per option granted. The weighted average remaining contractual life of the options outstanding is approximately 8.5 years.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Using these assumptions, the fair value of the stock options granted in 2001 and 1999 was approximately $364,000 and $45,000, respectively. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income would have been reduced to the following pro forma amounts:

                                                               (DOLLARS IN 000'S, EXCEPT PER SHARE AMOUNTS)
                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                        2001                     2000                     1999
                                                        ----                     ----                     ----
Net income:
  As reported....................................     $  14,334                $         896          $       6,328
  Pro forma (unaudited)..........................     $  14,073                $         687          $       6,121

Basic earnings per share:
  As reported....................................     $     .99                $         .10          $         .83
  Pro forma (unaudited)..........................     $     .97                $         .07          $         .80

Diluted earnings per share
  As reported....................................     $     .93                $         .09          $         .80
  Pro forma (unaudited)..........................     $     .92                $         .07          $         .78

10.  EARNINGS PER SHARE

     The Company discloses earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS No. 128"). It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                          (DOLLARS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                    For the Years Ended December 31,
                                             ----------------------------------------------------------------------------------
                                                        2001                        2000                       1999
                                             ----------------------------------------------------------------------------------
                                                 BASIC       DILUTED        BASIC        DILUTED       BASIC        DILUTED
                                             -----------   -----------   ------------ ------------  ------------  -------------
Net income excluding extraordinary items..   $    14,334   $    14,334   $       896  $        896  $      6,328  $      6,328
Add:  Minority interest allocation .......            --         5,650            --           649            --         5,592
                                             -----------   -----------   -----------  ------------  ------------  ------------
                                             $    14,334   $    19,984   $       896  $      1,545  $      6,328  $     11,920
                                             ===========   ===========   ===========  ============  ============  ============
Weighted average number of Common Shares
    outstanding ..........................    14,518,099    14,518,099     9,239,591     9,239,591     7,622,010     7,622,010
Weighted average Common Share/stock
    equivalents ..........................            --     6,891,924            --     7,659,281            --     7,188,807
                                             -----------   -----------   -----------  ------------  ------------  ------------
                                              14,518,099    21,410,023     9,239,591    16,898,872     7,622,010    14,810,817
                                             ===========   ===========   ===========  ============  ============  ============

Earnings per Common Share ................   $       .99   $       .93   $       .10  $        .09  $        .83  $        .80
                                             ===========   ===========   ===========  ============  ============  ============

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's weighted average stock equivalents consisted of the following:

                                                                       2001               2000              1999
                                                                       ----               ----              ----
Options and warrants..........................................           3,066              4,765           169,524
OP Units......................................................       6,888,858          7,654,516         7,019,283
                                                                   -----------        -----------       -----------
                                                                     6,891,924          7,659,281         7,188,807
                                                                   ===========        ===========       ===========

11.  COMMITMENTS AND CONTINGENCIES

     Six executive officers of the Company have employment agreements which provide for aggregate initial base compensation of $1.4 million subject to increases as approved by the Compensation Committee, among other incentive compensation.

     The Company has guaranteed bank loans of approximately $721,000 held by certain executives with which these executives acquired stock in the Company.

     The Company had $2.8 million and $450,000 in outstanding letters of credit at December 31, 2001 and 2000, respectively. Approximately $2.7 million of the letters of credit obligations outstanding at December 31, 2001 secure existing debt obligations of the Company.

     As discussed in Note 4, the Company has a joint and several guarantee of approximately $15.5 million of recourse construction debt, which matures in June 2004, associated with the 4 Points joint venture. In addition, the Company has guaranteed a $3.0 million land development loan outstanding by a Browning affiliate related to the development of Airtech Park, which matures in August 2002.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has leases for office space which require aggregate monthly payments of approximately $69,000, under leases which expire between April 2002 and April 2007. Additionally, the Company has various ground lease commitments for certain of the Properties. Future minimum lease payments under these non-cancelable operating leases are payable as follows:

                                                                                          (IN 000'S)
                                                                                     ------------------
              2002..............................................................         $       804
              2003..............................................................                 831
              2004..............................................................                 669
              2005..............................................................                 421
              2006..............................................................                 421
              Thereafter........................................................               4,813
                                                                                         -----------
              Total                                                                      $     7,959
                                                                                         ===========

     Rental expense for the above operating leases during 2001, 2000, and 1999 was $963,000, $813,000, and $523,000, respectively.

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

12.  INTERIM RESULTS (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (dollars in 000's, except per share amounts):

                                                                                      2001
                                                   ----------------------------------------------------------------------------
                                                                            THREE MONTH PERIOD ENDED
                                                      MARCH 31            JUNE 30           SEPTEMBER 30        DECEMBER 31
                                                      --------            -------           ------------        -----------
Revenue........................................      $  30,684           $  26,706           $  27,470          $  24,924
Income before gains/(losses) from equity method
  investments and gains on sales of assets.....          2,834               6,870               7,243              7,330
Equity in income/(losses) from equity method
  investments....................................         (129)                198                 386                668
Gains/(losses) on sales of assets..............            336                  --              10,025             (1,219)
Distributions to preferred unitholders.........         (1,931)             (1,932)             (1,747)            (1,447)
Minority interest of unitholders in Operating
  Partnership....................................          585              (1,211)             (4,180)              (844)
Extraordinary item - loss in early retirement of
  debt...........................................         (982)               (193)                (94)            (1,197)
                                                     ---------           ---------           ---------          ---------
Net income before income allocated to preferred
  shareholders.................................            713               3,732              11,633              3,291
Income allocated to preferred shareholders.....         (1,427)             (1,428)             (1,242)              (938)
                                                     ---------           ---------           ---------          ---------
Net income/(loss) available to common
  shareholders...................................    $    (714)          $   2,304           $  10,391          $   2,353
                                                     =========           =========           =========          =========
Basic earnings/(loss) per Common Share.........      $    (.08)          $     .17           $     .63          $     .13
                                                     =========           =========           =========          =========
Diluted earnings/(loss) per Common Share.......      $    (.08)          $     .17           $     .55          $     .13
                                                     =========           =========           =========          =========

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                      2000
                                                   ----------------------------------------------------------------------------
                                                                            THREE MONTH PERIOD ENDED
                                                      MARCH 31            JUNE 30           SEPTEMBER 30        DECEMBER 31
                                                      --------            -------           ------------        -----------
Revenue........................................      $   28,556          $   30,229          $   31,986         $   32,330
Income before equity in earnings (losses) from
  equity method investments and gains (losses)
  on sales of assets...........................           6,431               5,323              (4,017)             7,042
Equity in earnings (losses) from equity method
  investments..................................             249                 415                (248)              (489)
Gains (losses) on sales of assets..............             140                 484                (252)              (285)
Distributions to preferred unitholders.........          (1,317)             (1,702)             (1,924)            (1,932)
Minority interest of unitholders in Operating
  Partnership..................................          (1,628)             (1,250)              3,542             (1,313)
                                                     ----------          ----------        ------------         ----------
Net income before loss/income allocated to
  preferred shareholders.......................           3,875               3,270              (2,899)             3,023
Income allocated to preferred shareholders.....          (1,930)             (1,609)             (1,407)            (1,427)
                                                     ----------          ----------          ----------         ----------
Net income available to common shareholders....      $    1,945          $    1,661          $   (4,306)        $    1,596
                                                     ==========          ==========          ==========         ==========
Basic earnings per Common Share................      $      .21          $      .18          $     (.46)        $      .17
                                                     ==========          ==========          ==========         ==========
Diluted earnings per Common Share..............      $      .21          $      .17          $     (.46)        $      .17
                                                     ==========          ==========          ==========         ==========

     As discussed in Note 2, in the third quarter of 2000, the Company recorded an $11.3 million provision for asset valuation on certain assets which were accounted for as assets held for sale.

     As discussed in Note 2, in the first quarter of 2001, the Company recorded a $2.7 million cumulative adjustment to record depreciation expense on assets which were previously classified as held for sale.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SEGMENTS

     The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information."

     The Company's Chief Executive Officer and management assess and measure operating results based upon property level operating income on an individual asset basis within each of the Company's business segments. The Company considers its reportable segments to be office, industrial, multi-family and other based on geographic regions. Other properties consist of a community shopping center, which was sold in 1999, and an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information concerning the Company's reportable segments is shown in the following table (in 000's):

                                            REVENUE                               PROPERTY LEVEL OPERATING INCOME
                                    YEAR ENDED DECEMBER 31,                           YEAR ENDED DECEMBER 31,
                       -------------------------------------------------- -------------------------------------------------
                              2001             2000             1999              2001            2000            1999
                       --------------------------------------------------  ------------------------------------------------
INDUSTRIAL
New Jersey             $       25,827   $       32,249   $         9,278   $       21,684  $       26,721  $        7,697
Pennsylvania                   20,452           20,979            16,046           18,591          19,009          14,826
Indiana                         9,270            7,560             3,901            9,269           7,291           3,746
Ohio                            5,125            5,385             4,273            4,829           5,105           4,070
New York                        5,540            7,663             6,627            4,301           6,574           5,889
South Carolina                  7,199            7,476             7,071            6,310           6,648           6,280
                       --------------   --------------   ---------------   --------------  --------------  ---------------
                       $       73,413   $       81,312   $        47,196   $       64,984  $       71,348  $       42,508
                       ==============   ==============   ===============   ==============  ==============  ===============
OFFICE
New Jersey             $        6,355   $        7,573   $         7,219   $        5,467  $        6,535  $        6,212
Pennsylvania                    2,140            7,241             6,265            1,279           4,896           4,173
New York                       25,868           26,268            23,007           17,232          17,816          15,892
                       ---------------- ---------------- ----------------  - ------------- -------------- --------------
                       $       34,363   $       41,082   $        36,491   $       23,978  $       29,247  $       26,277
                       ================ ================ ================  =============== ============== ==============

Multi-Family and Other $          151   $          272   $           625   $          148  $          266  $          431
                       ================ ================ ================  =============== =============== ================

Other income (1)       $        1,857   $          435   $           214   $           --  $           --  $           --
                       ---------------- ---------------- ----------------  --------------- --------------- --------------

Total                  $      109,784   $      123,101   $        84,526   $       89,110  $      100,861  $       69,216
                       ================ ================ ================  =============== =============== ==============

                              INVESTMENT IN REAL ESTATE, AT COST               DEPRECIATION AND AMORTIZATION EXPENSE
                                    YEAR ENDED DECEMBER 31,                           YEAR ENDED DECEMBER 31,
                       -------------------------------------------------- ----------------------------------------------
                            2001             2000             1999             2001            2000            1999
                       -------------------------------------------------- -----------------------------------------------
INDUSTRIAL
New Jersey             $      188,973   $      310,460   $       225,603  $        6,783  $        6,112  $        1,894
Pennsylvania                  226,151          173,612           175,956           4,240           4,282           3,360
Indiana                        88,250           67,920            39,373           1,769           1,629             922
Ohio                           42,093           41,754            41,687           1,070           1,018             788
New York                       44,807           44,371            56,230           1,093           1,347           1,230
South Carolina                 64,793           66,020            65,861           1,883           1,878           1,616
                       --------------  ---------------   ---------------  --------------  --------------  --------------
                       $      655,067   $      704,137   $       604,710  $       16,838  $       16,266  $        9,810
                       ==============   ==============   ===============  ==============  ==============  ==============
OFFICE
New Jersey             $           --   $       59,688   $        59,573  $        2,821  $          109  $        1,597
Pennsylvania                   11,749           43,087            46,239             410             446           1,082
New York                      150,474          149,472           148,354           4,451           4,307           3,870
                       ---------------- ---------------- ---------------- --------------- --------------- --------------
                       $      162,223   $      252,247   $       254,166  $        7,682  $        4,862  $        6,549
                       ================ ================ ================ =============== =============== ==============

Multi-Family and
  Other                $          840   $        1,214   $         1,460  $           --  $           --  $           --
                       ================ ================ ================ =============== =============== ==============

Total                  $      818,130   $      957,598   $       860,336  $       24,520  $       21,128  $       16,359
                       ================ ================ ================ =============== =============== ==============

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                     CAPITAL EXPENDITURES                                PHYSICAL OCCUPANCY
                                    YEAR ENDED DECEMBER 31,                           YEAR ENDED DECEMBER 31,
                       -------------------------------------------------- ----------------------------------------------
                            2001             2000             1999             2001            2000            1999
                       -------------------------------------------------- ----------------------------------------------
INDUSTRIAL
New Jersey             $        1,002   $          558   $           311           99.2%          100.0%           99.8%
Pennsylvania                      383              286               159           95.2%           98.3%          100.0%
Indiana                            --               --                --          100.0%          100.0%          100.0%
Ohio                              318               66                13          100.0%           92.3%          100.0%
New York                          426              335               170           57.2%           99.0%           99.3%
South Carolina                    298              148               163           88.7%           78.8%           96.0%
                       --------------   --------------   ---------------  --------------  --------------  --------------
                       $        2,427   $        1,393   $           816           93.9%           95.4%           99.2%
                       ==============   ==============   ===============  ==============  ==============  ==============
OFFICE
New Jersey             $           89   $          112   $         1,024              --           98.7%           99.5%
Pennsylvania                      458              647               578           91.2%           89.7%           92.7%
New York                          733            2,208             1,061           93.4%           96.4%           97.1%
                       --------------   --------------   ---------------  --------------  --------------  --------------
                       $        1,280   $        2,967   $         2,663           93.2%           95.6%           96.9%
                       ==============   ==============   ===============  ==============  ==============  ==============

Multi-Family and
  Other                $           --   $           --   $            --          100.0%          100.0%          100.0%
                       ==============   ==============   ===============  ==============  ==============  ==============

Total                  $        3,707   $        4,360   $         3,479           93.9%           95.4%           98.9%
                       ==============   ==============   ===============  ==============  ==============  ==============

                                                             2001                2000                 1999
                                                      ---------------------------------------- -----------------
Segment property operating income as shown above      $         89,110    $        100,861     $          69,216
Provision for asset valuation                                       --             (11,300)                   --
Depreciation and amortization expense                          (24,520)            (21,128)              (16,359)
General and administrative expense                              (7,983)             (7,523)               (6,698)
Interest expense                                               (34,187)            (46,566)              (30,307)
Other income (1)                                                 1,857                 435                   214
                                                      ----------------   -----------------     -----------------
Income before equity in losses from equity method
   investments and gains on sales of assets           $         24,277    $         14,779     $          16,066
                                                      ================    ================     =================

(1) Amount consists of interest and other service income not allocated to a specific business segment.
(2) Property level Net Operating Income excludes depreciation and amortization expense.

                                  SCHEDULE II:
                             KEYSTONE PROPERTY TRUST
                        VALUATION AND QUALIFYING ACCOUNTS
                             AS OF DECEMBER 31, 2001
                                   (IN 000'S)

                                                                CHARGES TO
                                                BEGINNING         COSTS                                           ENDING
DESCRIPTION                                      BALANCE       AND EXPENSES     RECOVERIES      DEDUCTIONS       BALANCE
-----------                                      -------       ------------     ----------      ----------       -------
For year ended December 31, 2001:
   Allowance for doubtful accounts ........     $       250      $      232      $       --     $        --      $       482

For year ended December 31, 2000:
   Allowance for doubtful accounts.........     $        --      $      250      $       --     $        --      $       250

For year ended December 31, 1999:
   Allowance for doubtful accounts ........     $        --      $       --      $       --     $        --      $        --

                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                   (IN 000'S)

                                                                                                       COSTS
                                                                                                    CAPITALIZED
                                                                                                    SUB-SEQUENT
                                                                                                        TO
                                                             INITIAL COSTS                          ACQUISITION
                              LOCATION         (a)           -------------                                OR
 BUILDING ADDRESS            (CITY/STATE)   ENCUMBRANCES    LAND     BUILDINGS     TRANSFERS         COMPLETION
 ----------------            -----------   ------------    ----     ---------     ---------     ------------------
INDUSTRIAL
PROPERTIES:
 6813 Ruppsville  Road      Allentown, PA            --         286     1,591                --                --
 6829 Ruppsville  Road      Allentown, PA            --         615     3,485                --                --
 6831 Ruppsville  Road      Allentown, AP            --         404     2,289                --                --
 7220 Schantz Court         Allentown, PA            --         328     1,857                --                --
 7485 Industrial            Allentown, PA
   Boulevard                                         --       1,109     6,286                --                --
 7520 Morris Court          Allentown, PA            --       1,005     5,695                --                --
 7529 Morris Court          Allentown, PA            --       1,960    11,109                --                --
 7542 Morris Court          Allentown, PA            --       1,004     5,690                --                --
 7566 Morris Court          Allentown, PA            --         677     3,834                --                --
 7584 Morris Court          Allentown, PA            --         417     2,363                --                --
 7663 Morris Court          Allentown, PA            --         271     1,533                --                --
 2400, 2404, 2410
   Gettysburg Road          Camp Hill, PA            --       1,351     4,236                --               161
 811 Spangler Road          Camp Hill, PA            --         531     3,026                --                --
 1440 Sheffler
   Drive                    Chambersburg, PA         --       2,253    10,116                --                24
 1465 Nitterhouse Drive     Chambersburg, PA         --       3,191    11,944                --                20
 2294 Molly
   Pitcher Highway          Chambersburg, PA     16,739       1,894    19,661                --                85
 One Tabas Lane             Exton, PA                --         842     3,552                --                36
 Two Tabas Lane             Exton, PA             3,865       1,211     5,342                --               109
 21 Roadway Drive           Harrisburg, PA       11,666       2,332    13,217                --                79
 221 South 10th  Street     Lemoyne, PA          18,889       4,498    25,486                --               219
 420 Salem Church Road      Mechanicsburg PA     10,010       1,854    10,537                --                --
 75 Pleasant View  Drive    Mechanicsburg, PA        --         641     3,643                --                --
 1001, 1011 AIP
   Drive                    Middletown, PA        7,083       1,539     7,225                --               221
 1 Philips Drive            Mountaintop, PA       7,209       2,213     8,855                --                 6
 100 Oakhill Road           Mountaintop, PA          --         546     2,274                --                --
 1091 Arnold Road           Reading, PA              --         768     3,206                --                94
 1157 Arnold Road           Reading, PA              --       1,152     4,750                --                17
                                             --------------------------------------------------------------------
 SUBTOTAL
   PENNSYLVANIA
   INDUSTRIAL                                    75,461      34,886   182,802                --             1,071
                                             --------------------------------------------------------------------

 300 Enterprise Drive       Bellevue, OH          3,890         746     4,226                --                 2
 1311 Majestic  Drive       Fremont, OH           2,956         528     2,991                --                --
 1411 Majestic  Drive       Fremont, OH           3,670         671     3,803                --                --
 600 Hagerty Drive          Fremont, OH           2,621         467     2,648                --                 8
 605 Hagerty Drive          Fremont, OH           1,634         283     1,604                --                 5
 670 Hagerty Drive          Fremont, OH           2,173         405     2,294                --                 5
 800 Hagerty Drive          Fremont, OH             778         128       724                --                 5
 5555 Massillon Road        Green, OH                --       1,573     6,309                --                (2)
 16725 Square Drive         Marysville, OH        2,179         564     2,459                --                51
 1030 South
   Edgewood Drive           Urbana, OH               --         782     2,293                --               782
 3530 East Pike             Zanesville, OH        4,475       1,002     4,685                --                33
                                             --------------------------------------------------------------------
 SUBTOTAL OHIO
   INDUSTRIAL                                    24,376       7,149    34,036                --               889
                                             --------------------------------------------------------------------

 21 Cranbury Road           Cranbury, NJ         27,700       5,856    31,688                72               298
 24 Abeel Road              Cranbury, NJ             --         292     1,435                 3                 9
 34 Englehard Drive         Cranbury, NJ             --       1,467     8,381                --                82
 400 Cabot Drive            Hamilton
                              Twp., NJ           18,631       3,468    19,653                44                52
 2 Volvo Drive              Rockleigh, NJ            (d)        994     4,192                --                 1
 30 Stults Road             S.Brunswick, NJ       2,606         395     2,469                 7               635
 301-321 Herrod
   Boulevard                S.Brunswick, NJ      16,734       3,777    21,376                47                14
 Four Applegate             Washington
                              Twp., NJ            9,727       2,243    12,713                30                 7
 5 Henderson Drive          West
                              Caldwell,
                              NJ                     (d)      1,684     9,545                22               835
                                             --------------------------------------------------------------------
 SUBTOTAL NEW
   JERSEY INDUSTRIAL                             75,398      20,176   111,452               225             1,933
                                             --------------------------------------------------------------------

 351 West 10th Street       Indianapolis, IN      2,300         547     3,105                --                --
 4400 West 96th Street      Indianapolis, IN      5,734       1,384     7,845                --                43
 6402 Corporate Drive       Indianapolis, IN      6,015       1,250     7,424                --                39
 8677 Logo Court            Indianapolis, IN      8,798       2,547    15,109                --                79
 501 Airtech Drive          Plainfield, IN       19,500       4,272    24,275                --                --
 558 Airtech Drive          Plainfield, IN       14,947       1,984    15,040                --             3,264
                                             --------------------------------------------------------------------
 SUBTOTAL INDIANA
   INDUSTRIAL                                    57,294      11,984    72,798                --             3,425
                                             --------------------------------------------------------------------

 104 Hidden Lake Circle     Duncan, SC               (d)        697     3,947                --                11
 120 Hidden Lake Circle     Duncan, SC               --       1,463     8,292                --                --
 Augusta Road               Greenville, SC
   Industrial Park                                   --       1,129     6,405                --                45
 Rocky Creek
   Business Park            Greenville, SC           --         617     3,499            (1,539)(e)            69
 White Horse Road
   Industrial Park          Greenville, SC           --       1,272     7,218                --               175
 1221 South
   Batesville Road          Greer, SC                --       1,497     8,498                --               450
 Buncombe Road
   Industrial Park          Greer, SC                --       1,010     5,734                --               132
 Outlaw Industrial
   Park                     Greer, SC                --         790     4,483                --                58
 Piedmont Highway
   Industrial Park          Piedmont, SC             --       1,310     7,433                --                64
                                             --------------------------------------------------------------------
 SUBTOTAL SOUTH
   CAROLINA
   INDUSTRIAL                                        --       9,785    55,509            (1,539)            1,004
                                             --------------------------------------------------------------------

 Northeast
   Industrial Park          Albany, NY            3,257       1,340     5,472                --               134
 Bldg. 21
   Northeast
   Industrial Park          Albany, NY            3,388         971     3,964                --                37
 Bldg 22
   Northeast
   Industrial Park          Albany, NY            6,275       1,254     5,124                --               153
 Bldg. 8
   4 Marway Circle          Gates, NY             1,186         289     1,161                --               377
 5 Marway Circle            Gates, NY             1,014         248       995                --                84
 8 Marway Circle            Gates, NY             1,243         289     1,161                --                --
 4472 & 4480
   Steelway Blvd.           Liverpool, NY        10,818       2,611    10,375                --               259
 Mount Ebo                  Mount Ebo, NY            (d)      1,495     6,990                --                --
                                             --------------------------------------------------------------------
 SUBTOTAL NEW YORK
   INDUSTRIAL                                    27,181       8,497    35,242                --             1,044
                                             --------------------------------------------------------------------

 SUBTOTAL
   INDUSTRIAL
   PROPERTIES                                   259,710      92,477   491,839            (1,314)            9,366
                                             --------------------------------------------------------------------

 OFFICE:
 Corporate Center 15        Mechanicsburg, PA        --       1,226     3,270                --               728
 Treeview
   Corporate Center         Wyomissing, PA           --       1,412     4,608                --               499
                                             --------------------------------------------------------------------
 SUBTOTAL
   PENNSYLVANIA
   OFFICE                                            --       2,638     7,878                --             1,227
                                             --------------------------------------------------------------------

 13 Columbia Circle         Albany, NY               --         441     1,883                --                17
 15 Columbia Circle         Albany, NY            6,809       1,843     8,076                --                45
 17 Columbia Circle         Albany, NY               --       1,330     5,683                --                17
 8 Airline Drive            Albany, NY               --       1,298     5,300                --                17
 Nine Columbia  Circle      Albany, NY               --         218       891                --               110

 One Columbia  Circle       Albany, NY               (d)      1,365     5,822                --                71
 Three Columbia  Circle     Albany, NY            5,021       1,533     6,522                --               180
 5000 Campuswood Drive      East Syracuse, NY        (d)        373     2,611                --               175
 5009 Campuswood Drive      East Syracuse, NY       503         144       625                --                 5
 5010 Campuswood  Drive     East Syracuse, NY     4,363         767     6,516                --               425
 5015 Campuswood Drive      East Syracuse, NY     7,007         876     9,732                --               608
 125 Indigo Creek Drive     Greece, NY               --         524     3,012                --                --
 6 British                  Latham, NY               --         780     3,082                --               135
 American Boulevard
   1045 James Street        Syracuse, NY          2,910         716     4,564                --                26
 250 South Clinton
   Street                   Syracuse, NY         16,111       4,135    23,782                --             1,076
 308 Maltbie Street         Syracuse, NY             --         325     1,870                --               388
 400 West Division          Syracuse, NY             --         562     3,231                --                 3
   Street
 507 Franklin Square        Syracuse, NY          5,059       1,372     7,890                --                38
 One Clinton Square         Syracuse, NY          1,634         371     2,132                --               109
 One Park Place             Syracuse, NY          8,642       3,203    20,593                --               960
                                             --------------------------------------------------------------------
 SUBTOTAL NEW YORK
   OFFICE                                        58,059      22,176   123,817                --             4,405
                                             --------------------------------------------------------------------
 SUBTOTAL OFFICE
   PROPERTIES                                    58,059      24,814   131,695                --             5,632
                                             --------------------------------------------------------------------
 TOTAL ALL
   PROPERTIES                                   317,769(b)  117,291   623,534            (1,314)           15,288
                                             ====================================================================

                          GROSS AMOUNT CARRIED AT
                             CLOSE OF PERIOD
                        ---------------------------
                              BUILDING                   ACCUMULATED                         YEAR
                                AND                     DEPRECIATION              YEAR       BUILT/       DEPRECIABLE
                        LAND IMPROVEMENTS    TOTAL       12/31/01               ACQUIRED    RENOVATED       YEAR(S)
                        ---- ------------    -----      ------------            --------     ---------     ----------
INDUSTRIAL
  PROPERTIES:
 6813 Ruppsville
   Road                  295     1,672       1,967                  --             2001        1984              (c)
 6829 Ruppsville
   Road                  492     2,785       3,277                  --             2001        1986              (c)
 6831 Ruppsville
   Road                  393     2,224       2,617                  --             2001        1987              (c)
 7220 Schantz Court      335     1,902       2,237                  --             2001        1995              (c)
 7485 Industrial
   Boulevard           1,127     6,384       7,511                  --             2001        1990              (c)
 7520 Morris Court       909     5,155       6,064                  --             2001        1989              (c)
 7529 Morris Court     1,946    11,027      12,973                  --             2001        1998              (c)
 7542 Morris Court     1,029     5,831       6,860                  --             2001        1997              (c)
 7566 Morris Court       812     4,606       5,418                  --             2001        1991              (c)
 7584 Morris Court       427     2,419       2,846                  --             2001        1990              (c)
 7663 Morris Court       305     1,727       2,032                  --             2001        1988              (c)
 2400, 2404, 2410
 Gettysburg Road       1,351     4,397       5,748                (470)            1998        1950/60/93        (c)
 811 Spangler Road       531     3,026       3,557                 (65)            2001        1968              (c)
 1440 Sheffler Drive   2,253    10,140      12,393                (922)            1998        1996              (c)
 1465 Nitterhouse
   Drive               3,191    11,964      15,155              (1,082)            1998        1995              (c)
 2294 Molly
 Pitcher Highway       1,894    19,746      21,640              (1,786)            1998        1960/85/91        (c)
 One Tabas Lane          842     3,588       4,430                (408)            1997        1968              (c)
 Two Tabas Lane        1,211     5,451       6,662                (618)            1997        1970              (c)
 21 Roadway Drive      2,332    13,296      15,628                (789)            1999        1988              (c)
 221 South 10th
   Street              4,518    25,685      30,203              (1,584)            1999        1955/96/97        (c)
 420 Salem Church
  Road                 1,854    10,537      12,391                (301)            2001        1973/75           (c)
 75 Pleasant View
   Drive                 641     3,643       4,284                 (95)            2001        1977              (c)
 1001, 1011 AIP
   Drive               1,539     7,446       8,985                (788)            1998        1991/92           (c)
 1 Philips Drive       2,213     8,861      11,074              (1,012)            1998        1990/91/94        (c)
 100 Oakhill Road        546     2,274       2,820                (245)            1997        1996              (c)
 1091 Arnold Road        768     3,300       4,068                (372)            1997        1996              (c)
 1157 Arnold Road      1,152     4,767       5,919                (549)            1997        1995              (c)
                     --------------------------------------------------
 SUBTOTAL
   PENNSYLVANIA
   INDUSTRIAL         34,906   183,853     218,759             (11,086)
                     --------------------------------------------------
 300 Enterprise
   Drive                 746     4,228       4,974                (272)            1999        1998              (c)
 1311 Majestic
   Drive                 528     2,991       3,519                (192)            1999        1993              (c)
 1411 Majestic
   Drive                 671     3,803       4,474                (299)            1999        1995              (c)
 600 Hagerty Drive       467     2,656       3,123                (208)            1999        1980/86/97        (c)
 605 Hagerty Drive       283     1,609       1,892                (126)            1999        1991              (c)
 670 Hagerty Drive       405     2,299       2,704                (180)            1999        1980/88/90        (c)
 800 Hagerty Drive       128       729         857                 (57)            1999        1987/88           (c)
 5555 Massillon Road   1,567     6,313       7,880                (615)            1998        1996              (c)
 16725 Square Drive      564     2,510       3,074                (250)            1998        1988              (c)
 1030 South
   Edgewood Drive        782     3,075       3,857                (295)            1998        1991              (c)
 3530 East Pike        1,002     4,718       5,720                (470)            1998        1991              (c)
                     --------------------------------------------------
 SUBTOTAL OHIO
   INDUSTRIAL          7,143    34,931      42,074              (2,964)
                     --------------------------------------------------
 21 Cranbury Road      5,856    32,508      37,914              (2,049)            1999        1998              (c)
 24 Abeel Road           292     1,447       1,739                 (93)            1999        1979              (c)
 34 Englehard Drive    1,467     8,463       9,930                (542)            1999        1979              (c)
 400 Cabot Drive       3,468    19,749      23,217                (938)            2000        1989              (c)
 2 Volvo Drive           994     4,193       5,187                (479)            1997        1966/92           (c)
 30 Stults Road          395     3,111       3,506                (227)            2000        1974              (c)
 301-321 Herrod
   Boulevard           3,777    21,437      25,214              (1,377)            1999        1988/89           (c)
 Four Applegate        2,243    12,750      14,993                (607)            2000        1998              (c)
 5 Henderson Drive     1,684    10,402      12,086                (473)            2000        1967/72/80/91     (c)
                     --------------------------------------------------
 SUBTOTAL NEW
   JERSEY INDUSTRIAL  20,176   113,610     133,786              (6,785)
                     --------------------------------------------------
 351 West 10th
   Street                547     3,105       3,652                (229)            1999        1999              (c)
 4400 West 96th
   Street              1,391     7,881       9,272                (694)            1998        1998              (c)
 6402 Corporate
   Drive               1,256     7,457       8,713                (657)            1998        1995/1996         (c)
 8677 Logo Court       2,559    15,176      17,735              (1,337)            1998        1991              (c)
 501 Airtech Drive     4,272    24,275      28,547              (1,387)            2000        2001              (c)
 558 Airtech Drive     5,247    15,041      20,288                 (41)            2001        2001              (c)
                     --------------------------------------------------
 SUBTOTAL INDIANA
   INDUSTRIAL         15,272    72,935      88,207              (4,345)
                     --------------------------------------------------

 104 Hidden Lake
   Circle                697     3,958       4,655                (235)            1999        1986/92           (c)
 120 Hidden Lake
   Circle              1,463     8,292       9,755                (651)            1999        1998              (c)
 Augusta Road
   Industrial Park     1,130     6,449       7,579                (552)            1998        1995/1996         (c)
 Rocky Creek
   Business Park         385     2,261       2,646                (228)            1998        1996              (c)
 White Horse Road
   Industrial Park     1,273     7,392       8,665                (634)            1998        1987              (c)
 1221 South
   Batesville Road     1,499     8,946      10,445                (747)            1998        1968/80/84        (c)
 Buncombe Road
   Industrial Park     1,011     5,865       6,876                (499)            1998        1985              (c)
 Outlaw Industrial
   Park                  791     4,540       5,331                (391)            1998        1970              (c)
 Piedmont Highway
   Industrial Park     1,311     7,497       8,808                (642)            1998        1994              (c)
                     --------------------------------------------------
 SUBTOTAL SOUTH
   CAROLINA
   INDUSTRIAL          9,560    55,200      64,760              (4,579)
                     --------------------------------------------------
 Northeast
 Industrial Park       1,340     5,606       6,946                (581)            1998        1988-1989         (c)
 Bldg. 21
 Northeast
 Industrial Park         971     4,001       4,972                (417)            1998        1988-1989         (c)
 Bldg 22
 Northeast
 Industrial Park       1,254     5,277       6,531                (548)            1998        1947              (c)
 Bldg. 8
   4 Marway Circle       289     1,538       1,827                (140)            1998        1976/77           (c)
 5 Marway Circle         248     1,079       1,327                (115)            1998        1976/77           (c)
 8 Marway Circle         289     1,161       1,450                (116)            1998        1976/77           (c)
 4472 & 4480           2,611    10,634      13,245              (1,120)            1998        1972/77/78        (c)
 Steelway Blvd.
   Mount Ebo           1,495     6,990       8,485                (449)            1999        1992              (c)
                     --------------------------------------------------
 SUBTOTAL NEW YORK
   INDUSTRIAL          8,497    36,286      44,783              (3,486)
                     --------------------------------------------------
 SUBTOTAL
   INDUSTRIAL
   PROPERTIES         95,554   496,815     592,369             (33,245)
                     --------------------------------------------------

 OFFICE:
 Corporate Center  15  1,226     3,998       5,224                (552)            1998        1988              (c)
 Treeview
   Corporate Center    1,412     5,107       6,519                (534)            1998        1989              (c)
                     --------------------------------------------------
 SUBTOTAL
   PENNSYLVANIA
   OFFICE              2,638     9,105      11,743              (1,086)
                     --------------------------------------------------

 13 Columbia Circle      441     1,900       2,341                (198)            1998        1991/96           (c)
 15 Columbia Circle    1,843     8,121       9,964                (851)            1998        1991/96           (c)
 17 Columbia Circle    1,330     5,700       7,030                (597)            1998        1991/96           (c)
 8 Airline Drive       1,298     5,317       6,615                (557)            1998        1997              (c)
 Nine Columbia
   Circle                218     1,001       1,219                (155)            1998        1991/96           (c)
 One Columbia
   Circle              1,365     5,893       7,258                (656)            1998        1991/96           (c)
 Three Columbia
   Circle              1,533     6,702       8,235                (760)            1998        1991/96           (c)
 5000 Campuswood
   Drive                 373     2,786       3,159                (310)            1998        1988              (c)
 5009 Campuswood
   Drive                 144       630         774                 (60)            1998        1989              (c)
 5010 Campuswood
   Drive                 767     6,941       7,708                (796)            1998        1989              (c)
 5015 Campuswood
   Drive                 876    10,340      11,216                (997)            1998        1991              (c)
 125 Indigo Creek
   Drive                 524     3,012       3,536                (287)            1998        1994              (c)
 6 British
 American Boulevard      780     3,217       3,997                (371)            1998        1981              (c)
 1045 James Street       716     4,590       5,306                (436)            1998        1976/80           (c)
 250 South Clinton
   Street              4,135    24,858      28,993              (2,487)            1998        1990              (c)
 308 Maltbie Street      325     2,258       2,583                (293)            1998        1943              (c)
 400 West Division
   Street                562     3,234       3,796                (308)            1998        1992              (c)
 507 Franklin
   Square              1,372     7,928       9,300                (778)            1998        1991              (c)
 One Clinton Square      371     2,241       2,612                (216)            1998        1975              (c)
 One Park Place        3,204    21,552      24,756              (1,695)            1999        1983              (c)
                     -------------------------------------------------
 SUBTOTAL NEW YORK
   OFFICE             22,177   128,221     150,398             (12,808)
                     --------------------------------------------------
 SUBTOTAL OFFICE
   PROPERTIES        24,815    137,326     162,141             (13,894)
                     --------------------------------------------------
 TOTAL ALL
   PROPERTIES        120,369(b)634,431     754,800             (47,192)
                      =================================================

                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                   (IN 000'S)

NOTES:

(a)  See description of encumbrances in Item 1 - Summary of Indebtedness

(b) Reconciliation of encumbrances as shown above to total consolidated debt, excluding unamortized debt premiums of $1.9 million at December 31, 2001 is as follows:

             Amount shown above                                             $       317,769
             Debt related to development or construction in progress                 15,912
             Working capital facility and unsecured credit facility                  99,466
                                                                            --------------------
                           Total consolidated debt, excluding debt premiums $       433,147
                                                                            ====================

(c)  Depreciation is computed based on the following estimated lives:

            Buildings and Improvements                    35 years
            Tenant/Leasehold Improvements                 Life of Lease
            Furniture, Fixtures and Equipment             5 to 10 years

(d) These properties collateralize a $10.0 million working capital facility, of which $6.5 million is outstanding at December 31, 2001.

(e) Reduction in basis due to disposition of one property in this industrial park in 2001.

At December 31, 2001, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $651.8 million.

Summary of Real Estate and Accumulated Depreciation Activity:

                                             2001                             2000                           1999
                                  --------------------------------------------------------------------------------------------
                                                  Accumulated                      Accumulated                   Accumulated
                                     Cost (1)     Depreciation       Cost (1)      Depreciation      Cost (1)    Depreciation
                                  --------------------------------------------------------------------------------------------
Balance at beginning of year        $ 928,018       $ 40,558         $841,106        $22,396         $541,126      $ 6,867
Property acquisitions                 102,493             --          133,207             --          304,704           --
Capital improvements                    4,341             --            4,360             --            3,479           --
Transfers                              (1,314)            --               --             --               --           --
Properties sold                      (278,738)       (15,633)         (50,655)        (1,528)          (8,239)        (202)
Depreciation expense                       --         22,267               --         19,690               --       15,731
                                  --------------------------------------------------------------------------------------------
Balance at end of year              $ 754,800       $ 47,192         $928,018        $40,558         $841,106      $22,396
                                  ============================================================================================

     (1) These balances exclude development and construction-in-progress and the Company's investment in a direct financing lease.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KEYSTONE PROPERTY TRUST

                                      By: /s/ Jeffrey E. Kelter
                                           -------------------------------
                                          Jeffrey E. Kelter
                                          President and Chief Executive Officer
                                          Date:  April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                TITLE                              DATE
         ---------                -----                              ----
     /s/JEFFREY E. KELTER         President, Chief Executive      April 1, 2002
-----------------------------     Officer and Trustee
     Jeffrey E. Kelter

     /s/DAVID F. MCBRIDE          Chairman and Trustee            April 1, 2002
-----------------------------
     David F. McBride

     /s/TIMOTHY E. MCKENNA        Senior Vice President           April 1, 2002
-----------------------------     and Chief Financial Officer
     Timothy E. McKenna

     /s/J. PETER LLOYD            Vice President                  April 1, 2002
-----------------------------     and Corporate Controller
     J. Peter Lloyd

     /s/DONALD E. CALLAGHAN       Trustee                         April 1, 2002
-----------------------------
     Donald E. Callaghan

     /s/FRANCESCO GALESI          Trustee                         April 1, 2002
-----------------------------
     Francesco Galesi

     /s/MICHAEL J. FALCONE        Trustee                         April 1, 2002
-----------------------------
     Michael J. Falcone

     /s/JONATHAN D. EILIAN        Trustee                         April 1, 2002
-----------------------------
     Jonathan D. Eilian

     /s/ SCOTT H. RECHLER         Trustee                         April 1, 2002
-----------------------------
     Scott H. Rechler

     /s/JOHN S. MOODY             Trustee                         April 1, 2002
-----------------------------
     John S. Moody

     /s/DAVID M. SHERMAN          Trustee                         April 1, 2002
-----------------------------
     David M. Sherman