Form 10-Q
period 2002-03-31
KEYSTONE PROPERTY TRUST
filed 2002-05-15
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 2002.
                                     --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________  to __________________

Commission file number 1-12514
                       -------

                             KEYSTONE PROPERTY TRUST
                      -------------------------------------
       (Exact name of registrant as specified in its declaration of trust)

             MARYLAND                              84-1246585
   -------------------------------            -------------------
   (State or other jurisdiction of               (IRS Employer
   incorporation or organization)              Identification No.)


     200 FOUR FALLS CORPORATE CENTER, SUITE 208, WEST CONSHOHOCKEN, PA 19428
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (484) 530-1800
                            ------------------------
                         (Registrant's telephone number)


        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     A total of 18,623,374 common shares of beneficial interest of the registrant's common equity were outstanding as of May 15, 2002.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001                                                                3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2002 and 2001                                           4

          Consolidated Statements of Cash Flows
          for the three months ended March 31, 2002 and 2001                                   5

          Notes to Consolidated Financial Statements                                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                 15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                          22

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                   22

Item 2.   Changes in Securities and Use of Proceeds                                           22

Item 3.   Defaults Upon Senior Securities                                                     22

Item 4.   Submission of Matters To a Vote of Security Holders                                 22

Item 5.   Other Information                                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                                    23

SIGNATURES OF REGISTRANT                                                                      24

ITEM 1. PART I - FINANCIAL INFORMATION

                            KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)

                                                                              MARCH 31, 2002     DECEMBER 31, 2001
                                                                              --------------     ------------------
                                                                               (UNAUDITED)
                               ASSETS
INVESTMENT IN REAL ESTATE:
     Land and land improvements.......................................       $       118,958      $       120,369
     Buildings and improvements.......................................               630,036              634,431
     Development and construction-in-progress.........................                65,709               62,337
     Investment in direct financing lease.............................                   743                  840
                                                                             ---------------      ---------------
                                                                                     815,446              817,977
     Less - Accumulated depreciation..................................               (51,378)             (47,192)
                                                                             ---------------      ----------------
        Total investment in real estate, net..........................               764,068              770,785

CASH AND CASH EQUIVALENTS.............................................                 1,978                1,975
RESTRICTED CASH AND CASH ESCROWS......................................                 5,316                4,867
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent
     receivable of $7,092 and $6,719 in 2002 and 2001, respectively, net of allowance for bad debts of $463 and $482 in 2002 and
     2001, respectively...............................................                 12,850               11,592
DEFERRED FINANCING COSTS, net of accumulated amortization of
     $1,729 and $1,487 in  2002 and 2001, respectively................                  4,235                4,314
DEFERRED LEASING COSTS, net of accumulated amortization of
     $3,315 and $2,855 in 2002 and 2001, respectively.................                  8,345                6,949
EQUITY METHOD INVESTMENTS.............................................                 21,368               21,863
OTHER ASSETS..........................................................                  5,338                5,168
                                                                              ---------------      ---------------
         Total assets.................................................        $       823,498      $       827,513
                                                                              ===============       ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Mortgage notes payable and unsecured revolving credit facility, including unamortized premiums on assumed indebtedness
         of $1,704 and $1,989 in 2002 and 2001, respectively..........       $       438,267      $       435,136
     Accounts payable.................................................                 1,351                3,076
     Dividends and distributions payable..............................                 1,470                1,648
     Accrued interest payable.........................................                 2,116                1,144
     Accrued expenses and other liabilities...........................                 8,092               11,265
     Deferred rent revenue............................................                 3,243                3,322
                                                                             ---------------      ---------------
         Total liabilities............................................               454,539              455,591
                                                                             ---------------      ---------------

MINORITY INTEREST, 6,331,705 and 6,356,885 units outstanding in 2002
     and 2001, respectively............................................               47,527               48,698

CONVERTIBLE PREFERRED UNITS............................................               60,392               60,392

COMMITMENTS AND CONTINGENCIES..........................................                   --                   --

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding in 2002 and 2001,
     liquidation preference of $20,000................................                     1                    1
  Convertible Preferred Stock, Series B; $.001 par value; 4,200,000
     shares authorized; none issued and outstanding in 2002 and 2001..                    --                   --
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2002 and 2001,
     liquidation preference of $20,000................................                     1                    1
  Common Shares, $.001 par value; 59,200,000 authorized; 18,439,926 and 18,397,625 shares issued and outstanding in 2002 and 2001,
     respectively.....................................................                    18                   18
     Additional paid-in capital.......................................               283,083              282,503
     Loans to executives and employees to purchase Common Shares......                (6,127)              (6,127)
     Cumulative net income............................................                39,371               35,850
     Cumulative distributions.........................................               (55,307)             (49,414)
                                                                             ----------------     ----------------
         Total shareholders' equity...................................               261,040              262,832
                                                                             ---------------      ---------------
         Total liabilities and shareholders' equity                          $       823,498      $       827,513
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

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------------
                                                                                        2002               2001
                                                                                     ------------       ----------
REVENUE:
    Rents ......................................................................     $     22,104      $     26,173
    Reimbursement revenue and other income .....................................            3,415             4,511
                                                                                     ------------      ------------
        Total revenue ..........................................................           25,519            30,684
                                                                                     ------------      ------------

OPERATING EXPENSES:
    Property operating expenses ................................................            1,872             2,811
    Real estate taxes ..........................................................            2,568             2,778
    General and administrative .................................................            2,046             2,166
    Depreciation and amortization ..............................................            5,306             8,731
    Interest expense ...........................................................            6,062            11,364
                                                                                     ------------      ------------
        Total operating expenses ...............................................           17,854            27,850
                                                                                     ------------      ------------

Income before equity in income from equity method investments and gains/(losses)
    on sales of assets .........................................................            7,665             2,834
Equity in income / (losses) from equity method investments .....................               62              (129)
(Losses) / gains on sales of assets ............................................             (430)              336
                                                                                     ------------      ------------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, extraordinary items and income
    allocated to preferred shareholders ........................................            7,297             3,041
Distributions to preferred unitholders .........................................           (1,446)           (1,931)
                                                                                     ------------      ------------
Income before minority interest of unitholders in Operating Partnership,
    extraordinary items and income allocated to preferred shareholders .........            5,851             1,110
Minority interest of unitholders in Operating Partnership ......................           (1,214)              585
                                                                                     ------------      ------------
Income before extraordinary items ..............................................            4,637             1,695

Extraordinary items-loss on early retirement of debt ...........................             (178)             (982)
                                                                                     ------------      ------------

INCOME BEFORE INCOME ALLOCATED TO PREFERRED SHAREHOLDERS .......................            4,459               713

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS .....................................             (938)           (1,427)
                                                                                     ------------      ------------

NET INCOME / (LOSS) ALLOCATED TO COMMON SHAREHOLDERS ...........................     $      3,521      $       (714)
                                                                                     ============      ============

EARNINGS/(LOSS) PER COMMON SHARE - BASIC:
    Net income / (loss) per Common Share before extraordinary items ............     $       0.20      $      (0.02)
    Extraordinary items ........................................................            (0.01)            (0.06)
                                                                                     ------------      ------------
    Net income / (loss) per Common Share - Basic ...............................     $       0.19      $      (0.08)
                                                                                     ============      ============

WEIGHTED AVERAGE COMMON SHARES - BASIC .........................................       18,417,002         9,342,775
                                                                                     ============      ============

EARNINGS/(LOSS) PER COMMON SHARE - DILUTED:
    Net income / (loss) per Common Share before extraordinary items ............     $       0.20      $      (0.02)
    Extraordinary items ........................................................            (0.01)            (0.06)
                                                                                     ------------      ------------
    Net income / (loss) per Common Share - Diluted .............................     $       0.19      $      (0.08)
                                                                                     ============      ============

WEIGHTED AVERAGE COMMON SHARES - DILUTED .......................................       24,817,815        17,016,552
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

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       -----------------------------------
                                                                              2002          2001
                                                                            --------      --------
OPERATING ACTIVITIES:
   Net income / (loss) allocated to common shareholders ...............     $  3,521      $   (714)
   Adjustments to reconcile net income/(loss) allocated to common shareholders to net cash provided by operating activities:
       Depreciation and amortization ..................................        5,306         9,193
       Amortization of deferred financing costs .......................          260          --
       Amortization of debt premiums ..................................         (286)         (155)
       Non-cash compensation charges ..................................           79            48
       Bad debt provision .............................................         --             125
       Loss/(gains) on sales of assets ................................          430          (336)
       Extraordinary items ............................................          178           982
       Straight-line rental income ....................................         (446)         (821)
       Decrease in investment in direct financing lease ...............           97            89
       Equity in (income)/losses from equity method investments .......          (62)          129
       Income allocated to preferred shareholders and preferred
         unitholders..................................................         2,384         3,358
       Minority interest ..............................................        1,214          (585)
       Cash provided by/(used in)
         Accounts receivable ..........................................         (866)           82
         Other assets .................................................         (170)       (2,263)
         Accounts payable, accrued expenses and other liabilities .....       (4,005)       (1,296)
         Deferred rent revenue ........................................          (79)          422
                                                                            --------      --------
           Net cash provided by operating activities ..................     $  7,555      $  8,258
                                                                            --------      --------

INVESTING ACTIVITIES:
   Increase in restricted cash ........................................     $   (449)     $ (4,435)
   Properties acquired ................................................         --         (16,316)
   Advances and capital contributions to equity method investments ....         (216)       (3,529)
   Repayments of advances and distributions from equity
     method investments ...............................................          743          --
   Capital expenditures ...............................................         (677)         (953)
   Development and construction-in-progress expenditures ..............       (3,372)       (6,320)
   Payment of leasing commissions .....................................       (2,005)         (959)
   Proceeds from sales of assets, net .................................        5,729        84,791
                                                                            --------      --------
           Net cash (used in)/provided by investing activities ........     $   (247)     $ 52,279
                                                                            --------      --------
FINANCING ACTIVITIES:
  Dividends paid on Common Shares .....................................     $ (5,893)     $ (2,916)
  Distributions paid on Convertible Preferred Stock and Convertible
     Preferred Units ..................................................       (2,562)       (3,358)
  Distributions paid on OP Units ......................................       (2,061)       (2,378)
  Proceeds from mortgage notes payable ................................          123         6,763
  Repayments of mortgage notes payable ................................       (4,806)      (41,920)
  Payments of deferred financing and early debt retirement costs ......         (206)       (1,163)
  Net borrowings/(repayments) under Credit Facility ...................        8,100       (19,196)
                                                                            --------      --------
           Net cash (used in) financing activities ....................     $ (7,305)     $(64,168)
                                                                            --------      --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ..................     $      3      $ (3,631)

CASH AND CASH EQUIVALENTS, beginning of period ........................        1,975         3,668
                                                                            --------      --------

CASH AND CASH EQUIVALENTS, end of period ..............................     $  1,978      $     37
                                                                            ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest (net of capitalized interest) .............     $  2,828      $ 11,487
                                                                            ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND OPERATIONS

     Keystone Property Trust (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which is organized as a Maryland REIT. The properties are owned by Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the "Management Company"), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of March 31, 2002, the Company owned 102 industrial and 21 office properties aggregating approximately 21.8 million square feet and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, Northern and Central New Jersey, Indianapolis, Indiana, New York State, Ohio, and Greenville, South Carolina and had an overall physical occupancy of 93.6% as of March 31, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2002 and 2001, the results of its operations for the three month periods ended March 31, 2002 and 2001, and its cash flows for the three month periods ended March 31, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

     PRINCIPLES OF CONSOLIDATION

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 70% at March 31, 2002. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     REAL ESTATE INVESTMENTS

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

     The Company accounts for properties as assets held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." The Company assesses the materiality of the gain or loss from any asset sales along with the associated operating income of the respective assets disposed in order to determine whether the disposition of such assets should be reported as a discontinued operation. In accordance with SFAS No. 121, the Company suspends depreciation charges on assets held for sale as of the date disposition plans are adopted. During the first quarter of 2001, the Company ceased marketing of certain properties aggregating approximately $79 million in net book value previously accounted for as assets held for sale and placed these assets back into service as assets held for investment. The Company recorded a cumulative adjustment during the first quarter of 2001 of approximately $2.7 million to catch-up depreciation expense on these assets for the period these assets were classified as assets held for sale.

     CAPITALIZATION POLICY

     The Company capitalizes all direct and indirect costs, including interest and payroll costs, associated with real estate assets under construction and land under development by the Company and by its joint ventures. During the three month periods ended March 31, 2002 and 2001, the Company capitalized approximately $944,000 and $513,000, respectively, of interest costs related to construction and development in progress. In the first quarter of 2002 and 2001, the Company capitalized $464,000 and $465,000, respectively, of payroll costs for construction and development in progress.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE

     The Company reports Earnings per Share ("EPS") in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128"). It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2002 and 2001 (amounts in thousands, except share and per share data):


FOR THE THREE MONTHS ENDED MARCH 31,                            2002                           2001
------------------------------------               ---------------------------     ---------------------------
                                                      BASIC          DILUTED          BASIC           DILUTED
                                                      -----          -------          -----           -------
Net income/(loss)                                  $      3,521   $       3,521    $      (714)   $       (714)
Add:  Minority interest allocation                          ---           1,214             ---           (585)
                                                   ------------   -------------    ------------   -------------
   Total - numerator                               $      3,521   $       4,735    $      (714)   $     (1,299)
                                                   ============   =============    ============   =============

Weighted average number of shares outstanding        18,417,002      18,417,002       9,342,775       9,342,775
Stock equivalents (1):
                  Options and warrants (2)                  ---          49,037             ---           5,150
                  Convertible OP Units                      ---       6,351,776             ---       7,668,627
                                                   ------------   -------------    ------------   -------------
   Total - denominator                               18,417,002      24,817,815       9,342,775      17,016,552
                                                   ============   =============    ============   =============

Earnings Per Share                                 $       0.19   $        0.19    $     (0.08)   $      (0.08)
                                                   ============   =============    ============   =============

-----------
(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at March 31, 2002 and 2001.

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

     RECLASSIFICATIONS

     Certain amounts in the March 31, 2001 financial statements have been reclassified in order to conform with the March 31, 2002 presentation.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

     2002 TRANSACTIONS

     In January 2002, the Company sold a 64,000 square foot office property located at Two Meridian Boulevard in Wyomissing, Pennsylvania for approximately $5.9 million.

     2001 TRANSACTIONS

     During 2001, the Company acquired 14 industrial properties in Pennsylvania, 50 acres of land in New Jersey and a joint venture partner's 50% interest in an 800,000 square foot industrial property in Indianapolis, Indiana (Note 4), which aggregated 2.9 million square feet, for an aggregate cash purchase price of $102.5 million, which was funded through $53.6 million of mortgage financing and $48.9 million of cash generated primarily from property sales.

     In 2001, the Company disposed of 27 industrial and office properties located in New Jersey, Pennsylvania and South Carolina totaling approximately
4.3 million square feet, including seven industrial properties aggregating 2.1 million square feet sold or contributed to the joint venture with CalEast Industrial Investors LLC (the "CalEast Joint Venture") (Note 4), for an aggregate net amount of approximately $269.7 million which resulted in an aggregate gain of $11.0 million and aggregate losses of $1.9 million and a net aggregate gain of $9.1 million. The consideration for these dispositions consisted of $158.0 million in cash payments, $104.6 million in debt which was assumed by the purchasers and, in connection with one of the dispositions during 2001, the Company received as partial consideration a $2.0 million note which accrues interest at 10% and matures in 2004.

     CONSTRUCTION-IN-PROGRESS

     During 2000, the Company began construction of approximately 1.0 million square feet of distribution facilities on land parcels in New Jersey and a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Pennsylvania. At March 31, 2002, approximately $65.7 million is included in development and construction-in-progress related to these construction projects and other development projects.

     PRO FORMA OPERATING RESULTS

     The following unaudited pro forma financial information of the Company for the three months ended March 31, 2002 and 2001 gives effect to the properties acquired and sold as if the purchases and sales had occurred on January 1, 2001.


                                                          THREE MONTHS ENDED MARCH 31,
                                                                (IN 000'S, EXCEPT
                                                               FOR PER SHARE DATA)
                                                          -----------------------------
UNAUDITED                                                      2002           2001
---------                                                   ----------     -----------
Pro forma total revenue                                     $   25,474     $    24,881
Pro forma net income allocated to Common Shares             $    3,978     $       842
Pro forma net income per Common Share--Basic                $      .22     $       .05
Pro forma net income per Common Share--Diluted              $      .22     $       .05

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE (CONTINUED)

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2001, nor do they purport to represent the future results of the Company.

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

     In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC ("4 Points"), an entity formed to develop and construct a speculative distribution facility totaling approximately 800,000 square feet located in Airtech Park in exchange for the issuance of 42,172 OP Units valued at an aggregate price of approximately $652,000 and the contribution of approximately $400,000 in cash. 4 Points has obtained a $15.6 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. The Company commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4. EQUITY METHOD INVESTMENTS (CONTINUED)

     KEYSTONE NEW JERSEY ASSOCIATES, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to the CalEast Joint Venture at a value of approximately $103.8 million. This joint venture was formed to own, operate and develop industrial property in New Jersey and is 80% owned by CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) and 20% owned by the Company. The Company has a commitment to fund approximately $24.0 million of equity to this joint venture of which approximately $11.7 million has been funded as of March 31, 2002. The funding of the remaining $12.3 million will occur as the joint venture acquires additional industrial properties. The Management Company and the Operating Partnership act as the joint venture's exclusive acquisition, management and leasing agent.

     The following table summarizes the equity method investments of the Company as of March 31, 2002 and December 31, 2001 (amounts in thousands):


                                           MARCH 31, 2002    DECEMBER 31, 2001
                                           --------------    -----------------
Keystone Realty Services, Inc.                 $ 5,652            $ 6,153
4 Points Associates, LLC                         2,035              1,820
Keystone New Jersey Associates, LLC             13,681             13,890
                                               -------            -------
                  Total                        $21,368            $21,863
                                               =======            =======

The following table summarizes the equity in income or loss from equity method investments for the three month periods ended March 31, 2002 and 2001:


                                          MARCH 31, 2002     MARCH 31, 2001
                                          --------------    --------------
Keystone Realty Services, Inc.                 $(178)            $(137)
Keystone New Jersey Associates, LLC              240                 8
                                               -----             -----
                  Total                        $  62             $(129)
                                               =====             =====

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5. INDEBTEDNESS

     VARIABLE RATE INDEBTEDNESS

     In December 2001, the Company refinanced its $150 million secured line of credit with a new $125 million unsecured revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisition and development of real estate, as well as provide working capital to the Company. The Credit Facility has a term of three years with a one year extension available at the option of the Company. Interest is calculated on a grid based on the Company's leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company's current leverage, the facility is priced at LIBOR plus 1.625%. The interest rate on the retired $150.0 million secured line of credit was based on a sliding scale, ranging from LIBOR plus 1.625% to LIBOR plus 2.25%, based on the Company's leverage. At March 31, 2002 and 2001, the Company had $101.1 million and $105.7 million, respectively, outstanding on the applicable credit agreements. The weighted average balance outstanding and weighted average interest rate for the three months ended March 31, 2002 and 2001, were $96.5 million and $121.7 million and 3.45% and 8.11%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of March 31, 2002.

     In December 2000, the Company obtained a recourse $37.0 million loan to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2002 and requires interest at LIBOR plus 2.25% (4.12% at March 31, 2002). The Company had approximately $12.0 million and $9.5 million outstanding on this loan at March 31, 2002 and 2001, respectively. The Company has an additional $3.9 million in recourse construction loans outstanding at March 31, 2002.

     The Company has a $10.0 million working capital facility which is secured by mortgage loans on four of the properties and a lease assignment on another property. The facility matures in January 2003 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. As of March 31, 2002, approximately $6.5 million was outstanding under this facility with a weighted average interest rate of 3.59% for the three months ended March 31, 2002. As of March 31, 2001, no amount was outstanding under this facility.

     FIXED RATE INDEBTEDNESS

     Mortgage notes of $316.9 million, excluding debt premiums, encumbered 47 properties at March 31, 2002. At March 31, 2002, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%. Mortgage notes had weighted average interest rates of 7.74% and 7.79% at March 31, 2002 and 2001, respectively. The maturities for these notes range from September 2002 through July 2013.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. SEGMENTS

     The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information."

     The Company's Chief Executive Officer and management assess and measure operating results based upon property level operating income on an individual asset basis within each of the Company's business segments. The Company considers its reportable segments to be industrial, office and other based on geographic regions. Other properties primarily consists of an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information concerning the Company's reportable segments is shown in the following table at March 31, 2002 and 2001, unless otherwise noted:


(in 000's)                                  REVENUE                         PROPERTY LEVEL OPERATING INCOME (2)
                                  THREE MONTHS ENDED MARCH 31,                 THREE MONTHS ENDED MARCH 31,
                           ------------------------------------------   --------------------------------------------
                                   2002                 2001                     2002                  2001
                           ------------------------------------------   --------------------------------------------
New Jersey                    $     4,124           $     8,931             $     3,417            $     7,424
Pennsylvania                        6,362                 4,875                   5,548                  4,413
Indiana                             2,681                 1,855                   2,545                  1,854
Ohio                                1,331                 1,269                   1,258                  1,162
New York                            1,379                 1,694                   1,067                  1,408
South Carolina                      1,869                 2,292                   1,656                  2,090
                           ------------------------------------------   --------------------------------------------
     INDUSTRIAL               $    17,746           $    20,916             $    15,491            $    18,351
                           ==========================================   ============================================

New Jersey                    $       ---           $     1,920             $       ---            $     1,624
Pennsylvania                          275                   885                     183                    489
New York                            7,041                 6,516                   4,949                  4,185
                           ------------------------------------------   --------------------------------------------
     OFFICE                   $     7,316           $     9,321             $     5,132            $     6,298
                           ==========================================   ============================================

Other                         $        34           $        42             $        33            $        41
                           ==========================================   ============================================

Other Income(1)               $       423           $       405             $       ---            $       ---
                           ==========================================   ============================================

Total                         $    25,519           $    30,684             $    20,656            $    24,690
                           ==========================================   ============================================


                                   INVESTMENT IN REAL ESTATE,                DEPRECIATION AND AMORTIZATION EXPENSE
                                          AT COST (3)                            THREE MONTHS ENDED MARCH 31,
                           -------------------------------------------  ------------------------------------------------
                                   2002                  2001                    2002                    2001
                           -------------------------------------------  ------------------------------------------------
New Jersey                    $   191,096           $   188,844             $       940            $     3,336
Pennsylvania                      227,208               226,038                   1,422                    961
Indiana                            88,238                88,207                     581                    407
Ohio                               42,072                42,074                     286                    250
New York                           44,805                44,783                     309                    262
South Carolina                     64,764                64,759                     499                    578
                           -------------------------------------------  ------------------------------------------------
     INDUSTRIAL               $   658,183           $   654,705             $     4,037            $     5,794
                           ===========================================  ================================================

New Jersey                    $       ---           $       ---             $       ---            $     1,807
Pennsylvania                        5,278                11,743                      71                     47
New York                          150,885               150,398                   1,198                  1,083
                           -------------------------------------------  ------------------------------------------------
     OFFICE                   $   156,163           $   162,141             $     1,269            $     2,937
                           ===========================================  ================================================

Other                         $     1,100           $     1,131             $       ---            $       ---
                           ===========================================  ================================================

Total                         $   815,446           $   817,977             $     5,306            $     8,731
                           ===========================================  ================================================

                            KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


6. SEGMENTS (CONTINUED)

(in 000's)                   CAPITAL EXPENDITURES                          PHYSICAL OCCUPANCY
                         THREE MONTHS ENDED MARCH 31,                 THREE MONTHS ENDED MARCH 31,
                    ---------------------------------------    --------------------------------------------
                           2002               2001                    2002                  2001
                    ---------------------------------------    --------------------------------------------
New Jersey            $         30        $       216                  99.2%                 95.8%
Pennsylvania                    54                  6                  89.2%                 98.8%
Indiana                        ---                ---                  98.8%                100.0%
Ohio                           ---                  3                 100.0%                 96.2%
New York                        21                 58                  85.5%                 99.0%
South Carolina                   3                 27                  88.4%                 79.1%
                    ---------------------------------------    --------------------------------------------
     INDUSTRIAL        $       108        $       310                  93.6%                 94.8%
                    =======================================    ============================================

New Jersey             $       ---        $        22                   ---                  98.9%
Pennsylvania                    57                190                 100.0%                 79.1%
New York                       512                431                  92.2%                 96.5%
                    ---------------------------------------    --------------------------------------------
     OFFICE            $       569        $       643                  93.0%                 96.0%
                    =======================================    ============================================

Other                  $       ---        $       ---                 100.0%                100.0%
                    =======================================    ============================================

Total                  $       677        $       953                  93.6%                 95.0%
                    =======================================    ============================================


     The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statements of operations for each of the three month periods ended March 31, 2002 and 2001 (amounts in thousands):

                                                               THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------
                                                               2002                  2001
                                                            ----------------------------------
Segment property operating income as shown above            $       20,656      $       24,690
Depreciation and amortization expense                               (5,306)             (8,731)
General and administrative expense                                  (2,046)             (2,166)
Interest expense                                                    (6,062)            (11,364)
Other income (1)                                                       423                 405
                                                            --------------- ------------------
Income before equity in income from equity method
  investments, and gains/(losses) on sales of assets        $        7,665      $        2,834
                                                            =============== ==================

(1) Amount consists of interest income not allocated to a specific business segment.

(2) Property level operating income excludes depreciation, amortization and management fee expenses.

(3)  Amounts for 2001 are as of December 31, 2001.

7. DIVIDENDS

     In April 2002, the Company declared a dividend of $.32 per Common Share for the first quarter of 2002, which was paid on April 30, 2002 to shareholders of record on April 16, 2002.

     The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment ranging from 9.0% to 9.75%. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $2.6 million and $3.4 million, respectively, during the three months ended March 31, 2002 and 2001. In April 2002, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock and Convertible Preferred Units, which aggregated $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information both included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intent," "project," or the negative of these words or other similar words or terms. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates, competition, supply and demand for properties in the Company's current and proposed market areas, and changes in general accounting principles and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference in this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     The Company recognized net income, including the impact of the extraordinary item of $178,000, for the quarter ended March 31, 2002 of $3.5 million, or $.19 per diluted share, as compared with a net loss of $714,000, or $.08 per diluted share, for the quarter ended March 31, 2001 including extraordinary items of $982,000. The $4.2 million increase in net income, or $.27 per diluted share, is the result of the $2.7 million cumulative catch-up adjustment for depreciation expense recorded in 2001 (as a result of placing certain assets back into service as assets held for investment), lower interest expense as a result of the Company's reduction in overall leverage during 2001, lower interest rates on the Company's variable-rate credit facility and the decrease of approximately $800,000 in extraordinary items from early debt retirements. Excluding the impact of extraordinary items, gains or losses from asset sales and the cumulative depreciation adjustment in 2001, net income increased to $4.0 million, or $.22 per diluted share in the quarter from $1.1 million, or $.12 per diluted share, in the same quarter last year. The increase in earnings per share is primarily the result of the decrease in the interest rate on the Credit Facility.

     Rental revenues, reimbursement revenues and property operating expenses (including depreciation expense) decreased during the quarter compared to the same period in 2001. This decrease was primarily the result of the dispositions of approximately $288 million of assets in 2001, including the assets sold or contributed to the CalEast Joint Venture, net of the impact of the reinvestment of the proceeds from these dispositions in approximately $100 million of operating assets. In addition, economic occupancy declined from 96.1% in 2001 to 94.1% in 2002. The decrease of $5.3 million in interest expense is a result of asset sales, the decrease in interest rates for the Company's variable-rate Credit Facility and the impact of the April 30, 2001 stock offering which resulted in the Company's de-leveraging in 2001.

     Earnings from equity method investments increased by $191,000, from a loss of $129,000 in 2001 to income of $62,000 in 2002. This increase is primarily the result of earnings from the Company's CalEast Joint Venture, which began at the end of the first quarter in 2001.

SAME STORE RESULTS

     Same Store Properties include 86 industrial properties and 21 office properties owned as of December 31, 2001, which aggregate 17.9 million square feet or approximately 80.6% of the Company's net property operating income for the three month period ended March 31, 2002. The Company considers its Core Same Store Properties to be its same store industrial properties located within the New Jersey, Pennsylvania and Indiana markets. The Company considers all other same store properties to be Non-Core Same Store Properties. The Company has 37 Core Same Store Properties which aggregate approximately 10.6 million square feet and represent approximately 43.6% of the Company's property level net operating income for the three month period ended March 31, 2002.

     Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the three-month period ended March 31, 2002 and 2001 (amounts in thousands).

                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------
                                                 2002           2001        % CHANGE
                                             ------------   -----------   -------------
ALL SAME STORE PROPERTIES
Revenue
     Rental revenue                          $     18,359   $    18,648          (1.5%)
     Tenant reimbursement                           2,686         3,003         (10.6%)
                                             ------------   -----------   -------------
Total rental revenue                         $     21,045   $    21,651          (2.8%)
                                             ============   ===========   =============
Operating expenses
     Property operating expenses             $      1,838   $     2,123         (13.4%)
     Real estate taxes                              2,353         2,266           3.8%
                                             ------------   -----------   -------------
Total operating expenses                     $      4,191   $     4,389          (4.5%)
                                             ------------   -----------   -------------
Net operating income                         $     16,854   $    17,262          (2.4%)
                                             ============   ===========   =============
Physical occupancy at period end                     93.1%         95.0%         (1.9%)
                                             ============   ===========   =============
Economic occupancy                                   92.9%         95.4%         (2.5%)
                                             ============   ===========   =============

                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------
                                                 2002           2001        % CHANGE
                                             ------------   -----------   -------------
CORE SAME STORE PROPERTIES
Revenue
     Rental revenue                          $      9,260   $     9,248           0.1%
     Tenant reimbursement                           1,304         1,393          (6.4%)
                                             ------------   -----------   --------------
Total rental revenue                         $     10,564   $    10,641          (0.7%)
                                             ============   ===========   =============
Operating expenses
     Property operating expenses             $        264   $       355         (25.6%)
     Real estate taxes                              1,146         1,089           5.2%
                                             ------------   -----------   -------------
Total operating expenses                     $      1,410   $     1,444          (2.3%)
                                             ------------   -----------   -------------
Net operating income                         $      9,154   $     9,197          (0.5%)
                                             ============   ===========   =============
Physical occupancy at period end                    93.7%         97.1%          (3.4%)
                                             ============   ===========   =============
Economic occupancy                                  96.6%         99.0%          (2.4%)
                                             ============   ===========   =============

                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------
                                                 2002           2001        % CHANGE
                                             ------------   -----------   -------------
NON-CORE SAME STORE PROPERTIES
Revenue
     Rental revenue                          $      9,099   $     9,400          (3.2%)
     Tenant reimbursement                           1,382         1,610         (14.2%)
                                             ------------   -----------   -------------
Total rental  revenue                        $     10,481   $    11,010          (4.8%)
                                             ============   ===========   =============
Operating expenses
     Property operating expenses             $      1,574   $     1,768         (11.0%)
     Real estate taxes                              1,207         1,177           2.5%
                                             ------------   -----------   -------------
Total operating expenses                     $      2,781   $     2,945          (5.6%)
                                             ------------   -----------   -------------
Net operating income                         $      7,700   $     8,065          (4.5%)
                                             ============   ===========   =============
Physical occupancy at period end                    91.4%         89.9%           1.5%
                                             ============   ===========   =============
Economic occupancy                                  89.5%         92.1%          (2.6%)
                                             ============   ===========   =============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Property level net operating income for the three months ended March 31, 2002 for the Same Store Properties decreased by 2.4% or $408,000 in comparison to the first quarter of 2001. This decrease was primarily the result of a $500,000 decrease in economic occupancy, most of which was in the New York office and industrial portfolios as well as the Sheffler Drive property in Pennsylvania. Economic occupancy declined from 95.4% for the first quarter of 2001 to 92.9% for the first quarter of 2002. Operating expenses decreased by 13.4% or by $285,000 as compared to the same quarter last year primarily as a result of lower utility, repair and maintenance costs and snow removal expenses in many of the properties. These property expense decreases led to a corresponding reduction in reimbursement revenue compared to the same period last year of approximately 10.6%.

     Property level net operating income results for the Core Same Store Properties for the quarter ended March 31, 2002 decreased by 0.5% from the first quarter of 2001 primarily as a result of a decrease in economic occupancy from 99.0% in 2001 to 96.6% in 2002 which was offset by a 0.1% increase in rental revenue. The decreased economic occupancy was primarily related to the Pennsylvania industrial properties, specifically 1440 Sheffler Drive and 1157 Arnold Road. Net operating income results for the Non-Core Same Store Properties were 4.5%, or $365,000, lower than the same quarter in 2001. Economic occupancy for these properties was 89.5% for the quarter as compared to 92.1% for the same quarter last year resulting in a decrease in property level net operating income of $266,000. Vacancies at Steelway Boulevard and One Park Place, in the New York industrial and office markets, respectively, contributed to the majority of the decrease in economic occupancy in 2002.

SEGMENTS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

INDUSTRIAL SEGMENT

     Revenue and property level net operating income decreased approximately 15% in the three month period ended March 31, 2002 as compared to the same period in 2001, primarily as a result of asset sales of certain New Jersey properties along with a decrease in economic occupancy in the New York properties. Revenue and property net operating income increased in 2002 in the Indiana and Pennsylvania markets as a result of acquisitions in 2001.

OFFICE SEGMENT

     Revenue and property level net operating income decreased by approximately 22% and 19%, respectively, in the three month period ended March 31, 2002, as compared to the same period for 2001, primarily as a result of the sale of the New Jersey office portfolio in the fourth quarter of 2001 and the sale of Two Meridian Boulevard in Pennsylvania in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     During the three months ended March 31, 2002, the Company generated $7.6 million in cash flow from operating activities, as compared to $8.3 million during the same period in 2001.

     Cash used in investing activities in the three months ended March 31, 2002 was $247,000 as compared to $52.3 million of cash provided by investing activities in the same period in 2001. The significant decrease in cash provided was primarily a result of the asset sales during the first quarter of 2001. Cash used in financing activities decreased to $7.3 million in 2002 as compared to $64.2 million during the same period in 2001. This decrease in cash used in financing activities in 2002 was the result of asset sales which closed in the first quarter of 2001.

CAPITALIZATION

     As of March 31, 2002, the Company had $436.6 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 6.6% and a weighted average maturity of 4.4 years. The Company has a $125 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank which expires on December 21, 2004. The Credit Facility has a term of three years with a one year extension available at the option of the Company. Interest is calculated on a grid based on the Company's leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company's leverage at March 31, 2002, the rate was LIBOR + 1.625%. At March 31, 2002, the Company's outstanding borrowings under this Credit Facility were $101.1 million at an interest rate of 3.53%. The Company has other variable rate debt, which aggregated approximately $18.5 million at March 31, 2002. At March 31, 2002, the Company's variable rate debt was approximately 27% of total debt. The Company's ratio of debt to undepreciated total assets was 50.1% at March 31, 2002 as compared to 49.7% at December 31, 2001.

SHORT AND LONG TERM LIQUIDITY

     Cash flow from operating activities is the Company's principal source of funds to fund debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company also has a commitment to fund approximately $12 million of additional equity to the CalEast Joint Venture. This equity will be funded as the joint venture acquires additional properties. The Company jointly and severally guaranteed a $15.6 million recourse construction loan of 4 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 800,000 square foot distribution facility in Airtech Park in Indianapolis, Indiana in the first quarter of 2002. In connection with the development of Airtech Park, the Company has also guaranteed a $3.0 million revolving land development loan of a Browning affiliate for certain site improvements to Airtech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. The Company believes all of the sources discussed above will be available in 2002 in order to fund short-term liquidity needs.

     The Company's long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of its office and certain non-core industrial assets, and (iii) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of March 31, 2002, the Company has issued approximately $150 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. The Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution
("FAD") is defined as FFO reduced by straight-line rent adjustments and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions, and increased by amortization of deferred financing costs and non-cash compensation charges.

     FFO, FAD and cash flows for the three month periods ended March 31, 2002 and 2001 are summarized in the following table (in thousands, except share data):

                                                               FOR THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------
                                                                 2002                   2001
                                                            ---------------        ---------------
                                                              (unaudited)            (unaudited)
Income before distributions to preferred unitholders,
     minority interest of unitholders in Operating
     Partnership, extraordinary items, and income
     allocated to preferred shareholders                    $         7,297        $         3,041
(Less)/Plus:
     Provision for asset valuation                                       --                     --
     (Gains)/losses on sales of assets                                  430                   (336)
     Depreciation and amortization related to real estate             5,306                  8,731
     Depreciation and amortization related to equity
        method investments                                              164                     58
                                                            ---------------        ---------------
Funds From Operations                                       $        13,197        $        11,494
                                                            ===============        ===============
(Less)/Plus:
     Rental income from straight-line rents                 $          (446)       $          (821)
     Amortization of deferred financing costs                           260                    462
     Building improvements                                              (79)                  (166)
     Tenant improvements                                               (176)                  (787)
     Leasing commissions                                             (1,389)                  (959)
                                                            ---------------        ---------------
Funds Available for Distribution                            $        11,367        $         9,223
                                                            ===============        ===============
Cash flow from operating activities                         $         7,555        $         8,258
Cash flow from investing activities                                    (247)                52,279
Cash flow from financing activities                                  (7,305)               (64,168)
                                                            ---------------        ---------------
Net decrease in cash and cash equivalents                   $             3        $        (3,631)
                                                            ===============        ===============
Weighted average number of common and convertible
preferred shares and units-diluted (1)                           31,038,709             25,737,446
                                                            ===============        ===============

(1) Includes the shares of Convertible Preferred Stock and Convertible Preferred Units issuable assuming conversion at conversion prices that range from $15.75 to $16.50 per share and unit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK

     The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other variable rate debt obligations represented approximately 27% of debt outstanding as of March 31, 2002. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.7% and 5.2 years, respectively, at March 31, 2002. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the three month period ended March 31, 2002, the Company's interest expense for the three month period ended March 31, 2002 would have been increased or decreased by approximately $250,000. Approximately $20.8 million of the Company's debt, including approximately $8.8 million of fixed rate debt, which has a weighted average interest rate of 9.5%, matures over the next twelve months. The Company currently intends to refinance these maturing obligations.

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure. As of March 31, 2002, the Company does not have any derivative investments related to interest rate management.


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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - 10.1 Amendment to American Real Estate Investment Corporation Amended and Restated 1993 Omnibus Incentive Plan

(b) Reports on Form 8-K:

During the three month period ended March 31, 2002 and through May 15, 2002, the Company filed the following:

     (i) A Current Report on Form 8-K dated December 20, 2001 was filed on January 4, 2002 (reporting Items 2, 5 and 7), regarding the acquisition of a portfolio of 11 warehouse buildings in Allentown, Pennsylvania (the "Westpark Portfolio") and the closing of an unsecured $125 million credit facility.

     (ii) A Current Report on Form 8-K dated February 5, 2002 was filed on February 5, 2002 (reporting Items 7 and 9), regarding the company's fourth quarter supplemental financial information and press release.

    (iii) A Current Report on Form 8-K/A dated December 20, 2001 was filed on March 5, 2002 (reporting Item 7), related to the Company's acquisition of the Westpark Portfolio in December 2001.

     (iv) A Current Report on Form 8-K, dated and filed April 30, 2002 (reporting items 7 and 9) regarding the Company's first quarter supplemental financial information and press release.

                            SIGNATURES OF REGISTRANT


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  KEYSTONE PROPERTY TRUST

Date: May 15, 2002                By:  /S/ JEFFREY E. KELTER
                                       ---------------------
                                       Jeffrey E. Kelter
                                       President and Chief Executive Officer


Date: May 15, 2002                By:  /S/ TIMOTHY E. MCKENNA
                                       ----------------------
                                       Timothy E. McKenna
                                       Senior Vice President
                                       and Chief Financial Officer


Date: May 15, 2002                By:  /S/ J. PETER LLOYD
                                       ------------------
                                       J. Peter Lloyd
                                       Vice President and Corporate Controller