Form 10-Q
period 2002-06-30
KEYSTONE PROPERTY TRUST
filed 2002-08-14
CIK 906113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2002.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to __________________

Commission file number 1-12514

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

                                 (484)530-1800
                                 -------------
                         (Registrant's telephone number)

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

Yes   /X/    No / /

     A total of 19,167,471 common shares of beneficial interest of the registrant's common equity were outstanding as of August 14, 2002.

                             KEYSTONE PROPERTY TRUST

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets as of  June 30, 2002
           and December 31, 2001                                                  3

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2002 and 2001                      4

           Consolidated Statements of Cash Flows
           for the six months ended June 30, 2002 and 2001                        5

           Notes to Consolidated Financial Statements                             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                   17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk            25

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     25

Item 2.    Changes in Securities and Use of Proceeds                             25

Item 3.    Defaults Upon Senior Securities                                       25

Item 4.    Submission of Matters To a Vote of Security Holders                   26

Item 5.    Other Information                                                     26

Item 6.    Exhibits and Reports on Form 8-K                                      26

SIGNATURES OF REGISTRANT                                                         27

ITEM 1.                  PART I - FINANCIAL INFORMATION
                             KEYSTONE PROPERTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)

                                                                          JUNE 30, 2002
                                                                           (UNAUDITED)      DECEMBER 31, 2001
                                                                         ---------------    ------------------
                           ASSETS

INVESTMENT IN REAL ESTATE:
     Land and land improvements...................................       $       122,274      $       120,369
     Buildings and building improvements..........................               643,886              634,431
     Development and construction-in-progress.....................                52,051               62,337
     Investment in direct financing lease.........................                   645                  840
                                                                         ---------------      ---------------
                                                                                 818,856              817,977
     Less - accumulated depreciation..............................               (56,345)             (47,192)
                                                                         ---------------      ---------------
              Total investment in real estate, net................               762,511              770,785

CASH AND CASH EQUIVALENTS.........................................                 1,597                1,975
RESTRICTED CASH AND CASH ESCROWS..................................                 5,215                5,251
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent
     receivable of $7,937 and $6,719 in 2002 and 2001,
     respectively, net of allowance for bad debts of $505 and
     $482 in 2002 and 2001, respectively..........................                12,329               11,592
DEFERRED FINANCING COSTS, net of accumulated amortization of
     $2,008 and $1,487 in 2002 and 2001, respectively.............                 3,990                4,314
DEFERRED LEASING COSTS, net of accumulated amortization of
     $3,851 and $2,855 in 2002 and 2001, respectively.............                 8,698                6,949
EQUITY METHOD INVESTMENTS.........................................                21,491               21,863
OTHER ASSETS......................................................                 4,770                4,784
                                                                         ---------------      ---------------
              Total assets........................................       $       820,601      $       827,513
                                                                         ===============      ===============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Mortgage notes payable and unsecured revolving credit
         facility, including unamortized premiums on assumed
         indebtedness of $1,582 and $1,989 in 2002 and 2001,
         respectively.............................................       $       441,107      $       435,136
     Accounts payable.............................................                   848                3,076
     Dividends and distributions payable..........................                 1,470                1,648
     Accrued interest payable.....................................                 1,218                1,144
     Accrued expenses and other liabilities.......................                 7,499               11,265
     Deferred rent revenue........................................                 2,531                3,322
                                                                         ---------------      ---------------
         Total liabilities........................................               454,673              455,591
                                                                         ---------------      ---------------

MINORITY INTEREST, 6,202,094 and 6,356,885 units outstanding in
     2002 and 2001, respectively .................................                45,835               48,698

CONVERTIBLE PREFERRED UNITS.......................................                60,392               60,392

COMMITMENTS AND CONTINGENCIES.....................................                    --                   --

SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, issued and outstanding in 2002 and 2001,
     liquidation preference of $20,000............................                     1                    1
  Convertible Preferred Stock, Series B; $.001 par value;
     4,200,000 shares authorized;  none issued and outstanding in
     2002 and 2001................................................                    --                   --
  Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, issued and outstanding in 2002 and 2001,
     liquidation preference of $20,000............................                     1                    1
  Common Shares, $.001 par value; 59,200,000 authorized;
     18,781,318 and 18,397,625 shares issued and outstanding in
     2002 and 2001, respectively..................................                    19                   18
  Additional paid-in capital......................................               287,790              282,503
  Loans to executives and employees to purchase Common Shares.....                (6,768)              (6,127)
  Deferred compensation...........................................                (2,245)                  --
  Cumulative net income...........................................                42,169               35,850
  Cumulative distributions........................................               (61,266)             (49,414)
                                                                         ---------------      ---------------
         Total shareholders' equity...............................               259,701              262,832
                                                                         ---------------      ---------------
         Total liabilities and shareholders' equity                      $       820,601      $       827,513
                                                                         ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,                       JUNE 30,
                                                                   -----------------------------   ---------------------------
                                                                        2002            2001           2002           2001
                                                                   -------------   -------------   ------------  -------------
REVENUE:
    Rents.......................................................   $      22,232   $      23,361   $     44,336  $      49,534
    Reimbursement revenue and other income......................           3,256           3,345          6,671          7,856
                                                                   -------------   -------------   ------------  -------------
        Total revenue...........................................          25,488          26,706         51,007         57,390
                                                                   -------------   -------------   ------------  -------------

OPERATING EXPENSES:
    Property operating expenses.................................           1,938           1,863          3,810          4,674
    Real estate taxes ..........................................           2,483           2,316          5,051          5,094
    General and administrative..................................           1,908           2,118          3,954          4,284
    Depreciation and amortization...............................           5,585           5,100         10,891         13,831
    Interest expense............................................           6,298           8,439         12,360         19,803
    Provision for asset impairment..............................           1,400              --          1,400             --
                                                                   -------------   -------------   ------------  -------------
        Total operating expenses................................          19,612          19,836         37,466         47,686
                                                                   -------------   -------------   ------------  -------------

Income before equity in income from equity method investments
    and gains on sales of assets................................           5,876           6,870         13,541          9,704
Equity in income from equity method investments.................             255             198            317             69
(Losses) gains on sales of assets...............................              --              --           (430)           336
                                                                   -------------   -------------   ------------  -------------
Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership,
   extraordinary items and income allocated to preferred
   shareholders.................................................           6,131           7,068         13,428         10,109
Distributions to preferred unitholders..........................          (1,446)         (1,932)        (2,892)        (3,863)
                                                                   -------------   -------------   ------------  -------------
Income before minority interest of unitholders in Operating
    Partnership, extraordinary items and income allocated to
    preferred shareholders......................................           4,685           5,136         10,536          6,246
Minority interest of unitholders in Operating Partnership.......            (950)         (1,211)        (2,164)          (626)
                                                                   -------------   -------------   ------------  -------------
Income before extraordinary items...............................           3,735           3,925          8,372          5,620

Extraordinary item-loss on early retirement of debt.............              --            (193)          (178)        (1,175)
                                                                   -------------   -------------   ------------  -------------

NET INCOME                                                                 3,735           3,732          8,194          4,445

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS                                  (937)         (1,428)        (1,875)        (2,855)
                                                                   -------------   -------------   ------------  -------------

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS                        $       2,798   $       2,304   $      6,319  $       1,590
                                                                   =============   =============   ============  =============

EARNINGS PER COMMON SHARE - BASIC:
    Net income per Common Share before extraordinary items......   $        0.15   $        0.18   $       0.35  $        0.20
    Extraordinary items.........................................              --           (0.01)         (0.01)         (0.06)
                                                                   -------------   -------------   ------------  -------------
    Net income per Common Share - Basic.........................   $        0.15   $        0.17   $       0.34  $        0.14
                                                                   =============   =============   ============  =============

WEIGHTED AVERAGE COMMON SHARES - BASIC                                18,618,724      13,640,254     18,518,421     11,503,525
                                                                   =============   =============   ============  =============

EARNINGS PER COMMON SHARE - DILUTED:
    Net income per Common Share before extraordinary items......   $        0.15   $        0.18   $       0.35  $        0.18
    Extraordinary items.........................................              --           (0.01)         (0.01)         (0.06)
                                                                   -------------   -------------   ------------  -------------
    Net income per Common Share - Diluted.......................   $        0.15   $        0.17   $       0.34  $        0.12
                                                                   =============   =============   ============  =============

WEIGHTED AVERAGE COMMON SHARES - DILUTED                              25,063,301      20,556,578     24,933,765     18,795,995
                                                                   =============   =============   ============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             KEYSTONE PROPERTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------------------
                                                                                 2002                  2001
                                                                          -----------------      -----------------
OPERATING ACTIVITIES:
   Net income allocated to common shareholders....................        $           8,194      $           4,445
   Adjustments to reconcile net income (loss) allocated to common shareholders to net cash provided by operating activities:...
       Depreciation and amortization..............................                   10,891                 13,831
       Amortization of deferred financing costs...................                      539                    932
       Amortization of debt premiums..............................                     (407)                  (320)
       Non-cash compensation charges..............................                      180                     94
       Bad debt provision.........................................                       --                    250
       Loss (gain) on sales of assets.............................                      430                   (336)
       Extraordinary items........................................                      178                  1,175
       Straight-line rental income................................                   (1,291)                (1,436)
       Decrease in investment in direct financing lease...........                      195                    173
       Equity in income from equity method investments............                     (317)                   (69)
       Income allocated to preferred unitholders..................                    2,892                  3,863
       Minority interest..........................................                    2,164                    626
       Provision for asset impairment.............................                    1,400                     --
       Cash provided by (used in):
         Accounts receivable......................................                      481                     90
         Other assets.............................................                       14                   (331)
         Accounts payable, accrued expenses and other  liabilities                   (2,886)                (1,596)
         Deferred rent revenue....................................                     (791)                   405
                                                                          -----------------      -----------------
           Net cash provided by operating activities..............        $          21,866      $          21,796
                                                                          -----------------      -----------------

INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash.........................        $              36      $          (5,303)
   Properties acquired............................................                       --                (16,316)
   Capital contributions to equity method investments.............                     (411)                (8,131)
   Repayments of advances and distributions from equity method
     investments..................................................                      937                    272
   Capital expenditures...........................................                   (2,088)                (1,571)
   Development and construction-in-progress expenditures..........                   (8,473)               (12,931)
   Payment of leasing commissions.................................                   (2,895)                (1,247)
   Proceeds from sales of assets, net.............................                    5,739                 84,929
                                                                          -----------------      -----------------
           Net cash (used in) provided by investing activities....        $          (7,155)     $          39,702
                                                                          -----------------      -----------------

FINANCING ACTIVITIES:
   Issuances of Common Shares, net of issuance costs ..............       $              --      $          85,711
   Options exercised ..............................................                     326                     --
   Re-purchase of Common Shares and OP Units.......................                      --                (29,364)
   Dividends paid on Common Shares.................................                 (11,852)                (5,927)
   Distributions paid on Convertible Preferred Stock and
      Convertible Preferred Units..................................                  (4,946)                (6,717)
   Distributions paid on OP Units..................................                  (4,062)                (4,690)
   Proceeds from mortgage notes payable............................                     248                 19,606
   Repayments of mortgage notes payable............................                  (6,663)               (60,652)
   Payments of deferred financing and early debt retirement costs..                    (240)                (1,190)
   Net borrowings (repayments) under Credit Facility...............                  12,100                (59,157)
                                                                          -----------------      -----------------
           Net cash used in financing activities..................        $         (15,089)     $         (62,380)
                                                                          -----------------     ------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS.......................        $            (378)     $            (882)

CASH AND CASH EQUIVALENTS, beginning of period....................                    1,975                  3,668
                                                                          -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of period..........................        $           1,597      $           2,786
                                                                          =================      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest (net of capitalized interest).....        $          10,115      $          20,767
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

                             KEYSTONE PROPERTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION AND OPERATIONS

     Keystone Property Trust (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which is organized as a Maryland REIT. The majority of the Company's properties are owned by Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the "Management Company"), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of June 30, 2002, the Company owned 103 industrial and 21 office properties aggregating approximately 22.1 million square feet and an investment in a direct financing lease (the "Properties"). The Properties are located in Central Pennsylvania, Northern and Central New Jersey, Indianapolis, Indiana, New York State, Ohio and Greenville, South Carolina and had an overall physical occupancy of 94.2% as of June 30, 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of June 30, 2002 and 2001, the results of its operations for the three and six-month periods ended June 30, 2002 and 2001, and its cash flows for the six-month periods ended June 30, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

    PRINCIPLES OF CONSOLIDATION

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 70% at June 30, 2002. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    REAL ESTATE INVESTMENTS

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business as previously defined in APB 30. This Statement requires that, subsequent to January 1, 2002, the operations related to properties that have been sold or classified as held for sale properties be presented as discontinued operations in the statement of operations for all periods presented and properties intended to be sold are to be designated as held for sale on the balance sheet.

     The Company recorded a $1.4 million provision for impairment for one of the properties in the New York office portfolio in the second quarter of 2002. This property was sold in July 2002 (Note 8) for approximately $7.0 million which was $1.4 million less than the property's carrying value.

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

    CAPITALIZATION POLICY

     The Company capitalizes all direct and indirect costs, including interest and payroll costs, associated with real estate assets under construction and land under development by the Company and by its joint ventures. During the six-month periods ended June 30, 2002 and 2001, the Company capitalized approximately $1.8 million and $1.0 million, respectively, of interest costs related to construction and development in progress. During the six-month periods ended June 30, 2002 and 2001, the Company capitalized $862,000 and $864,000, respectively, of payroll costs for construction and development in progress.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    EARNINGS PER SHARE

     The Company reports Earnings per Share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six-month periods ended June 30, 2002 and 2001 (amounts in thousands, except share and per share data):

  FOR THE THREE MONTHS ENDED JUNE 30,                             2002                           2001
  -----------------------------------                ------------------------------- ----------------------------
                                                         BASIC          DILUTED          BASIC         DILUTED
                                                     ------------   -------------    ------------   -------------
  Net income                                         $      2,798   $       2,798    $      2,304   $       2,304
  Add:  Minority interest allocation                           --             950              --           1,211
                                                     ------------   -------------    ------------   -------------
     Total - numerator                               $      2,798   $       3,748    $      2,304   $       3,515
                                                     ============   =============    ============   =============

  Weighted average number of shares outstanding        18,618,724      18,618,724      13,640,254      13,640,254
  Stock equivalents(1):
                    Options(2)                                 --         127,115              --           3,160
                    Convertible OP Units                       --       6,317,462              --       6,913,164
                                                     ------------   -------------    ------------   -------------
     Total - denominator                               18,618,724      25,063,301      13,640,254      20,556,578
                                                     ============   =============    ============   =============

  Earnings Per Share                                 $       0.15   $        0.15    $       0.17   $        0.17
                                                     ============   =============    ============   =============


  FOR THE SIX MONTHS ENDED JUNE 30,                               2002                           2001
  -----------------------------------                ------------------------------- ----------------------------
                                                         BASIC          DILUTED          BASIC         DILUTED
                                                     ------------   -------------    ------------   -------------
  Net income                                         $      6,319   $       6,319    $      1,590   $       1,590
  Add:  Minority interest allocation                           --           2,164              --             626
                                                     ------------   -------------    ------------   -------------
     Total - numerator                               $      6,319   $       8,483    $      1,590   $       2,216
                                                     ============   =============    ============   =============

  Weighted average number of shares outstanding        18,518,421      18,518,421      11,503,525      11,503,525
  Stock equivalents(1):
                    Options(2)                                 --          80,820              --           3,706
                    Convertible OP Units                       --       6,334,524              --       7,288,764
                                                     ------------   -------------    ------------   -------------
     Total - denominator                               18,518,421      24,933,765      11,503,525      18,795,995
                                                     ------------   -------------    ------------   -------------

  Earnings Per Share                                 $       0.34   $        0.34    $       0.14   $        0.12
                                                     ============   =============    ============   =============

--------------------------------------------------------------------------------
(1) Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at June 30, 2002 and 2001.

(2)  Computed in accordance with the treasury stock method.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." This statement, in respect to the recission of FASB Statement No. 4, is applicable beginning January 1, 2003 and no longer requires that costs of early retirement of debt be shown as extraordinary items unless these costs are infrequently incurred. In previous years the Company has incurred these costs on a recurring basis as it refinanced term debt prior to its maturity. The Company expects it will continue to incur these costs in the future as debt is refinanced prior to its maturity.

    REVENUE RECOGNITION

     Revenue is recognized on the accrual basis of accounting. Rental income under leases in excess of one year is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company.

    RECLASSIFICATIONS

     Certain amounts in the June 30, 2001 financial statements have been reclassified in order to conform with the June 30, 2002 presentation.

3.  ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE

    2002 TRANSACTIONS

     In January 2002, the Company sold a 64,000 square foot office property located at Two Meridian Boulevard in Wyomissing, Pennsylvania for approximately $5.9 million.

    2001 TRANSACTIONS

     During 2001, the Company acquired 14 industrial properties in Pennsylvania, 50 acres of land in New Jersey and a joint venture partner's 50% interest in an 800,000 square foot industrial property in Indianapolis, Indiana (Note 4). These acquisitions aggregated 2.9 million square feet, for an aggregate cash purchase price of $102.5 million, which was funded through $53.6 million of mortgage financing and $48.9 million of cash generated primarily from property sales.

     In 2001, the Company disposed of 27 industrial and office properties located in New Jersey, Pennsylvania and South Carolina totaling approximately
4.3 million square feet. These dispositions included seven industrial properties, aggregating 2.1 million square feet, sold or contributed to Keystone New Jersey Associates, LLC, the Company's joint venture with CalEast Industrial Investors LLC (the "CalEast Joint Venture") (Note 4), for an aggregate net amount of approximately $269.7 million which resulted in an aggregate gain of $11.0 million and aggregate losses of $1.9 million and a net aggregate gain of $9.1 million. The consideration for these dispositions consisted of $158.0 million in cash payments, $104.6 million in debt which was assumed by the CalEast Joint Venture and a $2.0 million note the Company received as partial consideration in connection with one of its dispositions during 2001. The note accrues interest at 10% and matures in 2004.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.  ACQUISITIONS AND DISPOSITIONS OF INVESTMENTS IN REAL ESTATE (CONTINUED)

    CONSTRUCTION - IN - PROGRESS

     During 2000, the Company began construction of approximately 1.0 million square feet of distribution facilities on land parcels in New Jersey and a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Pennsylvania. During the quarter ended June 30, 2002, the Company leased 255,000 square feet in Cranbury West Phase II, a 473,000 square foot building in New Jersey. Subsequent to June 30, 2002, another 115,000 square feet was leased in this facility. At June 30, 2002, approximately $52.1 million is included in development and construction-in-progress related to these construction projects and other development projects.

    PRO FORMA OPERATING RESULTS

     The following unaudited pro forma financial information of the Company for the six months ended June 30, 2002 and 2001 gives effect to the properties acquired and sold during the period from January 1, 2001 through August 14, 2002, as if the purchases and sales had occurred on January 1, 2001.

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                     (IN 000'S, EXCEPT
                                                                                    FOR PER SHARE DATA)
                                                                              --------------------------------
UNAUDITED                                                                          2002              2001
---------                                                                     --------------    --------------
Pro forma total revenue...................................................    $       49,092    $       49,086
Pro forma net income allocated to Common Shares...........................    $        5,766    $        3,185
Pro forma net income per Common Share--Basic...............................   $         0.31    $         0.17
Pro forma net income per Common Share--Diluted.............................   $         0.31    $         0.17

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2001, nor do they purport to represent the future results of the Company.

4.  EQUITY METHOD INVESTMENTS

     KEYSTONE REALTY SERVICES, INC.

     The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The voting stock of the Management Company is owned by the Company's President and Chief Executive Officer, the Company's Chairman of its Board of Trustees, and certain of his relatives and another shareholder who is not affiliated with the Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including Keystone New Jersey Associates, LLC), as well as providing other real estate related services for third parties.

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

     In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC ("4 Points"), an entity formed to develop and construct a speculative distribution facility totaling approximately 800,000 square feet located in Airtech Park in exchange for the issuance of 42,172 OP Units valued at an aggregate price of approximately $652,000 and the contribution of approximately $400,000 in cash. 4 Points has obtained a $15.6 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. The Company commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002. The joint venture executed a lease for 435,864 square feet of this facility in the second quarter.

   KEYSTONE NEW JERSEY ASSOCIATES, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in Northern New Jersey which aggregated 2.1 million square feet to the CalEast Joint Venture at a value of approximately $103.8 million. This joint venture was formed to own, operate and develop industrial property in New Jersey and is 80% owned by CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) and 20% owned by the Company. The Company has a commitment to fund approximately $24.0 million of equity to this joint venture of which approximately $11.7 million has been funded as of June 30, 2002. The funding of the remaining $12.3 million will occur as the joint venture acquires additional industrial properties. The Management Company and the Operating Partnership act as the joint venture's exclusive acquisition, management and leasing agent.

     The following table summarizes the equity method investments of the Company as of June 30, 2002 and December 31, 2001 (amounts in thousands):

                                             JUNE 30, 2002   DECEMBER 31, 2001
                                             -------------   -----------------
Keystone Realty Services, Inc.               $       5,758   $           6,153
4 Points Associates, LLC                             2,231               1,820
Keystone New Jersey Associates, LLC                 13,502              13,890
                                             -------------   -----------------
                  Total                      $      21,491   $          21,863
                                             =============   =================

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   EQUITY METHOD INVESTMENTS (CONTINUED)

     The following table summarizes the equity in income (loss) from equity method investments for the six-month periods ended June 30, 2002 and 2001 (amounts in thousands):

                                             JUNE 30, 2002    JUNE 30, 2001
                                             -------------    --------------
Keystone Realty Services, Inc.               $        (125)   $         (192)
3 Points Associates, LLC                                --                83
Keystone New Jersey Associates, LLC                    442               178
                                             -------------    --------------
              Total                          $         317    $           69
                                             =============    ==============

5.  INDEBTEDNESS

    VARIABLE RATE INDEBTEDNESS

     In December 2001, the Company refinanced its $150 million secured line of credit with a new $125 million unsecured revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility enable the Company to fund acquisition and development of real estate, as well as provide working capital to the Company. The Credit Facility has a term of three years, expiring December 21, 2004, with a one year extension available at the option of the Company. Interest is calculated on a grid based on the Company's leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company's current leverage, the facility is priced at LIBOR plus 1.625%. The interest rate on the retired $150.0 million secured line of credit was based on a sliding scale, ranging from LIBOR plus 1.625% to LIBOR plus 2.25%, based on the Company's leverage. At June 30, 2002 and 2001, the Company had $105.1 million and $65.8 million, respectively, outstanding on the applicable credit agreements. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 2002 and 2001, were $100.4 million and $99.2 million and 3.47% and 7.26%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage, net worth and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of June 30, 2002.

     In December 2000, the Company obtained a recourse $37.0 million loan to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2002 and requires interest at LIBOR plus 2.25% (4.09% at June 30, 2002). The Company had approximately $12.2 million outstanding on this loan at June 30, 2002. The Company has an additional $3.9 million in a recourse construction loan outstanding at June 30, 2002 which matures in December 2005 and has an interest rate of 8.14%.

     In October 2001, the Company entered into a $10.0 million working capital facility which is secured by mortgage loans on four properties and a lease assignment on another property. The facility matures in January 2003 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. As of June 30, 2002, approximately $6.5 million was outstanding under this facility with a weighted average interest rate of 3.45% for the six months ended June 30, 2002.

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  INDEBTEDNESS (CONTINUED)

    FIXED RATE INDEBTEDNESS

     Mortgage notes of $315.8 million, excluding debt premiums, encumbered 47 properties at June 30, 2002. At June 30, 2002, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%. Mortgage notes had weighted average interest rates of 7.74% and 7.76% at June 30, 2002 and 2001, respectively. The maturities for these notes range from September 2002 through July 2013.

6.  SEGMENTS

     The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information."

     The Company's Chief Executive Officer and management assess and measure operating results based upon property level operating income on an individual asset basis within each of the Company's business segments. The Company considers its reportable segments to be industrial, office and other based on geographic regions. Other properties primarily consist of an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information concerning the Company's reportable segments is shown in the following table at June 30, 2002 and 2001, unless otherwise noted (amounts in thousands):

                                                 INVESTMENT IN REAL ESTATE,
                                                         AT COST(1)
                                               -------------------------------
                                                   2002              2001
                                               -------------------------------
New Jersey                                     $     194,570     $     188,844
Pennsylvania                                         227,422           226,038
Indiana                                               88,241            88,207
Ohio                                                  42,074            42,074
New York                                              44,859            44,783
South Carolina                                        64,778            64,759
                                               -------------------------------
         Industrial                            $     661,944     $     654,705
                                               ===============================

New Jersey                                     $          --     $          --
Pennsylvania                                           5,268            11,743
New York                                             150,441           150,398
                                               -------------------------------
         Office                                $     155,709     $     162,141
                                               ===============================

         Other                                 $       1,203     $       1,131
                                               ===============================

Total                                          $     818,856     $     817,977
                                               ===============================

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.  SEGMENTS (CONTINUED)

                                                                 REVENUES
                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                    -------------------------------      -------------------------------
                                        2002              2001               2002              2001
                                    -------------------------------      -------------------------------
New Jersey                          $       4,350     $       6,337      $       8,474     $      15,268
Pennsylvania                                6,439             4,846             12,801            10,317
Indiana                                     3,038             1,877              5,719             3,732
Ohio                                        1,278             1,298              2,609             2,567
New York                                    1,385             1,471              2,764             3,165
South Carolina                              1,874             1,759              3,743             3,455
                                    -------------------------------      -------------------------------
         Industrial                 $      18,364     $      17,588      $      36,110     $      38,504
                                    ===============================      ===============================

New Jersey                          $          --     $       1,914      $          --     $       3,834
Pennsylvania                                  231               416                506             1,301
New York                                    6,015             6,276             13,056            12,792
                                    -------------------------------      -------------------------------
         Office                     $       6,246     $       8,606      $      13,562     $      17,927
                                    ===============================      ===============================

         Other                      $          35     $          48      $          69     $          90
                                    ===============================      ===============================

         Interest/Other Income(2)   $         843     $         464      $       1,266     $         869
                                    ===============================      ===============================

Total                               $      25,488     $      26,706      $      51,007     $      57,390
                                    ===============================      ===============================

                                                  PROPERTY LEVEL NET OPERATING INCOME (3)
                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                    -------------------------------      -------------------------------
                                        2002              2001               2002              2001
                                    -------------------------------      -------------------------------
New Jersey                          $       3,652     $       5,457      $       7,069     $      12,881
Pennsylvania                                5,654             4,450             11,202             9,458
Indiana                                     2,953             1,887              5,498             3,741
Ohio                                        1,195             1,246              2,453             2,408
New York                                    1,023             1,200              2,090             2,608
South Carolina                              1,683             1,563              3,339             3,058
                                    -------------------------------      -------------------------------
         Industrial                 $      16,160     $      15,803      $      31,651     $      34,154
                                    ===============================      ===============================

New Jersey                          $          --     $       1,701      $          --     $       3,325
Pennsylvania                                  164               255                347               744
New York                                    3,865             4,257              8,814             8,442
                                    -------------------------------      -------------------------------
         Office                     $       4,029     $       6,213      $       9,161     $      12,511
                                    ===============================      ===============================

         Other                      $          35     $          47      $          68     $          88
                                    ===============================      ===============================

Total                               $      20,224     $      22,063      $      40,880     $      46,753
                                    ===============================      ===============================

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   SEGMENTS (CONTINUED)

                                                           CAPITAL EXPENDITURES
                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                    -------------------------------      -------------------------------
                                        2002              2001               2002              2001
                                    -------------------------------      -------------------------------
New Jersey                          $         321     $          96      $         351     $         301
Pennsylvania                                  170                83                224                89
Indiana                                        --                --                 --                --
Ohio                                            1                 7                  1                10
New York                                       55               130                 76               188
South Carolina                                 14                10                 17                37
                                    -------------------------------      -------------------------------
         Industrial                 $         561     $         326      $         669     $         625
                                    ===============================      ===============================

New Jersey                          $          --     $          30      $          --     $          52
Pennsylvania                                    2               144                 59               334
New York                                      982               123              1,494               560
                                    -------------------------------      -------------------------------
         Office                     $         984     $         297      $       1,553     $         946
                                    ===============================      ===============================

         Other                      $          --     $          --      $          --     $          --
                                    ===============================      ===============================

Total                               $       1,545     $         623      $       2,222     $       1,571
                                    ===============================      ===============================

                                          PHYSICAL OCCUPANCY
                                    SIX MONTHS ENDED JUNE 30, 2002
                                    -------------------------------
                                        2002             2001
                                    -------------------------------
New Jersey                                   98.5%            100.0%
Pennsylvania                                 92.1%             95.9%
Indiana                                      92.6%            100.0%
Ohio                                         98.3%             96.2%
New York                                     85.4%             57.3%
South Carolina                               93.0%             83.0%
                                    -------------------------------
         Industrial                          94.3%             93.3%
                                    ===============================

New Jersey                                     --              98.7%
Pennsylvania                                100.0%             77.6%
New York                                     91.9%             96.1%
                                    -------------------------------
         Office                              92.8%             95.6%
                                    ===============================

Other                                       100.0%            100.0%
                                    ===============================

Total                                        94.2%             93.5%
                                    ===============================

                             KEYSTONE PROPERTY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.  SEGMENTS (CONTINUED)

     The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for the three and six-month periods ended June 30, 2002 and 2001 (amounts in thousands):

                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------      -------------------------------
                                                    2002             2001               2002              2001
                                                 -----------------------------      -------------------------------
Segment property net operating income as         $      20,224   $      22,063      $      40,880     $      46,753
   shown above
Provision for asset impairment                          (1,400)             --             (1,400)               --
Depreciation and amortization expense                   (5,585)         (5,100)           (10,891)          (13,831)
General and administrative expense                      (1,908)         (2,118)            (3,954)           (4,284)
Interest expense                                        (6,298)         (8,439)           (12,360)          (19,803)
Other income(2)                                            843             464              1,266               869
                                                 -----------------------------      -------------------------------
Income before equity in earnings from
   equity method investments, gains (losses)
   on sales of assets, distributions to
   preferred unitholders and preferred
   shareholders, minority interest of
   unitholders in Operating Partnership and
   extraordinary items                           $       5,876   $       6,870      $      13,541     $       9,704
                                                 =============================      ===============================

(1)  Amounts for 2001 are as of December 31, 2001

(2) Amount consists of interest and other income not allocated to a specific business segment, including a fee of approximately $500,000 recorded in the second quarter of 2002 related to the transfer of a sales contract to an unaffiliated third party

(3) Property Level Net Operating Income excludes depreciation and amortization expense.

7.  DIVIDENDS

     In July 2002, the Company declared a dividend of $.325 per Common Share for the second quarter of 2002, which was paid on July 31, 2002 to shareholders of record on July 17, 2002.

     In April 2002, the Company declared a dividend of $.320 per Common Share for the first quarter of 2002, which was paid on April 30, 2002 to shareholders of record on April 16, 2002.

     In January 2002, the Company declared a dividend of $.320 per Common Share for the fourth quarter of 2001, which was paid on January 31, 2002 to shareholders of record on January 17, 2002.

     The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a guaranteed payment ranging from 9.0% to 9.75% of liquidation value. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $4.7 million and $6.7 million, respectively, during the six months ended June 30, 2002 and 2001. In July 2002, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock and Convertible Preferred Units, which aggregated $2.3 million.

8.  SUBSEQUENT EVENTS

     In July 2002, the Company sold a 39,252 square foot industrial property located in Indianapolis, Indiana for approximately $3.9 million at a gain of approximately $200,000. In July 2002, the Company sold a 66,000 square foot office property located in Albany, NY for approximately $7.0 million (Note 2). In August 2002, the Company sold two industrial properties aggregating
300,000 square feet, located in Central Pennsylvania for approximately $11.4 million at a gain of approximately $600,000.

     At June 30, 2002, the Company was evaluating strategic alternatives for the entire New York office and industrial portfolio and certain other non-core industrial assets which were cross collateralized with the New York assets (the "Portfolio"), aggregating approximately 3.9 million square feet, including possible sale. In late June 2002, the Company received an unsolicited, non-binding offer to acquire the Portfolio for $178.3 million which included the assumption of $115 million in existing debt and the Company's retaining a $25 million mezzanine investment. In accordance with SFAS 144, the Company determined at June 30, 2002 that a disposition was not probable as the potential disposition was subject to the satisfactory completion of due diligence and the posting of a non-refundable deposit of $3 million and accordingly classified the Portfolio as held for use at June 30, 2002. Under the terms of this transaction, the Company would realize a net loss of approximately $29 million based on the net book value of the properties of approximately $202 million, which includes straight line rent receivables and other assets related to the properties. As a result of these circumstances, the Company performed an impairment test of the Portfolio as of June 30, 2002, using probability - weighted cash flows of possible alternatives, including holding and using the assets for their remaining useful lives and had concluded that there was no impairment of the Portfolio as of June 30, 2002 that should be recognized. In July 2002, the acquiror began due diligence with respect to the proposed transaction. On August 13, 2002 the acquiror completed its due diligence and the posting of the required non-refundable deposit and the Company concluded that it was probable that this disposition will be consummated. Accordingly, the Company will classify these assets as held for sale in the third quarter of 2002 as discontinued operations and record an impairment change of approximately $29 million. Although the Company believes this transaction is a probable future event, other contingencies remain to be satisfied and there can be no assurance that this transaction will ultimately be consummated.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     The Company reported net income allocated to common shareholders for the quarter ended June 30, 2002 of $2.8 million, or $.15 per diluted share, as compared with net income allocated to common shareholders of $2.3 million, or $.17 per diluted share including the effect of extraordinary items, for the quarter ended June 30, 2001. During the second quarter of 2002, the Company recorded a $1.4 million provision for asset impairment related to a property that was sold subsequent to June 30, 2002. Excluding this provision for asset impairment in 2002 and the extraordinary item in 2001, net income allocated to common shareholders would have been $3.8 million or $.21 per diluted share for the quarter ended June 30, 2002, as compared to $2.4 million, or $.18 per diluted share for the same period in 2001. This increase in earnings per share is primarily the result of the impact of lower interest expense as a result of lower interest rates and deferred financing costs amortization on the Company's Credit Facility.

     The decrease in rental revenues during the quarter from $26.7 million in 2002 to $25.5 million in 2001 is primarily the result of asset sales. The decrease of $2.1 million in interest expense is a result of the decrease in interest rates for the Company's variable rate Credit Facility, along with asset sales in 2001 and the repayment of $56 million of debt in April 2001 as a result of the Company's April 2001 Common Share offering. The decrease in preferred unitholder and preferred shareholder distributions is a result of the repurchase of preferred shares and units from affiliates of Reckson Associates Realty Corporation ("Reckson") in 2001 simultaneous with the August 2001 Common Share offering.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     The Company reported net income, including the impact of a $178,000 extraordinary loss related to early retirement of debt, for the six-month period ended June 30, 2002 of $6.3 million, or $.34 per diluted share, as compared with net income of $1.6 million, or $.12 per diluted share, for the period ended June 30, 2001. The $4.7 million increase in net income, or $.22 per diluted share in 2002 as compared with 2001, is the result of the $2.7 million cumulative catch-up adjustment for depreciation expense recorded in the first quarter of 2001 (as a result of placing assets, previously classified as held for sale, back into service as assets held for investment), lower interest expense as a result of the Company's reduction in overall leverage during 2001, lower interest rates on the variable-rate
Credit Facility and a decrease of approximately $1.0 million in extraordinary losses from early debt retirements. Excluding the impact of the extraordinary items, gains and losses from asset sales in 2001 and 2002, the impact of the $1.4 million provision for asset impairment in 2002 and the cumulative depreciation adjustment in 2001, net income increased to $7.8 million, or $.42 per diluted share, in the period from $3.2 million, or $.31 per diluted share, in the same period last year. This increase in earnings per share is primarily the result of the impact of lower interest expense as a result of lower interest rates and deferred financing costs amortization on the Company's Credit Facility.

     The decreases in rental revenues, reimbursement revenues and property operating expenses (including depreciation expense) during the period as compared to the same period in 2001 are primarily the result of the dispositions of approximately $288 million of assets in 2001, including assets sold to the CalEast Joint Venture, net of the impact of the reinvestment of the proceeds from these dispositions in approximately $100 million of operating assets. In addition, economic occupancy in the Same Store Properties declined from 94.8% in 2001 to 92.6% in 2002. The decrease of $7.4 million in interest expense is a result of asset sales, the decrease in interest rates for the Company's Credit Facility and the impact of the April 2001 Common Share offering which resulted in the Company's de-leveraging in 2001. The decrease in preferred unitholder and preferred shareholder distributions in 2002 is a result of the repurchase of the Reckson shares and units in 2001 simultaneous with the August 2001 Common Share offering.

SAME STORE RESULTS

     Same Store Properties include 89 industrial properties and 21 office properties owned as of March 31, 2001, which aggregate 18.7 million square feet or approximately 80.5% of the Company's net property operating income for the six-month period ended June 30, 2002. The Company considers its Core Same Store Properties to be its same store industrial properties located within the New Jersey, Pennsylvania and Indiana markets. The Company considers all other Same Store Properties to be Non-Core Same Store Properties. The Company has 40 Core Same Store Properties which aggregate approximately 11.4 million square feet and represent approximately 44.0% of the Company's property level net operating income for the six-month period ended June 30, 2002.

     Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the three and six-month periods ended June 30, 2002 and 2001 (amounts in thousands).

                                               FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                                   JUNE 30,
                                         ----------------------------------------   --------------------------------------
                                             2002          2001       % CHANGE         2002         2001        % CHANGE
                                         -----------   -----------   ------------   -----------  -----------  ------------
TOTAL SAME STORE PROPERTIES
Revenue
            Rental revenue               $    18,859   $    18,958          (0.5%)  $    37,216  $    37,605         (1.0%)
            Tenant reimbursement               2,595         2,744          (5.4%)        5,281        5,747         (8.1%)
                                         -----------   -----------   -----------    -----------  -----------  -----------
Total rental revenue                     $    21,454   $    21,702          (1.1%)  $    42,497  $    43,352         (2.0%)
                                         ===========   ===========   ===========    ===========  ===========  ===========
Operating expenses

            Property operating expenses  $     1,904   $     1,764           7.9%   $     3,742  $     3,887         (3.7%)
            Real estate taxes                  2,369         2,282           3.8%         4,722        4,549          3.8%
                                         -----------   -----------   -----------    -----------  -----------  -----------
Total operating expenses                       4,273         4,046           5.6%         8,464        8,436          0.3%
                                         -----------   -----------   -----------    -----------  -----------  -----------
Net operating income                     $    17,181   $    17,656          (2.7%)  $    34,033  $    34,916         (2.5%)
                                         ===========   ===========   ===========    ===========  ===========  ===========

Physical occupancy at period end                94.1%         92.8%          1.3%          94.1%        92.8%         1.3%
                                         ===========   ===========   ===========    ===========  ===========  ===========
Economic occupancy                              92.2%         94.2%         (2.0%)         92.6%        94.8%        (2.2%)
                                         ===========   ===========   ===========    ===========  ===========  ===========

                                               FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                                     JUNE 30,
                                          ----------------------------------------    -------------------------------------
                                             2002          2001         % CHANGE         2002         2001       % CHANGE
                                          -----------     -----------  -----------    -----------  -----------  -----------
CORE SAME STORE PROPERTIES
Revenue
              Rental revenue              $     9,712     $     9,671          0.4%   $    18,971  $    18,919          0.3%
              Tenant reimbursement              1,201           1,299         (7.5%)        2,505        2,692         (6.9%)
                                          -----------     -----------  -----------    -----------  -----------  -----------
Total rental revenue                      $    10,913     $    10,970         (0.5%)  $    21,476  $    21,611         (0.6%)
                                          ===========     ===========  ===========    ===========  ===========  ===========
Operating expenses
              Property operating expenses $       225     $       243         (7.4%)  $       489  $       598        (18.2%)
              Real estate taxes                 1,162           1,109          4.8%         2,308        2,199          5.0%
                                          -----------     -----------  -----------    -----------  -----------  -----------
Total operating expenses                        1,387           1,352          2.6%         2,797        2,797          0.0%
                                          -----------     -----------  -----------    -----------  -----------  -----------
Net operating income                      $     9,526     $     9,618         (1.0%)  $    18,679  $    18,814         (0.7%)
                                          ===========     ===========  ===========    ===========  ===========  ===========

Physical occupancy at period end                 95.0%           98.2%        (3.2%)         95.0%        98.2%        (3.2%)
                                          ===========     ===========  ===========    ===========  ===========  ===========
Economic occupancy                               94.0%           97.0%        (3.0%)         95.2%        98.0%        (2.8%)
                                          ===========     ===========  ===========    ===========  ===========  ===========

                                               FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                                       JUNE 30,
                                          ----------------------------------------    -------------------------------------
                                             2002          2001         % CHANGE         2002         2001       % CHANGE
                                          -----------     -----------  -----------    -----------  -----------  -----------
NON CORE SAME STORE PROPERTIES
Revenue
              Rental revenue              $     9,147     $     9,287         (1.5%)  $    18,245  $    18,686         (2.4%)
              Tenant reimbursement              1,394           1,445         (3.5%)        2,776        3,055         (9.1%)
                                          -----------     -----------  -----------    -----------  -----------  -----------
Total rental  revenue                     $    10,541     $    10,732         (1.7%)  $    21,021  $    21,741         (3.3%)
                                          ===========     ===========  ===========    ===========  ===========  ===========
Operating expenses
              Property operating expenses $     1,679     $     1,521         10.4%   $     3,253  $     3,289         (1.1%)
              Real estate taxes                 1,207           1,173          2.9%         2,414        2,350          2.7%
                                          -----------     -----------  -----------    -----------  -----------  -----------
Total  operating expenses                       2,886           2,694          7.1%         5,667        5,639          0.5%
                                          -----------     -----------  -----------    -----------  -----------  -----------
Net operating income                      $     7,655     $     8,038         (4.8%)  $    15,354  $    16,102         (4.6%)
                                          ===========     ===========  ===========    ===========  ===========  ===========

Physical occupancy at period end                 92.7%           84.4%         8.3%          92.7%        84.4%         8.3%
                                          ===========     ===========  ===========    ===========  ===========  ===========
Economic occupancy                               90.4%           91.4%        (1.0%)         90.0%        91.8%        (1.8%)
                                          ===========     ===========  ===========    ===========  ===========  ===========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     For the three months ended June 30, 2002, property level net operating income ("NOI") for Same Store Properties decreased by 2.7% or $475,000 in comparison to the second quarter of 2001. Total rental revenue decreased by 1.1% or $248,000 due to decreased occupancy as a result of a decline in economic occupancy of 2.0%, from 94.2% in 2001 to 92.2% in 2002. Same Store results were also negatively impacted during the quarter as a result of lower tenant reimbursements due to lower occupancy. Operating expenses increased by $227,000 over last year primarily due to increases in utilities and repairs and maintenance in the non-core properties.

     Same Store NOI results for the Core Same Store Properties, which exclude straight line rental income, decreased by 1.0% from the second quarter of 2001. Total rental revenue decreased .5% as economic occupancy in these properties declined from 97.0% in 2001 to 94.0% in 2002. This is primarily the result of decreased occupancy at the Arnold Road properties in Pennsylvania. Tenant reimbursement revenue decreased by $98,000 as a result of decreased occupancy in Pennsylvania. Same Store NOI results for the Non-Core Same Store Properties were $383,000 or 4.8% lower than the same quarter last year. Total rental revenue decreased by 1.7% due to a 1.0% decrease in economic occupancy. Economic occupancy for the Non-Core Same Store properties was 91.4% for the second quarter of 2001 as compared to 90.4% for the same quarter this year. Operating expenses increased $192,000 mainly due to increases in utilities and repairs and maintenance in the New York office properties.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Property level NOI, excluding straight line rental income, for the Same Store Properties decreased by 2.5%, or $883,000, compared with the same six-month period in 2001. Rental revenue decreased by 1.0%, as economic occupancy declined from 94.8% in 2001 to 92.6% in 2002. Tenant reimbursements decreased by $466,000 over the same period last year primarily as a result of the decreased occupancy.

     For the six months ended June 30, 2002, the Core Same Store property level NOI decreased by 0.7%. Total rental revenue decreased by 0.6% as compared to the same period in 2001 as rent increases at properties in New Jersey and Pennsylvania, were offset by an overall 2.8% decrease in economic occupancy. Tenant reimbursements decreased $187,000 due to the decreased occupancy. Non-Core Same Store NOI results were $748,000 or 4.6% below the same period in 2001. Total rental revenue decreased 3.3% as a result of a 1.8% decrease in economic occupancy. Economic occupancy in these properties declined from 91.8% in 2001 to 90.0% in 2002 as a result of decreased occupancy in the New York office properties. Tenant reimbursements decreased by $279,000 as a result of decreased occupancy and changes in base years for tenant leases at certain New York properties.

SEGMENTS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

INDUSTRIAL SEGMENT

     Revenue and property level NOI increased by approximately $776,000 and $357,000, respectively, in the three month period ended June 30, 2002 as compared to the same period in

2001, as a result of property acquisitions in Pennsylvania in December 2001, the acquisition of an 800,000 square foot industrial building in Indiana in November 2001 and lease termination income at the 6402 Corporate Drive property in Indianapolis which was offset by asset sales of certain New Jersey properties in 2001. Revenue and property level NOI decreased in New Jersey due to asset sales in the fourth quarter of 2001.

OFFICE SEGMENT

     Revenue and property level NOI decreased by approximately $2.4 million and $2.2 million, respectively, in the three month period ended June 30, 2002 as compared to the same period in 2001, primarily as a result of the sale of the New Jersey office properties in the fourth quarter of 2001 and the sale of Two Meridian Boulevard in Pennsylvania in January 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

INDUSTRIAL SEGMENT

     Revenue and property level NOI decreased by approximately $2.4 million and $2.5 million, respectively, in the six month period ended June 30, 2002 as compared to the same period in 2001, primarily as a result of asset sales of certain New Jersey properties in 2001 which was offset by acquisitions in Pennsylvania, termination income at the 6402 Corporate Drive property in Indianapolis and the acquisition of an 800,000 square foot building industrial building in Indiana in November 2001.

OFFICE SEGMENT

     Revenue and property level NOI decreased by approximately $4.4 million and $3.4 million, respectively, in the six month period ended June 30, 2002, as compared to the same period for 2001, primarily as a result of the sale of New Jersey and several Pennsylvania office properties in 2001 and the sale of Two Meridian Boulevard in Pennsylvania in January 2002.

DISPOSITION OF OFFICE AND INDUSTRIAL ASSETS

     As discussed in Note 8, the Company has entered into an agreement to dispose of all of its New York office and industrial properties and certain other industrial assets in Pennsylvania and Ohio.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     During the six months ended June 30, 2002, the Company generated $21.9 million in cash flow from operating activities, as compared to $21.8 million during the same period in 2001.

     Cash used in investing activities in the six months ended June 30, 2002 was $7.2 million as compared to $39.7 million of cash provided by investing activities in the same period in 2001. The significant change in cash provided was primarily a result of increased asset sales in 2001 over 2002. Cash used in financing activities decreased to $15.1 million in 2002 as compared to $62.4 million during the same period in 2001. This decrease in cash used in financing activities was the result of the repayment of the Company's debt from asset sales and the Company's common share offering in 2001. In April 2001, the Company issued 7,500,000 Common Shares that resulted in net proceeds of $85.7 million after underwriters' discount and offering expenses. The proceeds of this offering were utilized to re-purchase 1,693,471 Common Shares and 765,807 OP Units from a third party for approximately $29.4 million and to repay approximately $56.7 million of the Company's outstanding debt.

CAPITALIZATION

     As of June 30, 2002, the Company had $315.8 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.7% and a weighted average maturity of 4.3 years. The Company has a $125 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank which expires on December 21, 2004. The Credit Facility has a term of three years with a one year extension available at the option of the Company. Interest is calculated on a grid based on the Company's leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company's leverage at June 30, 2002, the rate was LIBOR + 1.625%. At June 30, 2002, the Company's outstanding borrowings under this Credit Facility were $105.1 million at an interest rate of 3.47%. The Company has other variable rate debt, which aggregated approximately $18.6 million at June 30, 2002. At June 30, 2002, the Company's variable rate debt was approximately 28.1% of total debt. The Company's ratio of debt to undepreciated total assets was 50.2% at June 30, 2002 as compared to 49.7% at December 31, 2001.

SHORT AND LONG TERM LIQUIDITY

     Cash flow from operating activities is the Company's principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain costs associated with the Company's development activities. The Company also has a commitment to fund approximately $12 million of additional equity to the CalEast Joint Venture. This equity will be funded as the joint venture acquires additional properties. The Company jointly and severally guaranteed a $15.6 million recourse construction loan of 4 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 800,000 square foot distribution facility in Airtech Park in Indianapolis, Indiana in the first quarter of 2002. In connection with the development of Airtech Park, the Company has also guaranteed a $3.0 million revolving land development loan of a Browning affiliate for certain site improvements to Airtech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees. Subsequent to June 30, 2002 as further described in Note 8, the Company entered into a definitive agreement to dispose of certain properties at a loss of approximately $29 million (the "New York Disposition"). The Company believes that this transaction will not have a material impact on the Company's short term or long term liquidity. Upon the closing of this transaction, the net proceeds will be utilized to repay the Company's Credit Facility and to fund 1031 exchange accounts. The Company expects that it will reinvest these net proceeds in its core industrial markets of Pennsylvania and New Jersey. After this reinvestment, the Company expects that its overall leverage levels will remain consistent with those as of June 30, 2002. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from the New York Disposition and other asset sales. The Company believes all of the sources discussed above will be available in 2002 in order to fund short-term liquidity needs.

     The Company's long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of its office and certain non-core industrial assets, and (iii) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of June 30, 2002, the Company has issued approximately $150 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     Funds From Operations ("FFO"), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company's FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. The Company's FFO presentation is in accordance with NAREIT's FFO definition. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds Available for Distribution ("FAD") is defined as FFO reduced by straight-line rent adjustments and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions, and increased by amortization of deferred financing costs.

     FFO, FAD and cash flows for the three and six-month periods ended June 30, 2002 and 2001 are summarized in the following table (in thousands, except share data):

                                                                    FOR THREE MONTHS                 FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                    ENDED JUNE 30,
                                                            -------------------------------   -------------------------------
                                                                 2002            2001              2002            2001
                                                            --------------- ---------------   --------------- ---------------
                                                             (unaudited)                       (unaudited)
  Income before distributions to preferred unitholders,
       minority interest of unitholders in Operating
       Partnership, extraordinary item, and income
       allocated to preferred shareholders                    $     6,131     $     7,068        $    13,428     $    10,109
  (Less) Plus:
       Losses/(gains) on sales of assets                               --              --                430            (336)
       Provision for asset impairment                               1,400              --              1,400              --
       Depreciation and amortization related to real estate         5,585           5,100             10,891          13,831
       Depreciation and amortization related to equity
           method investments                                         180             294                344             352
                                                              -----------     -----------        -----------     -----------
  Funds from Operations                                       $    13,296     $    12,462        $    26,493     $    23,956
                                                              ===========     ===========        ===========     ===========

  (Less) Plus:
       Rental income from straight-line rents                 $      (862)    $      (615)       $    (1,308)    $    (1,436)
       Amortization of deferred financing costs                       280             471                540             932
       Building improvements                                         (224)           (384)              (303)           (550)
       Tenant improvements                                         (1,153)           (235)            (1,329)         (1,021)
       Leasing commissions                                           (231)           (288)            (1,619)         (1,247)
                                                              -----------     -----------        -----------     -----------
  Funds Available for Distribution                            $    11,106     $    11,411        $    22,474     $    20,634
                                                              ===========     ===========        ===========     ===========

  Cash flow from operating activities                                                            $    21,866     $    21,796
  Cash flow from investing activities                                                                 (7,155)         39,702
  Cash flow from financing activities                                                                (15,089)        (62,380)
                                                                                                 -----------     -----------
  Net decrease in cash and cash equivalents                                                      $      (378)    $      (882)
                                                                                                 ===========     ===========
  Weighted average number of common and convertible
  preferred shares and units-diluted(1)                        31,284,195      29,277,472         31,154,659      27,516,889
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other variable rate debt obligations represented approximately 28.1% of debt outstanding as of June 30, 2002. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.7% and 5.0 years, respectively, at June 30, 2002. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the six month period ended June 30, 2002, the Company's interest expense for the six month period ended June 30, 2002 would have been increased or decreased by approximately $537,000. Approximately $27.4 million of the Company's debt, including approximately $8.8 million of fixed rate debt, which has a weighted average interest rate of 5.9%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations.

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure. As of June 30, 2002, the Company does not have any derivative investments related to interest rate management.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 6, 2002, the Company held its Annual Meeting of Shareholders. Voting results for the following three proposals are as follows:

Proposal #1
-----------

     The shareholders approved the election of certain directors as follows:

     Election of Directors                   For               Against
     ---------------------                ----------          ---------
     Rodney B. Berens                     16,116,334            283,213
     Michael J. Falcone                   16,116,334            283,213
     Jeffrey E. Kelter                    14,937,229          1,462,318
     David F. McBride                     16,115,926            283,621

Directors whose term of office continued after the Annual Meeting of Shareholders are as follows:

     Francesco Galesi
     David M. Sherman
     Donald E. Callaghan
     Jonathan D. Eilian
     John S. Moody


Proposal #2
-----------

The shareholders approved the issuance of 390,735 Common Shares of the Company to KTR Holdings, Inc., a New Jersey corporation, in exchange for the contribution of 390,735 OP Units in the Operating Partnership by KTR Holdings to a wholly-owned subsidiary of the Company to be formed for purposes of the transaction.



     For                 Against          Abstentions          Unvoted
     ----------          -------          -----------          -------
     11,559,941          130,994          75,749               4,632,863


Proposal #3
-----------

In April 2001, the Company received approval to list its Common Shares for trading on the NYSE, and on May 9, 2001, the Common Shares began trading on the NYSE and were de-listed from the American Stock Exchange. As a condition to clearance of the Common Shares for trading, the NYSE requried, and the comany agreed to make certain amendments to the Declaration of Trust. The shareholders approved this proposition.



     For                 Against          Abstentions
     ----------          -------          -----------
     16,351,998          25,962           21,587

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1    Articles of Amendment of Declaration of Trust

(b)  Reports on Form 8-K:

During the three month period ended June 30, 2002 and through August 14, 2002, the Company filed the following:

     (i) A Current Report on Form 8-K, dated and filed April 30, 2002 (reporting Items 7 and 9) regarding the Company's first quarter supplemental financial information.

     (ii) A Current Report on Form 8-K dated May 23, 2002 was filed on May 30, 2002 (reporting Item 4), regarding the Company's change in certifying accountant.

     (iii) A Current Report on Form 8-K dated July 9, 2002 was filed on July 15, 2002 (reporting Items 5 and 7) regarding the Company's change in Trustees.

     (iv) A Current Report on Form 8-K dated July 30, 2002 was filed on July 31, 2002 (reporting Items 7 and 9) regarding the Company's second quarter supplemental financial information.

                            SIGNATURES OF REGISTRANT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KEYSTONE PROPERTY TRUST


Date:  August 14, 2002             By:  /s/ Jeffrey E. Kelter
                                        ---------------------
                                        Jeffrey E. Kelter
                                        President and Chief Executive Officer

Date:  August 14, 2002             By:  /s/ Timothy E. Mckenna
                                        ----------------------
                                        Timothy E. McKenna
                                        Senior Vice President and Chief
                                        Financial Officer

Date:  August 14, 2002             By:  /s/ J. Peter Lloyd
                                        ------------------
                                        J. Peter Lloyd
                                        Vice President and Corporate Controller