Form 10-Q
period 2002-09-30
KEYSTONE PROPERTY TRUST
filed 2002-11-14
CIK 906113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12514

Keystone Property Trust

(Exact name of registrant as specified in its declaration of trust)

Maryland	84-1246585
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Four Falls Corporate Center, Suite 208, West Conshohocken, PA 19428
(Address of principal executive offices)

(484) 530-1800
(Registrant’s telephone number)

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

Yes ☒       No ☐

A total of 21,372,116 common shares of beneficial interest of the registrant’s common equity were outstanding as of November 14, 2002.

KEYSTONE PROPERTY TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Item 1.	PART I – FINANCIAL INFORMATION

KEYSTONE PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and unit data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

INVESTMENT IN REAL ESTATE:
Land and land improvements	$87,308	$120,369
Buildings and building improvements	450,089	634,431
Real estate assets held for sale	190,417	—
Development and construction-in-progress	49,203	62,337
Investment in direct financing lease	583	840
	777,600	817,977
Less
Accumulated depreciation	(35,946)	(47,192)
Accumulated depreciation - assets held for sale	(22,563)	—
Total investment in real estate, net	719,091	770,785
CASH AND CASH EQUIVALENTS	514	1,975
RESTRICTED CASH AND CASH ESCROWS	868	5,251
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $8,487 and $6,719 in 2002 and 2001, respectively, net of allowance for bad debts of $487 and $482 in 2002 and 2001, respectively	10,765	11,592
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,236 and $1,487 in 2002 and 2001, respectively	3,699	4,314
DEFERRED LEASING COSTS, net of accumulated amortization of $4,131 and $2,855 in 2002 and 2001, respectively	4,773	6,949
EQUITY METHOD INVESTMENTS	26,154	21,863
OTHER ASSETS	5,503	4,784
OTHER ASSETS - ASSETS HELD FOR SALE	9,835	—
Total assets	$781,202	$827,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Mortgage notes payable and unsecured revolving credit facility, including unamortized premiums on assumed indebtedness of $165 and $1,989 in 2002 and 2001, respectively	$317,628	$435,136
Liabilities related to assets held for sale, including mortgage notes payable of $114,279 and unamortized premiums on assumed indebtedness of $1,295	118,885	—
Accounts payable	1,140	3,076
Dividend and distributions payable	1,082	1,648
Accrued interest payable	1,297	1,144
Accrued expenses and other liabilities	7,030	11,265
Deferred rent revenue	2,468	3,322
Total liabilities	449,530	455,591

MINORITY INTEREST, 5,811,361 and 6,356,885 units outstanding in 2002 and 2001, respectively	36,634	48,698

CONVERTIBLE PREFERRED UNITS	52,892	60,392

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series A; $.001 par value; 800,000 shares authorized, none issued and outstanding in 2002 and 800,000 issued and outstanding in 2001, liquidation preference of $20,000	—	1
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 600,000 issued and outstanding in 2002 and 800,000 issued and outstanding in 2001, liquidation preference of $15,000 and $20,000 in 2002 and 2001, respectively	1	1
Common Shares, $.001 par value; 59,200,000 authorized; 21,167,471 and 18,397,625 shares issued and outstanding in 2002 and 2001, respectively	21	18
Additional paid-in capital	295,107	282,503
Loans to executives and employees to purchase Common Shares	(6,365)	(6,127)
Deferred compensation	(2,245)	—
Cumulative net income	22,996	35,850
Cumulative distributions	(67,369)	(49,414)
Total shareholders’ equity	242,146	262,832
Total liabilities and shareholders’ equity	$781,202	$827,513

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except for share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
REVENUE:
Rents	$21,517	$23,453	$63,295	$71,693
Reimbursement revenue and other income	3,425	3,240	9,984	10,829
Total revenue	24,942	26,693	73,279	82,522

OPERATING EXPENSES:
Property operating expenses	1,876	2,027	5,549	6,561
Real estate taxes	2,554	2,319	7,446	7,254
General and administrative	2,028	2,268	5,980	6,552
Employee termination costs	930	—	930	—
Depreciation and amortization	5,021	5,435	15,575	18,968
Interest expense	6,369	7,596	18,329	26,827
Provision for asset impairment	30,200	—	30,200	—
Total operating expenses	48,978	19,645	84,009	66,162

(Loss) income before equity in income from equity method investments and gains on sales of assets	(24,036)	7,048	(10,730)	16,360
Equity in income from equity method investments	266	386	583	455
Gains (losses) on sales of assets	—	10,025	(430)	10,361
(Loss) income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, extraordinary items, discontinued operations and income allocated to preferred shareholders	(23,770)	17,459	(10,577)	27,176
Distributions to preferred unitholders	(1,424)	(1,747)	(4,317)	(5,610)
(Loss) income before minority interest of unitholders in Operating Partnership, extraordinary items, discontinued operations and income allocated to preferred shareholders	(25,194)	15,712	(14,894)	21,566
Minority interest of unitholders in Operating Partnership	6,092	(4,124)	3,987	(4,610)
(Loss) income from continuing operations	(19,102)	11,588	(10,907)	16,956
Discontinued operations:
Income from discontinued operations	86	195	323	587
Gain on disposition of discontinued operations	871	—	871	—
Minority interest	(235)	(56)	(294)	(196)
	722	139	900	391
Extraordinary item-loss on early retirement of debt	—	(94)	(178)	(1,269)

NET (LOSS) INCOME	$(18,380)	$11,633	$(10,185)	$16,078

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(798)	(1,242)	(2,673)	(4,097)

NET (LOSS) INCOME ALLOCATED TO COMMON SHAREHOLDERS	$(19,178)	$10,391	$(12,858)	$11,981

(LOSS) EARNINGS PER COMMON SHARE – BASIC:
Net (loss) income per Common Share before extraordinary items and discontinued operations	$(1.02)	$0.62	$(0.72)	$0.94
Extraordinary items	—	—	(0.01)	(0.06)
Discontinued operations	0.04	0.01	0.05	0.03
Net (loss) income per Common Share – Basic	$(0.98)	$0.63	$(0.68)	$0.91

WEIGHTED AVERAGE COMMON SHARES – BASIC	19,489,288	16,570,452	18,845,599	13,211,061

(LOSS) EARNINGS PER COMMON SHARE – DILUTED:
Net (loss) income per Common Share before extraordinary items and discontinued operations	$(1.02)	$0.54	$(0.72)	$0.86
Extraordinary items	—	—	(0.01)	(0.06)
Discontinued operations	0.04	0.01	0.05	0.03
Net (loss) income per Common Share – Diluted	$(0.98)	$0.55	$(0.68)	$0.83

WEIGHTED AVERAGE COMMON SHARES – DILUTED	25,457,791	24,363,191	18,845,599	20,282,848

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net (loss) income	$(10,185)	$16,078
Adjustments to reconcile net (loss) income allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	15,963	19,398
Amortization of deferred financing costs	812	1,384
Amortization of debt premiums	(529)	(657)
Non-cash compensation and employee termination costs	1,324	139
Bad debt provision	—	375
Gains on sales of assets including gains from sales of assets in discontinued operations	(441)	(10,361)
Extraordinary items	178	1,269
Straight-line rental income	(2,467)	(2,095)
Decrease in investment in direct financing lease	257	256
Equity in income from equity method investments	(583)	(455)
Income allocated to preferred unitholders	4,317	5,610
Minority interest	(3,693)	4,806
Provision for asset impairment, including $1.4 million related to discontinued operations	31,600	—
Cash provided by (used in):
Accounts receivable	840	(1,357)
Other assets	(2,032)	(1,025)
Accounts payable, accrued expenses and other liabilities	(1,169)	(736)
Deferred rent revenue	331	(318)
Net cash provided by operating activities	$34,523	$32,311

INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	$630	$(11,267)
Properties and land acquired	(7,547)	(16,316)
Capital contributions to equity method investments	(4,780)	(7,931)
Repayments of advances and distributions from equity method investments	827	272
Capital expenditures	(4,092)	(2,386)
Development and construction-in-progress expenditures	(10,634)	(25,616)
Payment of leasing commissions	(3,519)	(1,511)
Net proceeds from sales of properties	28,217	120,796
Net cash (used in) provided by investing activities	$(898)	$56,041

FINANCING ACTIVITIES:
Issuances of Common Shares, net of issuance costs	$31,493	$122,722
Options exercised	326	—
Repurchase of Common Shares and OP Units	—	(69,845)
Repurchase of Convertible Preferred Stock and Convertible Preferred Units	(33,000)	—
Dividends paid on Common Shares.	(17,955)	(10,894)
Distributions paid on Convertible Preferred Stock and Convertible Preferred Units	(7,556)	(10,357)
Distributions paid on OP Units	(6,078)	(6,832)
Proceeds from mortgage notes payable	376	21,752
Repayments of mortgage notes payable	(12,552)	(79,832)
Payments of deferred financing and early debt retirement costs	(240)	(1,575)
Net borrowings (repayments) under Credit Facility	10,100	(54,147)
Net cash used in financing activities	$(35,086)	$(89,008)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,461)	$(656)

CASH AND CASH EQUIVALENTS, beginning of period	1,975	3,668

CASH AND CASH EQUIVALENTS, end of period	$514	$3,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$15,322	$28,360

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Organization and Operations

Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), which is organized as a Maryland REIT. The majority of the Company’s properties are owned by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company.  As of September 30, 2002, the Company owned interests in 103 industrial and 20 office properties aggregating approximately 22.6 million square feet and an investment in a direct financing lease (the “Properties”).  The Properties are located in Central Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio and Greenville, South Carolina and had an overall physical occupancy of 94.0% as of September 30, 2002.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001.  In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001, and its cash flows for the nine-month periods ended September 30, 2002 and 2001, have been included.  The results of operations for such interim periods are not necessarily indicative of the results for a full year.

Principles of Consolidation

The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 73% at September 30, 2002.  The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Real Estate Investments

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”) and supercedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business as previously defined in APB 30.  SFAS 144 retains SFAS 121’s fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This Statement requires that, subsequent to January 1, 2002, the operations related to properties that have been sold or classified as held for sale be presented as discontinued operations in the statement of operations for all periods presented and properties to be sold be designated as held for sale on the balance sheet.

The Company recorded a $1.4 million provision for asset impairment for one of the New York office properties in the second quarter of 2002.  This property was sold in July 2002 (Note 3) for approximately $7.0 million and the $1.4 million charge was reclassified to discontinued operations in the third quarter. During the third quarter of 2002, the Company also recorded a $30.2 million provision for asset impairment for 19 office properties and 15 industrial properties totaling 3.9 million square feet located in New York, Ohio and Pennsylvania (the “New York Office Portfolio”) which were placed under a definitive sales contract during the third quarter (Note 3).

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

Recent Pronouncements

In April and June 2002, the FASB issued Financial Accounting Standards Nos. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), and 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has historically incurred these costs and expects it will continue to incur these costs as it refinances term debt prior to its maturity.  SFAS 146 addresses financial accounting and reporting for exit and disposal costs.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The impact of the adoption of SFAS 146 will not be material to the Company’s financial condition or results of operations.

Capitalization Policy

The Company capitalizes all direct and indirect costs, including interest and payroll costs, associated with real estate assets under construction and land under development by the Company and by its joint ventures. During the nine-month periods ended September 30, 2002 and 2001, the Company capitalized approximately $2.7 million and $1.5 million, respectively, of interest costs related to construction and development in progress.  During the nine-month periods ended September 30, 2002 and 2001, the Company capitalized $1.3 million in each period, respectively, of payroll costs for construction and development in progress.

Earnings per Share

The Company reports Earnings per Share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine-month periods ended September 30, 2002 and 2001 (amounts in thousands, except share and per share data):

	2002		2001
For The Three Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net (loss) income	$(19,178)	$(19,178)	$10,391	$10,391
Add: Minority interest allocation	—	(5,857)	—	—
Preferred dividends and distributions	—	—	—	2,989
Total – numerator	$(19,178)	$(25,035)	$10,391	$13,380

Weighted average number of shares outstanding	19,489,288	19,489,288	16,570,452	16,570,452
Stock equivalents(1):
Options(2)	—	—	—	22,932
Convertible Preferred Stock/Units	—	—	—	7,769,807
Convertible OP Units	—	5,968,503	—	—
Total – denominator	19,489,288	25,457,791	16,570,452	24,363,191

(Loss) earnings Per Share	$(0.98)	$(0.98)	$0.63	$0.55

	2002		2001
For The Nine Months Ended September 30,	Basic	Diluted	Basic	Diluted
Net (loss) income	$(12,858)	$(12,858)	$11,981	$11,981
Add: Minority interest allocation	—	—	—	4,806
Total – numerator	$(12,858)	$(12,858)	$11,981	$16,787

Weighted average number of shares outstanding
Stock equivalents(1):	18,845,599	18,845,599	13,211,061	13,211,061
Options(2)	—	—	—	3,656
Convertible OP Units	—	—	—	7,068,131
Total – denominator	18,845,599	18,845,599	13,211,061	20,282,848

(Loss) earnings Per Share	$(0.68)	$(0.68)	$0.91	$0.83

(1)                                  Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at September 30, 2002 and 2001.

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

Reclassifications

Certain amounts in the September 30, 2001 financial statements have been reclassified in order to conform with the September 30, 2002 presentation.

3.     Acquisitions and Dispositions of Investments in Real Estate

2002 Transactions

Acquisitions

In July 2002, the Company acquired 8 acres of land in Allentown, PA for approximately $700,000, on which 70,000 square feet of industrial property can be built.  In September 2002, the Company acquired approximately 26 acres of land in Jersey City, NJ for approximately $6.6 million on which 524,469 square feet of industrial property can be built.

Dispositions

In the third quarter of 2002, the Company sold a 39,252 square foot industrial property located in Indianapolis, Indiana for approximately $3.9 million, a 66,000 square foot office property located in Albany, NY for approximately $7.0 million (Note 2), two industrial properties, aggregating 300,027 square feet, located in Pennsylvania for approximately $11.4 million and a 60,000 square foot industrial property located in South Carolina for approximately $1.4 million.

In January 2002, the Company sold a 64,154 square foot office property located at Two Meridian Boulevard in Wyomissing, Pennsylvania for approximately $5.9 million.

Discontinued Operations

The Company reported income from discontinued operations relating to properties that were sold in the third quarter of 2002.  The following table summarizes information for the five properties sold in the third quarter of 2002.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$228	$777	$2,898	$2,338
Property operating expenses	(37)	(152)	(331)	(451)
Interest expense	(54)	(298)	(456)	(870)
Depreciation and amortization expense	(51)	(132)	(388)	(430)
Gain on disposition of discontinued operations	871	—	871	—
Provision for asset impairment	—	—	(1,400)	—
Minority interest	(235)	(56)	(294)	(196)
Income from discontinued operations	$722	$139	$900	$391

Assets Held for Sale

At June 30, 2002, the Company was evaluating strategic alternatives for the entire New York Office Portfolio including a possible sale.  In late June 2002, the Company received an unsolicited, non-binding offer to acquire the New York Office Portfolio for $178.3 million which included the assumption of $115.6 million in existing debt and the Company’s retaining a $25 million preferred equity investment in the acquiring entity.  Under the terms of this transaction, the Company will realize a net loss of approximately $30.2 million based on the net book value of the properties of approximately $208.5 million, which includes straight line rent receivables and other assets related to the properties. In accordance with SFAS 144, the Company determined at June 30, 2002 that a sale was not probable as this transaction was subject to the satisfactory completion of due diligence and the posting of a non-refundable deposit of $3 million and accordingly classified the New York Office Portfolio as held for use.  As a result of these circumstances, the Company performed an impairment test of the New York Office Portfolio as of June 30, 2002, using probability–weighted cash flows of possible alternatives, including holding and using the assets for their remaining useful lives and had concluded that there was no impairment of the New York Office Portfolio as of June 30, 2002 that should be recognized.  In August 2002, the acquirer completed its due diligence and posted the required deposit and the Company concluded that it was probable that this disposition will be consummated.  Accordingly, the Company classified these assets as held for sale in the third quarter of 2002 and recorded an impairment charge of approximately $30.2 million.  These assets are not reported as discontinued operations due to the Company’s preferred equity investment in the entity which is acquiring these assets and the Company will report its continuing investment in accordance with the equity method of accounting.  The Company expects that this transaction will close in the fourth quarter of 2002.  Although the Company believes this transaction is a probable future event, other contingencies remain to be satisfied and there can be no assurance that this transaction will ultimately be consummated.

The following are the assets and liabilities of properties held for sale as of September 30, 2002 (dollars in thousands):

September 30, 2002

Real estate assets held for sale	$190,417
Accumulated depreciation – assets held for sale	22,563
Total real estate assets held for sale, net	167,854
Cash escrows	3,753
Accounts receivable, net	1,754
Other assets	4,328
Total other assets – assets held for sale	9,835
Total assets held for sale	177,689

Secured debt, including unamortized debt premiums	115,574
Other liabilities	3,311
Total liabilities related to assets held for sale	118,885

During the quarter ended September 30, 2002, the Company incurred severance and employee related termination costs aggregating $930,000 associated with the disposition of the New York Office Portfolio.

2001 Transactions

During 2001, the Company acquired 14 industrial properties in Pennsylvania, 50 acres of land in New Jersey and a joint venture partner’s 50% interest in an 800,000 square foot industrial property in Indianapolis, Indiana (Note 4).  These acquisitions aggregated 2.9 million square feet, for an aggregate cash purchase price of $102.5 million, which was funded through $53.6 million of mortgage financing and $48.9 million of cash generated primarily from property sales.

In 2001, the Company disposed of 27 industrial and office properties located in New Jersey, Pennsylvania and South Carolina totaling approximately 4.3 million square feet. These dispositions included seven industrial properties, aggregating 2.1 million square feet, sold or contributed to Keystone New Jersey Associates, LLC, the Company’s joint venture with CalEast Industrial Investors LLC (the “CalEast Joint Venture”) (Note 4), for an aggregate net amount of approximately $269.7 million resulting in an aggregate gain of $11.0 million and aggregate losses of $1.9 million and a net aggregate gain of $9.1 million.  The consideration for these dispositions consisted of $158.0 million in cash payments, $104.6 million in debt, which was assumed by the CalEast Joint Venture, and a $2.0 million note the Company received as partial consideration in connection with one of its dispositions during 2001.  The note accrues interest at 10% and matures in 2004.

Construction - In - Progress

During 2000, the Company began construction of two distribution facilities (Cranbury West Phase II and Cranbury East Phase I) aggregating approximately 1.0 million square feet in New Jersey.

These facilities were completed in 2001 and early 2002.  In July 2002, the Company leased an additional 115,000 square feet in Cranbury West Phase II, a 473,000 square foot building in New Jersey.  At September 30, 2002, this building is 78% leased and the remaining space is committed to the two existing tenants.  The Cranbury East Phase I building is 510,000 square feet and is not leased.  During the quarter ended September 30, 2002, the Company purchased 26 acres of land at Greenville Yards in Jersey City, NJ, and commenced construction on two industrial buildings which will aggregate 525,000 square feet at an expected cost of $33 million.  At September 30, 2002, approximately $49.2 million is included in development and construction-in-progress related to these construction projects and other development projects.

Pro Forma Operating Results

The following unaudited pro forma financial information of the Company for the nine months ended September 30, 2002 and 2001 gives effect to the properties acquired and sold during the period from January 1, 2001 through November 15, 2002, as if the purchases and sales had occurred on January 1, 2001.

	Nine Months Ended September 30, (In 000’s, Except for Per Share Data)
Unaudited	2002	2001
Pro forma total revenue	$70,335	$69,103
Pro forma net (loss) income allocated to Common Shares	$(14,047)	$5,934
Pro forma net (loss) income per Common Share—Basic	$(0.75)	$0.31
Pro forma net (loss) income per Common Share—Diluted	$(0.75)	$0.31

These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2001, nor do they purport to represent the future results of the Company.

4.     Equity Method Investments

Keystone Realty Services, Inc.

The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting.  The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company.  The voting stock of the Management Company is owned by the Company’s President and Chief Executive Officer, the Company’s Chairman of its Board of Trustees and certain of his relatives, and another shareholder who is not affiliated with the Company.  The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including Keystone New Jersey Associates, LLC), as well as providing other real estate related services for third parties.

Indianapolis Joint Ventures

In December 1998, the Company entered into an agreement with Browning Investments, Inc. (“Browning”) to develop 491 acres of land located in Airtech Park outside Indianapolis, Indiana.  The terms of the agreement give the Company an option until December 31, 2003, and a right of first offer until December 31, 2008, to develop distinct land parcels through joint ventures in which the Company will have a 50% non-controlling interest.

In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC (“4 Points”), an entity formed to develop and construct a distribution facility totaling approximately 800,000 square feet located in Airtech Park 4 Points has obtained an $18 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004.  The Company commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002.  The distribution facility is 55% leased as of September 30, 2002.

Keystone New Jersey Associates, LLC

In March 2001, the Company sold six industrial properties and contributed another industrial property located in Northern New Jersey which aggregated 2.1 million square feet to the CalEast Joint Venture at a value of approximately $103.8 million.  This joint venture between the Company and CalEast Industrial Investors LLC was formed to own, operate and develop industrial property in New Jersey.  This joint venture is 80% owned by CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) and 20% owned by the Company.  The Company has a commitment to fund approximately $24.0 million of equity to this joint venture of which approximately $16.1 million has been funded as of September 30, 2002.  The funding of the remaining $7.9 million will occur as the joint venture acquires additional industrial properties.  The Management Company and the Operating Partnership act as the joint venture’s exclusive acquisition, management and leasing agent. In the third quarter of 2002, the CalEast Joint Venture acquired three industrial properties in Central and Northern NJ aggregating approximately 350,000 square feet for an aggregate purchase amount of approximately $21.0 million.

4.     Equity Method Investments (continued)

The following table summarizes the equity method investments of the Company as of September 30, 2002 and December 31, 2001 (amounts in thousands):

	September 30, 2002	December 31, 2001
Keystone Realty Services, Inc.	$5,835	$6,153
4 Points Associates, LLC	2,470	1,820
Keystone New Jersey Associates, LLC	17,849	13,890
Total	$26,154	$21,863

The following table summarizes the equity in income (loss) from equity method investments for the three-month periods ended September 30, 2002 and 2001 (amounts in thousands):

	September 30, 2002	September 30, 2001
Keystone Realty Services, Inc.	$(81)	$56
3 Points Associates, LLC	—	87
Keystone New Jersey Associates, LLC	120	—
4 Points Associates, LLC	227	243
Total	$266	$386

The following table summarizes the equity in income (loss) from equity method investments for the nine-month periods ended September 30, 2002 and 2001 (amounts in thousands):

	September 30, 2002	September 30, 2001
Keystone Realty Services, Inc.	$(207)	$(136)
3 Points Associates, LLC	—	170
Keystone New Jersey Associates, LLC	670	421
4 Points Associates, LLC	120	—
Total	$583	$455

5.     Indebtedness

Variable Rate Indebtedness

In December 2001, the Company refinanced its $150 million secured line of credit with a new $125 million unsecured revolving credit facility (the “Credit Facility”).  Borrowings under the Credit Facility enable the Company to fund acquisition and development of real estate, as well as provide working capital to the Company.  The Credit Facility has a term of three years, expiring December 21, 2004, with a one year extension available at the option of the Company.  Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%.  Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.625%.  The interest rate on the retired $150.0 million secured line of credit was based on a sliding scale, ranging from LIBOR plus 1.625% to LIBOR plus 2.25%, based on the Company’s leverage.  At September 30, 2002 and 2001, the Company had $103.1 million and $65.8 million, respectively, outstanding on the applicable credit agreements.  The weighted average balances outstanding and weighted average interest rates for the nine months ended September 30, 2002 and 2001, were $100.7 million and $89.5 million and 3.47% and 6.77%, respectively.

The Credit Facility requires the Company to meet certain financial covenants, including certain leverage, net worth and coverage ratios, on a quarterly, annual and ongoing basis.  The Company is in compliance with these debt covenants as of September 30, 2002.

In December 2000, the Company obtained a recourse $37.0 million loan to construct two industrial facilities in New Jersey.  This loan is collateralized by these properties, matures in December 2002 and requires interest at LIBOR plus 2.25% (4.07% at September 30, 2002).  The Company had approximately $12.3 million outstanding on this loan at September 30, 2002. The Company has an additional $3.9 million in a recourse construction loan outstanding at September 30, 2002 which matures in December 2005 and has an interest rate of 8.14%.

In October 2001, the Company entered into a $10.0 million working capital facility which is secured by mortgage loans on four properties and a lease assignment on another property.  The facility matures in January 2003 and requires interest only payments at LIBOR plus 1.75%.  The LIBOR interest rate is based on a sliding scale based on the value of the collateral.  As of September 30, 2002, approximately $6.5 million was outstanding under this facility with a weighted average interest rate of 3.41% for the nine months ended September 30, 2002.

Fixed Rate Indebtedness

Mortgage notes of $309.9 million, excluding debt premiums, encumbered 46 properties at September 30, 2002.  At September 30, 2002, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 9.75%.  Mortgage notes had weighted average interest rates of 7.74% and 7.75% at September 30, 2002 and 2001, respectively.  The maturities for these notes range from October 2002 through July 2013.

6.              Common Share Offerings

In September 2002, the Company sold 2.0 million Common Shares at a price of $16.415 per share.  The Company used the net proceeds of approximately $31.6 million, after underwriters discount and offering expenses, to repurchase all of its Series A Convertible Preferred Stock, with a $20.0 million liquidation preference, which required a 9.00% preferred dividend, and 200,000 shares of its Series C Convertible Preferred Stock, with a $5.0 million liquidation preference, which required a  9.75% preferred dividend, from AEW Targeted Securities Fund, L.P., and all of its Series B Convertible Preferred Units, with a $7.5 million liquidation preference, which required a 9.50% preferred return, from Hopewell Properties, Inc.

In August 2001, the Company sold 2.5 million Common Shares at a price of $13.65 per share.  The Company used the net proceeds of approximately $32.2 million, after underwriters discount and offering expenses, to acquire all of its Series B Convertible Preferred Stock and all of its Series C Preferred Units from affiliates of Reckson Associates Realty Corporation for $35.7 million.  The remaining $3.4 million was funded from the Company’s Credit Facility.  In September 2001, the underwriter for this offering exercised its overallotment option and an additional 375,000 Common Shares were sold at a price of $12.94 per share.  The net proceeds, after underwriters’ discount and offering expenses, from this issuance were used to re-purchase 375,000 Common Shares from shareholders affiliated with Francesco Galesi, a Trustee of the Company, at an aggregate cost of $4.8 million.

6.              Common Share Offerings (continued)

In April 2001, the Company sold 7.5 million Common Shares at a price of $12.20 per share, for net proceeds of approximately $85.7 million after underwriters discount and offering expenses.  The Company used approximately $29.4 million of these proceeds to complete the re-purchase of 2,459,278 Common Shares and OP Units from Crescent Real Estate Equities Limited Partnership  and approximately $56.7 million of the net proceeds were used to repay outstanding debt.

7.     Segments

The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

The Company’s Chief Executive Officer and management assess and measure operating results based upon property level operating income on an individual asset basis within each of the Company’s business segments.  The Company considers its reportable segments to be industrial, office and other based on geographic regions.  Other properties primarily consist of an investment in a direct financing lease.  The accounting policies of the reportable segments are consistent with those described in Note 2.

Summarized financial information concerning the Company’s reportable segments is shown in the following table at September 30, 2002 and 2001, unless otherwise noted (amounts in thousands):

	INVESTMENT IN REAL ESTATE, AT COST(1)
	2002	2001
New Jersey	$203,827	$188,844
Pennsylvania	215,101	226,038
Indiana	84,588	88,207
Ohio	41,430	42,074
New York	38,871	44,783
South Carolina	63,544	64,759
Industrial	$647,361	$654,705

New Jersey	$—	$—
Pennsylvania	5,270	11,743
New York	123,683	150,398
Office	$128,953	$162,141

Other	$1,286	$1,131

Total	$777,600	$817,977

7.     Segments (continued)

	REVENUES
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
New Jersey	$5,086	$5,960	$13,560	$21,228
Pennsylvania	6,620	4,881	19,421	15,198
Indiana	2,146	3,382	7,865	7,114
Ohio	1,306	1,241	3,915	3,808
New York	1,444	1,172	4,208	4,337
South Carolina	1,990	1,788	5,733	5,243
Industrial	$18,592	$18,424	$54,702	$56,928

New Jersey	$—	$1,918	$—	$5,752
Pennsylvania	335	399	841	1,700
New York	5,812	6,180	18,868	18,972
Office	$6,147	$8,497	$19,709	$26,424

Other	$36	$48	$105	$138

Interest/Other Income(2)	$395	$501	$1,661	$1,370

Total	$25,170	$27,470	$76,177	$84,860

	PROPERTY LEVEL NET OPERATING INCOME(3)
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
New Jersey	$4,300	$4,996	$11,369	$17,877
Pennsylvania	5,819	4,439	17,021	13,897
Indiana	2,104	3,383	7,602	7,124
Ohio	1,236	1,174	3,689	3,582
New York	1,077	858	3,167	3,466
South Carolina	1,785	1,576	5,124	4,634
Industrial	$16,321	$16,426	$47,972	$50,580

New Jersey	$—	$1,649	$—	$4,974
Pennsylvania	262	250	609	994
New York	3,691	4,099	12,505	12,541
Office	$3,953	$5,998	$13,114	$18,509

Other	$34	$47	$102	$135

Total	$20,308	$22,471	$61,188	$69,224

7.     Segments (continued)

	CAPITAL EXPENDITURES
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
New Jersey	$620	$345	$971	$646
Pennsylvania	553	126	777	215
Indiana	—	—	—	—
Ohio	1	29	2	39
New York	144	108	220	296
South Carolina	21	14	38	51
Industrial	$1,339	$622	$2,008	$1,247

New Jersey	$—	$16	$—	$68
Pennsylvania	2	61	61	395
New York	529	116	2,023	676
Office	$531	$193	$2,084	$1,139

Other	$—	$—	$—	$—

Total	$1,870	$815	$4,092	$2,386

	PHYSICAL OCCUPANCY
	NINE MONTHS ENDED SEPTEMBER 30, 2002
	2002	2001
New Jersey	95.1%	99.3%
Pennsylvania	92.5%	96.5%
Indiana	93.7%	100.0%
Ohio	98.3%	94.5%
New York	91.8%	58.0%
South Carolina	94.4%	88.3%
Industrial	94.1%	93.8%

New Jersey	100.0%	97.7%
Pennsylvania	78.6%	88.5%
New York	91.6%	96.5%
Office	91.8%	96.4%

Other	100.0%	100.0%

Total	94.0%	94.0%

7.     Segments (continued)

The following is a reconciliation of segment property operating income as shown above to the accompanying consolidated statement of operations for the three and nine-month periods ended September 30, 2002 and 2001 (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Segment property net operating income as shown above	$20,308	$22,471	$61,188	$69,224
Provision for asset impairment and employee termination costs	(31,130)	—	(32,530)	—
Depreciation and amortization expense	(5,072)	(5,567)	(15,964)	(19,398)
General and administrative expense	(2,028)	(2,268)	(5,980)	(6,552)
Interest expense	(6,423)	(7,894)	(18,782)	(27,697)
Income from discontinued operations	(86)	(195)	(323)	(587)
Other income(2)	395	501	1,661	1,370
(Loss) income before equity in earnings from equity method investments, gains (losses) on sales of assets, distributions to preferred unitholders and preferred shareholders, minority interest of unitholders in Operating Partnership and extraordinary items	$(24,036)	$7,048	$(10,730)	$16,360

(1)          Amounts for 2001 are as of December 31, 2001

(2)          Amount consists of interest and other income not allocated to a specific business segment.

(3)          Property level net operating income excludes depreciation and amortization expense.

8.     Dividends

In October 2002, the Company declared a dividend of $0.325 per Common Share for the third quarter of 2002, which was paid on October 31, 2002 to shareholders of record on October 16, 2002.

In July 2002, the Company declared a dividend of $0.325 per Common Share for the second quarter of 2002, which was paid on July 31, 2002 to shareholders of record on July 17, 2002.

In April 2002, the Company declared a dividend of $0.320 per Common Share for the first quarter of 2002, which was paid on April 30, 2002 to shareholders of record on April 16, 2002.

In January 2002, the Company declared a dividend of $0.320 per Common Share for the fourth quarter of 2001, which was paid on January 31, 2002 to shareholders of record on January 17, 2002.

The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a preferred return ranging from 9.0% to 9.75% of liquidation value.  These distributions are paid on a quarterly basis.  Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $7.6 million and $10.4 million, respectively, during the nine months ended September 30, 2002 and 2001.  In October 2002, the Company and the Operating Partnership paid distributions to the holders of the Convertible Preferred Stock and Convertible Preferred Units, which aggregated $1.6 million.

9.     Subsequent Events

In November 2002, the Company acquired a 262,500 square foot industrial property located in Allentown, Pennsylvania for approximately $10.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain information both included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intent,” “project,” or the negative of these words or other similar words or terms.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates, competition, supply and demand for properties in the Company’s current and proposed market areas, and changes in general accounting principles and policies and guidelines applicable to REITs.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2002 and 2001

The Company reported a net loss for the quarter ended September 30, 2002 of $19.2 million, or $0.98 per diluted share, as compared with net income of $10.4 million, or $0.55 per diluted share for the quarter ended September 30, 2001.   This significant decrease in net income is primarily the result of a $30.2 million provision for asset impairment related to the New York Office Portfolio in 2002.  In addition, the Company incurred $930,000 in employee termination costs related to the sale of the New York Office Portfolio.  In 2001, the Company had recorded a $10.0 million gain on the sale of an asset in New Jersey.  Excluding the impact of the asset impairment provision, extraordinary items, employee termination costs and gains and losses on sales of assets, net income for 2002 would have been $4.0 million or $0.21 per diluted share, as compared to $3.3 million, or $0.19 per diluted share, in 2001.  The increase in diluted earnings per share is primarily a result of lower interest rates on the Company's Credit Facility.

The 6.6% decrease in rental revenues during the quarter from $26.7 million in 2001 to $24.9 million in 2002, is primarily the result of the sale of Two Meridian Boulevard in the first quarter of 2002 and termination income in 2001 on an industrial property in Indiana.  In addition, economic occupancy in the Same Store properties declined from 93.5% in 2001 to 92.1% in 2002.  The decrease of $1.2 million in interest expense is a result of the decrease in interest rates for the Company’s variable rate Credit Facility.  The  $767,000 decrease in dividends and distributions to preferred shareholders and unitholders is a result of the repurchase of Convertible Preferred Stock and units in 2002 and 2001.

Comparison of the Nine Months Ended September 30, 2002 and 2001

The Company reported a net loss for the nine-month period ended September 30, 2002 of $12.9 million, or $0.68 per diluted share, as compared with net income of $12.0 million, or $0.83 per diluted share, for the same period ended September 30, 2001.  The significant decrease in earnings per share is primarily the result of the $32.5 million in asset impairment charges  and employee termination costs recorded during 2002, $31.1 million of which was recorded in the third quarter related to the pending sale of the New York Office Portfolio.  In 2001, the Company recorded a $10.0 million gain from the sale of a building in New Jersey and a $2.7 million cumulative catch-up adjustment in 2001 for depreciation expense (as a result of the McBride assets placed back into service as assets held for investment).  In 2002, the Company incurred lower interest expense as a result of the reduction in overall leverage during 2001 and lower interest rates on the variable rate Credit Facility.  In 2002, the Company incurred a $1.0 million reduction in extraordinary items from early debt retirements.  Excluding the impact of gains and losses from asset sales, extraordinary items, employee termination costs, asset impairment charges and the 2001 cumulative depreciation adjustment, net income would have been $12.9 million, or $0.66 per diluted share, in 2002 as compared to $7.4 million, or $0.51 per diluted share, in 2001.  The increase in diluted earnings per share is primarily a result of lower interest rates on the Company's Credit Facility.

The decreases in rental revenues, reimbursement revenues and property operating expenses during the period as compared to the same period in 2001 are primarily the result of the dispositions of approximately $288 million of assets in 2001, net of the impact of the reinvestment of the proceeds from these dispositions in approximately $100 million of operating assets. Economic occupancy in the Same Store Properties declined from 94.3% in 2001 to 92.4% in 2002 which resulted in a $282,000 decrease in revenue.  The decrease of $8.5 million in interest expense is a result of asset sales, the decrease in interest rates for the Company’s Credit Facility and the impact of the April 2001 Common Share offering which resulted in the Company repaying $56.7 million in debt.  The decrease in preferred unitholder and preferred shareholder distributions in 2002 is a result of the repurchase of Convertible Preferred Stock and units in 2001 from the proceeds of the 2002 and  2001 Common Share offerings.

SAME STORE RESULTS

Same Store Properties include 86 industrial properties and 20 office properties owned as of June 30, 2001, which aggregate 19.2 million square feet or approximately 81% of the Company’s net property operating income for the nine-month period ended September 30, 2002.  The Company considers its Core Same Store Properties to be its same store industrial properties located within the New Jersey, Pennsylvania and Indiana markets.  The Company considers all other Same Store Properties to be Non-Core Same Store Properties.  The Company has 38 Core Same Store Properties which aggregate approximately 12.1 million square feet and represent approximately 45.0% of the Company’s property level net operating income for the nine-month period ended September 30, 2002.

Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the three and nine-month periods ended September 30, 2002 and 2001 (amounts in thousands).

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,			FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	% Change	2002	2001	% Change
Total Same Store Properties
Revenue
Rental revenue	$18,573	$18,466	0.6%	$55,789	$56,071	(0.5)%
Tenant reimbursement	2,730	2,637	3.5%	8,011	8,383	(4.4)%
Total rental revenue	21,303	21,103	0.9%	63,800	64,454	(1.0)%
Operating expenses
Property operating expenses	1,969	1,766	11.5%	5,711	5,653	1.0%
Real estate taxes	2,449	2,287	7.1%	7,171	6,835	4.9%
Total operating expenses	4,418	4,053	9.0%	12,882	12,488	3.2%
Net operating income	$16,885	$17,050	(1.0)%	$50,918	$51,966	(2.0)%

Physical occupancy at period end	94.5%	93.7%	0.8%	94.5%	93.7%	0.8%
Economic occupancy	92.1%	93.5%	(1.4)%	92.4%	94.3%	(1.9)%
Core Same Store Properties
Revenue
Rental revenue	$9,502	$9,625	(1.3)%	$28,473	$28,544	(0.2)%
Tenant reimbursement	1,399	1,316	6.3%	3,904	4,008	(2.6)%
Total rental revenue	10,901	10,941	(0.4)%	32,377	32,552	(0.5)%
Operating expenses
Property operating expenses	314	218	44.0%	803	816	(1.6)%
Real estate taxes	1,238	1,151	7.6%	3,546	3,350	5.9%
Total operating expenses	1,552	1,369	13.4%	4,349	4,166	4.4%
Net operating income	$9,349	$9,572	(2.3)%	$28,028	$28,386	(1.3)%

Physical occupancy at period end	94.7%	98.2%	(3.5)%	94.7%	98.2%	(3.5)%
Economic occupancy	92.9%	97.6%	(4.7)%	94.4%	97.9%	(3.5)%
Non-Core Same Store Properties
Revenue
Rental revenue	$9,071	$8,841	2.6%	$27,316	$27,527	(0.8)%
Tenant reimbursement	1,331	1,321	0.8%	4,107	4,375	(6.1)%
Total rental revenue	10,402	10,162	2.4%	31,423	31,902	(1.5)%
Operating expenses
Property operating expenses	1,655	1,548	6.9%	4,908	4,837	1.5%
Real estate taxes	1,211	1,136	6.6%	3,625	3,485	4.0%
Total operating expenses	2,866	2,684	6.8%	8,533	8,322	2.5%
Net operating income	$7,536	$7,478	0.8%	$22,890	$23,580	(2.9)%

Physical occupancy at period end	94.2%	86.2%	8.0%	94.2%	86.2%	8.0%
Economic occupancy	91.2%	89.3%	1.9%	90.4%	91.0%	(0.6)%

Comparison of the Three Months Ended September 30, 2002 and 2001

For the quarter, property level net operating income on a cash basis for Same Store properties decreased by 1.0% or $165,000 in comparison to the third quarter of 2001.  Rental revenue increased by 0.6% or $107,000 due to rent increases in Pennsylvania and New Jersey, offset by a decline in economic occupancy from 93.5% in 2001 to 92.1% in 2002.  The decline in economic occupancy is primarily related to the Arnold Road and Sheffler Drive buildings in Pennsylvania.  Same Store results were also negatively impacted by an increase in operating expenses of $365,000 during the quarter primarily due to decreased occupancy and increased real estate tax expense.

Same Store property level net operating income results for the Core Same Store properties decreased by 2.3% from the third quarter of 2001.  Rental revenue decreased 1.3%, primarily as a result of declines in economic occupancy in certain Pennsylvania properties as discussed above.  Operating expenses increased by $183,000 primarily as a result of increased real estate tax assessments in New Jersey and Pennsylvania and increased operating expense as a result of vacancy in Pennsylvania.

Same Store property level net operating income results for the Non-Core Same Store properties increased by $58,000 or 0.8% higher than the same quarter last year.  Rental revenue increased by 2.6% due to a 1.9% increase in economic occupancy.  Economic occupancy for the Non-Core Same Store industrial properties was 89.3% for the third quarter in 2001 as compared to 91.2% for the same quarter this year. The increase in economic occupancy is primarily related to increased occupancy in the South Carolina properties and the Steelway building in New York which offset increased vacancy in the other New York office properties.  Operating expenses increased $182,000 mainly due to increases in utilities and repairs and maintenance in New York.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Property level net operating income on a cash basis for the Same Store properties decreased by 2.0%, or approximately $1.0 million compared with the same nine-month period in 2001. Rental revenue decreased by 0.5%, which was comprised of a $937,000 increase in rent offset by a $1.2 million increase in vacancy, as economic occupancy declined from 94.3% in 2001 to 92.4% in 2002. Tenant reimbursements decreased 4.4% due to decreased occupancy and new leases with 2002 base years.  Operating expenses increased by $394,000 over the same period last year primarily as a result of higher real estate tax expenses related to increased tax assessments.

The Core Same Store properties had a 1.3% decrease in property net operating income.  Rental revenue decreased by 0.2% which was comprised of a $977,000 increase in revenue at properties in New Jersey and Pennsylvania, offset by a $1.0 million increase in vacancy as economic occupancy declined from 97.9% in 2001 to 94.4% in 2002.  These increases in vacancy were related to the two Arnold Road properties and 1440 Sheffler Drive in Pennsylvania.  Operating expenses increased $183,000 due to increased tax assessments in Pennsylvania and New Jersey.

Non-Core Same Store property level net operating income results were $690,000 or 2.9% below the same period in 2001. Rental revenue was in line with the previous year but was offset by a 0.6% decrease in economic occupancy to result in a 0.8% decrease in net rental revenue during the period.  Economic occupancy in these properties declined from 91.0% in 2001 to 90.4% in 2002 as a result of vacancy in the New York office properties, which was slightly offset by increased occupancy in the South Carolina properties.  Tenant reimbursements decreased 6.1% due to decreased occupancy and new leases with 2002 base years.  Operating expenses increased by $211,000 primarily as a result of the increased real estate tax expense.

SEGMENTS

Comparison of the Three Months Ended September 30, 2002 and 2001

Industrial Segment

Revenue increased by approximately $168,000 while property level net operating income decreased by approximately $105,000 in the three-month period ended September 30, 2002 as compared to the same period in 2001. Revenue increased as a result of property acquisitions in Pennsylvania in December 2001.  Property level net operating income decreased due to asset sales in New Jersey in the fourth quarter of 2001 and lease termination income at the 6402 Corporate Drive property in Indianapolis in 2001.

Office Segment

Revenue and property level net operating income decreased by approximately $2.4 million and $2.0 million, respectively, in the three-month period ended September 30, 2002 as compared to the same period in 2001.  These decreases are primarily a result of the sale of the New Jersey office properties in the fourth quarter of 2001 and the sale of 17 Columbia Circle in New York in July 2002.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Industrial Segment

Revenue and property level net operating income decreased by approximately $2.2 million and $2.6 million, respectively, in the nine-month period ended September 30, 2002 as compared to the same period in 2001. These decreases are primarily a result of asset sales of certain New Jersey properties in 2001 which were offset by acquisitions in Pennsylvania, the acquisition of an 800,000 square foot industrial building in Indiana in November 2001 and increased occupancy in the South Carolina properties in 2002.

Office Segment

Revenue and property level net operating income decreased by approximately $6.7 million and $5.4 million, respectively, in the nine-month period ended September 30, 2002 as compared to the same period in 2001. These decreases are primarily a result of the sale of the New Jersey office properties and several Pennsylvania office properties in 2001 and the sale of Two Meridian Boulevard in Pennsylvania in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows for the Nine Months Ended September 30, 2002 and 2001

During the nine months ended September 30, 2002, the Company generated $34.5 million in cash from operating activities, as compared to $32.3 million during the same period in 2001.

Cash used in investing activities in the nine months ended September 30, 2002 was approximately $898,000 as compared to $56.0 million of cash provided by investing activities in the same period in 2001. The significant change in cash provided was primarily a result of higher asset sales activity in 2001 as compared to 2002.  Cash used in financing activities decreased to $35.1 million in 2002 as compared to $89.0 million during the same period in 2001. This decrease in cash used in financing activities was the result of the reduction in debt repayments as a result of lower asset sales activity in 2002. In 2001, the Company issued 10,375,000 Common Shares which resulted in net proceeds of $122.7 million after underwriters’ discount and offering expenses.  The proceeds of these offerings were utilized to repurchase 4,568,471 Common Shares and 765,807 OP Units from various shareholders and unitholders for approximately $66.7 million and to repay approximately $56.7 million of the Company’s outstanding debt.  In September 2002, the Company issued 2.0 million Common Shares for net proceeds of $31.5 million after underwriters’ discount and offering expenses.  The proceeds were utilized to repurchase Convertible Preferred Stock and Convertible Preferred OP Units from various investors.

Capitalization

As of September 30, 2002, the Company had $309.9 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.74% and a weighted average maturity of 4.7 years.  The Company has a $125 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank which expires on December 21, 2004. The Credit Facility has a term of three years with a one year extension available at the option of the Company. Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%.  Based on the Company’s leverage at September 30, 2002, the rate was LIBOR + 1.625%.  At September 30, 2002, the Company’s outstanding borrowings under this Credit Facility were $103.1 million at an interest rate of 3.45%.  The Company has other variable rate debt, which aggregated approximately $18.8 million at September 30, 2002.  At September 30, 2002, the Company’s variable rate debt was approximately 28.2% of total debt. The Company’s ratio of debt to undepreciated assets was 51.6% at September 30, 2002 as compared to 49.7% at December 31, 2001.

Short and Long Term Liquidity

Cash flow from operating activities is the Company’s principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain initial costs associated with the Company’s development activities.  The Company also has a commitment to fund approximately $7.9 million of additional equity to the CalEast Joint Venture.  This equity will be funded as the joint venture acquires additional properties.  The Company jointly and severally guaranteed a $18 million recourse construction loan of 4 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 800,000 square foot distribution facility in Airtech Park in Indianapolis, Indiana in the first quarter of 2002.  In connection with the development of Airtech Park, the Company has also guaranteed a $3.2 million revolving land development loan of a Browning affiliate for certain site improvements to Airtech Park.  The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees.  In the third quarter of 2002, as further described in Note 3, the Company entered into a definitive agreement to dispose of the New York Office Portfolio at a loss of approximately $30.2 million.  The Company believes that this transaction will not have a material impact on the Company’s short term or long term liquidity.  Upon the closing of this transaction, the net proceeds will be utilized to repay the Company’s Credit Facility and to fund property acquisitions.  The Company expects that it will reinvest these net proceeds in its core industrial markets of Pennsylvania and New Jersey.  After this reinvestment, the Company expects that its overall leverage levels will remain consistent with those as of September 30, 2002.  The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from the disposition of the New York Office Portfolio and other asset sales.  The Company believes all of the sources discussed above will be available in order to fund short-term liquidity needs.

The Company’s long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility.  The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of its office and certain non-core industrial assets, (iii) the refinancing of maturing debt obligations; and (iv) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital.    The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt.  Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity.  The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million.  As of September 30, 2002, the Company has issued approximately $183.5 million of securities under this Registration Statement.

The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

Funds From Operations (“FFO”), which is a commonly used measurement of the performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructurings, asset valuation provisions and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.  Management believes the presentation of FFO is a useful disclosure as a general measurement of its performance in the real estate industry, although the Company’s FFO may not necessarily be comparable to similarly titled measures of other REITs which do not follow the NAREIT definition. The Company’s FFO presentation is in accordance with NAREIT’s FFO definition.  FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.  Funds Available for Distribution (“FAD”) is defined as FFO reduced by straight-line rent adjustments and non-revenue enhancing capital expenditures for building and tenant improvements and leasing commissions, and increased by amortization of deferred financing costs.

FFO, FAD and cash flows for the three and nine-month periods ended September 30, 2002 and 2001 are summarized in the following table (in thousands, except share data):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
(Loss) income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, discontinued operations, extraordinary item and income allocated to preferred shareholders	$(23,770)	$17,459	$(10,577)	$27,176
(Less) Plus:
(Gains) losses on sales of assets	—	(10,025)	430	(10,361)
Provision for asset impairment and employee termination costs(1)	31,130	—	32,530	—
Depreciation and amortization related to real estate	5,071	5,567	15,964	19,398
Depreciation and amortization related to equity method investments	206	293	546	645
Income from discontinued operations	86	195	323	587
Funds from Operations	$12,723	$13,489	$39,216	$37,445

(Less) Plus:
Rental income from straight-line rents	$(1,241)	$(660)	$(2,549)	$(2,095)
Amortization of deferred financing costs	272	452	812	1,384
Building improvements	(252)	(246)	(555)	(796)
Tenant improvements	(336)	(588)	(1,665)	(1,609)
Leasing commissions	(334)	(264)	(1,953)	(1,511)
Funds Available for Distribution	$10,832	$12,183	$33,306	$32,818

Cash flow from operating activities			$34,523	$32,311
Cash flow from investing activities			(898)	56,041
Cash flow from financing activities			(35,086)	(89,008)
Net decrease in cash and cash equivalents			$(1,461)	$(656)

Weighted average number of common and convertible preferred shares and units–diluted(2)	31,409,399	30,997,250	31,235,134	28,683,229

(1)                                  Includes $930,000 in employee termination costs recorded in the third quarter related to the sale of the New York Office Portfolio as discussed in Note 3.

(2)                                  Includes the shares of Convertible Preferred Stock and Convertible Preferred Units issuable assuming conversion at conversion prices which range from $15.75 to $16.50 per share and unit.

INFLATION

The Company’s leases for commercial office and industrial properties generally require tenants to pay either their share of operating expenses, including common area maintenance, real estate taxes and insurance or pay 100% of these costs directly (for triple net leases).  As a result, the Company’s exposure to increases in costs and operating expenses is reduced.  The Company does not anticipate that inflation will have a significant impact on its operating results in the near future.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Company has made estimates and assumptions relating to the reporting of its results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company’s critical accounting policies have been disclosed in Note 2.  The Company’s most critical accounting policies are those that are important to the portrayal of its financial condition and operating results and require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary exposure to market risk is to changes in interest rates.  The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market.  The amount outstanding under the Credit Facility and other variable rate debt obligations represented approximately 28.2% of debt outstanding as of September 30, 2002.  The Company also utilizes mortgage debt with fixed rates as a source of capital.  The weighted average interest rate and maturity for fixed rate debt was 7.74% and 4.7 years, respectively, at September 30, 2002.  As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the nine month period ended September 30, 2002, the Company’s interest expense for the nine month period ended September 30, 2002 would have been increased or decreased by approximately $854,000. Approximately $27.6 million of the Company’s debt, including approximately $8.8 million of fixed rate debt, which has a weighted average interest rate of 9.5%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations.

Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure. As of September 30, 2002, the Company does not have any derivative investments related to interest rate management.

ITEM 4.           CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c), under the Securities Exchange act of 1934.  The Company’s principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company’s internal controls. Accordingly, no corrective actions have been taken.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

99.1                           Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2                           Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

During the three month period ended September 30, 2002 and through November 14, 2002, the Company filed or furnished the following:

(i)                                     A Current Report on Form 8-K dated July 9, 2002 was filed on July 15, 2002 (reporting Items 5 and 7) regarding the Company’s change in Trustees.

(ii)                                  A Current Report on Form 8-K dated July 30, 2002 was furnished on July 31, 2002 (reporting Items 7 and 9) regarding the Company’s second quarter supplemental financial information.

(iii)                               A Current Reort on Form 8-K dated August 14, 2002 was furnished on August 14, 2002 (reporting Items 7 and 9) regarding the Chief Executive Officer and Chief Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(iv)                              A Current Report on Form 8-K dated September 4, 2002 was filed on September 4, 2002 (reporting Item 7) regarding the Company’s agreement to dispose of its Upstate New York Portfolio.

(v)                                 A Current Report on Form 8-K dated September 4, 2002 was filed on September 6, 2002 (reporting Items 5 and 7) regarding the Company’s Common Share offerings.

(vi)                              A Current Report on Form 8-K dated September 9, 2002 was filed on September 10, 2002 (reporting Items 5 and 7) regarding the Company’s repurchase of Preferred Shares and OP Units.

(vii)                           A Current Report on Form 8-K dated October 22, 2002 was furnished on October 23, 2002 (reporting Items 7 and 9) regarding the Company’s third quarter supplemental financial information.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

Date:	November 14, 2002	By:	/s/ Jeffrey E. Kelter
Jeffrey E. Kelter
President and Chief Executive Officer

Date:	November 14, 2002	By:	/s/ Timothy E. McKenna
Timothy E. McKenna
Senior Vice President and Chief Financial Officer

Date:	November 14, 2002	By:	/s/ J. Peter Lloyd
J. Peter Lloyd
Vice President and Corporate Controller