Form 10-K
period 2002-12-31
KEYSTONE PROPERTY TRUST
filed 2003-03-27
CIK 906113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 1-12514

                            ------------------------

                            KEYSTONE PROPERTY TRUST
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                        84-1246585
         (State or other jurisdiction                     (IRS Employer Identification
       of incorporation or organization)                             Number)

  200 FOUR FALLS CORPORATE CENTER, SUITE 208
        WEST CONSHOHOCKEN, PENNSYLVANIA
             (Address of principal                                    19428
              executive offices)                                   (Zip code)

                            ------------------------

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (484)530-1800

  Securities registered under Section 12(b) of the Securities Exchange Act of
                                     1934:

                              Title of each Class:

              TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
              -------------------                  ------------------------------------------
        Common shares, $.001 Par Value                       New York Stock Exchange

Series D Cumulative Redeemable Preferred Stock,              New York Stock Exchange
                $.001 Par Value

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

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes  /X/  No  / /

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price on the New York Stock Exchange) on June 30, 2002 was approximately $253.8 million. As of March 25, 2003, there were 21,497,001 Common Shares, $.001 par value, outstanding.

Portions of the proxy statement for the annual meeting of the shareholders of Keystone Property Trust to be held in 2003 and to be filed within 120 days after the close of the Registrant's fiscal year are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                           PAGE
                                                                         --------
PART I

Item 1.    Business....................................................         3
Item 2.    Properties..................................................        16
Item 3.    Legal Proceedings...........................................        18
Item 4.    Submission of Matters to a Vote of Security Holders.........        18

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................        19
Item 6.    Selected and Summary Financial Data.........................        20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        22
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................        32
Item 8.    Financial Statements and Supplementary Data.................        32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................        32

PART III.

Item 10.   Trustees and Executive Officers of the Registrant...........        34
Item 11.   Executive Compensation......................................        34
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................        34
Item 13.   Certain Relationships and Related Transactions..............        34
Item 14.   Controls and Procedures.....................................        34

PART IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K....................................................        35

Signatures.............................................................      II-1

                                    PART I.

ITEM 1. BUSINESS.

    Keystone Property Trust (together with its subsidiaries, the "Company") is a fully integrated, real estate investment trust, or "REIT," and one of the largest owners, managers and developers of industrial properties in the Eastern United States. The Company specializes in the acquisition, development and management of state-of-the-art distribution facilities servicing the population concentrated within the northeast corridor.

    Our goal is to create, through investment, disposition, development and asset management, a dominant ownership position in a few primary markets in the Eastern United States. As of December 31, 2002, the Company owned interests in a portfolio of 93 properties (the "Properties") which aggregated approximately
19.9 million square feet. Our portfolio is comprised almost exclusively of bulk/warehouse distribution facilities, the majority of which are state-of-the-art. The Company considers state-of-the-art distribution facilities to have the following characteristics: at least 300,000 square feet building sizes ("big box" properties); 24 to 36 foot clear ceiling heights; 58 by 42 foot column spacing; ESFR (early suppression, fast response) sprinkler systems; flow through loading dock configurations; 150 foot minimum truck courts; and drop-lot trailer parking.

    The Company currently operates in four major markets: Central/Northern New Jersey; Central/ Northern Pennsylvania; Indianapolis, Indiana; and Greenville, South Carolina. Our investment focus is on three primary markets; New Jersey, Pennsylvania and Indiana. The Company believes it can create significant value in these three primary markets where we have a significant ownership presence by building out our sizeable development pipeline, completing value-added acquisitions and enhancing the operating performance of our existing properties. The Company will also continue to build market leading positions by forming joint ventures with leading institutional investors. The Company believes joint ventures enable it to increase its overall return on invested capital and increase its access to capital for growth. As of December 31, 2002, the Company controls land that it believes will support the development of approximately
11.3 million square feet of industrial properties that it estimates would represent a total investment of approximately $385 million. The Company intends to prudently develop on a speculative basis as market conditions warrant and also take advantage of build-to-suit opportunities.

    The Company believes its primary markets exhibit very favorable distribution characteristics. The Northern New Jersey region is one of the busiest cargo areas in the United States. The developed highway infrastructure and the combination of JFK, LaGuardia and Newark Airports, the Port of Newark and the Port of Elizabeth places this region among the most active and advanced transportation hubs. Central Pennsylvania is the central hub of the northeast corridor serving both New England and the Mid-Atlantic region. Its highway and rail systems and strong labor pool make Central Pennsylvania an increasingly popular location for lower cost super-regional operations. Indianapolis claims the fastest growing cargo airport in the world and has a strong rail system and network of highways as well. By virtue of this infrastructure, Indianapolis serves as a national distribution hub.

    In addition to the properties in the Company's three primary markets, the Company owns properties in New York, Ohio and South Carolina. These markets are not part of the Company's on-going transaction focus because it has not established a dominant presence in such markets or any particular submarket and/or the properties it owns in such markets are not consistent with its business strategy.

    During the year ended December 31, 2002, the Company increased its industrial real estate portfolio in its New Jersey, Pennsylvania and Indiana markets by approximately 9.8%, from approximately 14.3 million square feet as of December 31, 2001, to 15.7 million square feet at December 31, 2002. During 2002, the Company sold 1.5 million square feet or $129 million of office properties and as of December 31, 2002 only has one office property in its portfolio. The Company acquired interests in 1.4 million square feet or $58.0 million of industrial assets during 2002 including 353,097 square feet valued at $21.1 million acquired through a joint venture with CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) (the "CalEast JV"). The focus of the CalEast JV is the acquisition of bulk warehouse and distribution facilities in New Jersey. The expected size of this joint venture is $300 million and it currently owns approximately $159 million of industrial assets located in New Jersey.

RECENT DEVELOPMENTS

    In February 2003, the Company entered into a joint venture agreement with the Mercantile Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust ("AFL-CIO") to form a joint venture (the "BIT JV") to own industrial warehouse properties. The Company sold six properties and contributed two properties (such eight properties, the "BIT JV Properties") located in New Jersey, Indiana and Pennsylvania consisting of approximately
2.0 million square feet to the BIT JV at a fair value of approximately
$90.3 million. The Company retained a 20% ownership interest in the BIT JV and Keystone Realty Services, Inc. (the "Management Company") is the exclusive management agent of the properties owned by the BIT JV. Additionally, on March 12, 2003, the BIT JV acquired approximately $40.4 million, excluding closing costs of industrial properties in Indiana. This acquisition of five properties located in Indianapolis and the Plainfield, Indiana submarket aggregated 1.4 million square feet. The Company intends to pursue additional joint venture opportunities with large institutional investors.

    In January and February 2003, the Company announced four separate transactions in Pennsylvania which included a build-to-suit development transaction. These transactions are listed below:

    - Acquired a 507,000 square foot property for approximately $20.0 million at 2040 N. Union Street in Middletown, PA.

    - Entered into a build-to-suit transaction where the Company will act as developer for a 523,295 square foot distribution facility in Hazleton, PA.

    - Acquired a 1.6 million square foot distribution center for $47.5 million in Harrisburg, PA that includes six properties (the "Capital Business Center").

    - Acquired a 500,671 square foot distribution facility for approximately $20.3 million at 201 Fulling Mill Road in Harrisburg, PA.

    In March 2003, the Company acquired a portfolio of 11 industrial properties aggregating 1.9 million square feet for approximately $106.5 million, excluding closing costs. These properties are located in Northern New Jersey.

DEVELOPMENT ACTIVITIES

    The Company believes it can create value in its three primary markets where it has an established presence by building out the Company's development pipeline, completing value-added acquisitions and enhancing the operating performance of its existing properties. In these primary markets, the Company as of December 31, 2002 controls land that it believes will support the development of approximately 11.3 million square feet of industrial properties that it estimates would represent a total investment in excess of approximately
$385 million. The Company intends to prudently develop these assets on a speculative basis as market conditions warrant and also take advantage of build-to-suit opportunities.

    The Company, through a joint venture with Browning Investments, Inc. ("Browning"), started the construction of a speculative 796,224 square foot distribution facility in 2001 at Airtech Park in

Indianapolis ("Airtech"), which was completed in the first quarter of 2002. This project is approximately 55% leased as of March 2003. Airtech may accommodate an additional 5.0 million square feet of industrial development. This joint venture is part of a strategic alliance that the Company formed with Browning, a developer located in Indianapolis, Indiana, in December 1998. The terms of this alliance give the Company an option until December 31, 2003 and rights of first offer until December 31, 2008, to develop distinct land parcels in Airtech through joint ventures in which the Company will have a 50% non-controlling ownership interest.

    The Company also owns interests in or controls approximately 268 acres of land in New Jersey. During 2002, the Company began construction on 26 acres located in Jersey City, New Jersey to build two distribution centers totaling 525,000 square feet. The Company also owns several industrial facilities located in Pennsylvania which have adjacent land parcels that allow for the expansion of the existing facilities and controls another 215 acres of land in Central Pennsylvania.

STRUCTURE

    The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and owned, at December 31, 2002, approximately 74% of the limited partnership interests (the "OP Units") in the Operating Partnership. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the trustees of the Company currently own approximately 13.2% of the outstanding OP Units assuming the conversion of all outstanding convertible preferred units of limited partnership of the Operating Partnership ("Convertible Preferred Units") into OP Units. The officers and the trustees of the Company currently own approximately 9.2% of the outstanding Common Shares of Beneficial Interest of the Company ("Common Shares"), assuming the conversion to Common Shares of all outstanding OP Units and shares of convertible preferred stock ("Convertible Preferred Stock") and Convertible Preferred Units. Each OP Unit may be redeemed by the holder for the cash value of one Common Share or, at the Company's option, one Common Share. With each such exchange, the Company's ownership interest in the Operating Partnership will increase.

    The Company was originally incorporated in Delaware in 1993 and was re-incorporated in Maryland in 1994. In October 1999, the Company reorganized from a Maryland corporation to a Maryland real estate investment trust ("REIT") and changed its name from American Real Estate Investment Corporation to Keystone Property Trust. Simultaneously, the name of the Operating Partnership was changed from American Real Estate Investment, L.P. to Keystone Operating Partnership, L.P. The Company's executive offices are located at 200 Four Falls Corporate Center, Suite 208, West Conshohocken, Pennsylvania 19428 and its telephone number is 484-530-1800 and its facsimile number is 484-530-0130. The Company also maintains regional offices in Allentown and Harrisburg, Pennsylvania; New York, New York; Jersey City, New Jersey; and Indianapolis, Indiana.

REGISTRANT'S WEBSITE ADDRESS

    A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet on our website WWW.KEYSTONEPROPERTY.COM. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

MANAGEMENT AND EMPLOYEES

    The Company conducts real estate management activities through the Operating Partnership and Keystone Realty Services, Inc. (the "Management Company"). The Company manages all of its Properties and, through the Management Company, other properties on behalf of third parties. At December 31, 2002, the Management Company was managing properties containing an aggregate of approximately
5.4 million square feet which includes 3.2 million square feet owned by the CalEast JV. Approximately 458,000 square feet was managed for a market rate management fee, for a limited partnership in which the Company's Chief Executive Officer is a general partner. Through its ownership of 100% of the nonvoting preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. The Management Company's voting stock is owned by the Company's Chairman and certain of his family members, the Company's President and Chief Executive Officer and another investor in the Company.

    At December 31, 2002, the Operating Partnership and the Management Company had 66 full-time employees, including the Company's executive officers.

BUSINESS STRATEGY AND OPERATING PLAN

    The Company's primary business objective is to maximize return on invested capital, thereby generating growth in cash flow per share and net asset value per share. The Company believes that this will enable the Company to maximize its total return to its common shareholders over the long term. The Company is primarily focused on the industrial real estate business as the Company believes it offers the opportunity to generate excellent current returns on invested capital through a stable cash flow and attractive total returns on a risk-adjusted basis through the preservation of capital. In order to accomplish this objective, the Company is executing the following strategy:

    - Focus on three primary markets serving primarily the Eastern United States and the population concentrated in the northeastern metropolitan corridor of the United States and be recognized as one of the leading owners and developers in those markets.

    - Select submarkets within those markets where there are barriers to the creation of new supply as a result of difficult zoning and/or other regulatory requirements, topographical constraints, and a lack of developable land.

    - Maintain a stable platform of operating cash flow through proactive portfolio management that emphasizes the on-going mitigation of exposure to expiring leases, maintenance of tenant diversification, and minimizing recurring costs associated with re-tenancy as well as repairs and maintenance.

    - Opportunistically acquire assets which increase its penetration in the markets in which it has chosen to concentrate and which exhibit an opportunity to improve returns through repositioning and re-leasing as existing leases terminate.

    - Concentrate on the development of high-quality, well-located state-of-the-art big box warehouse and distribution facilities located in proximity to skilled labor pools, interstate and regional road systems, airports and ports that are designed to meet the demands of today's efficiency-driven tenants.

    The Company believes that it is positioned to create value through the redeployment of capital currently invested in properties that do not fit its business strategy or from which it can realize imbedded value. In 2001, the Company identified $300 million of office and non-core industrial assets which would be subject to its capital redeployment plan. From January 1, 2001 through March 2003, an aggregate of approximately $586 million of assets were sold aggregating 10.8 million square feet, of which $194 million was sold or contributed to the CalEast JV and the BIT JV, and $385 million, including acquisitions through joint ventures from these asset sales was redeployed into 11.6 million square feet of big-box state-of-the-art distribution facilities in Central/Northern New Jersey, Central Pennsylvania and Indianapolis, Indiana where the Company has focused its primary investment activities. The Company believes each of these markets exhibit the unique characteristics of distribution hubs--access to highways, airports, railways and seaports as well as proximity to major population centers. The Company believes these characteristics will continue to drive demand for the most efficient state-of-the-art properties.

    DEVELOPMENT. The Company's development pipeline is a key element in creating value under its operating plan. The Company has projects in various stages of construction totaling approximately 1.8 million square feet and representing over $71 million in invested capital. This development strategy calls for the prudent delivery of state-of-the-art products, built to the highest user specifications. The Company is primarily constructing distribution facilities with large footprints (in excess of 500,000 square feet) that are designed to capitalize on national distribution trends, which are moving away from smaller warehouse facilities toward larger regional facilities. Due to land constraints in its core markets, these big-box properties are often unique in their size and therefore the Company believes they are impacted less by competition from more conventional industrial buildings. This development activity may involve joint venture partners similar to the Company's Indianapolis development activity.Business Strategy and Operating Plan (Continued)

    ACQUISITIONS. As a complement to its development activities, the Company intends to acquire select properties in Central/Northern New Jersey and Central Pennsylvania. In New Jersey, the Company's acquisition activity will be primarily conducted through the CalEast JV. The Company is targeting value-added acquisition opportunities, which are total return oriented and offer additional upside potential through leasing rollover or property repositioning. In Central Pennsylvania, the Company intends to acquire properties that complement its dominant market position and increase the overall value and desirability of its industrial portfolio. Also, the Company may acquire properties in Indiana or other markets through the BIT JV.

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

    The Company may purchase or develop properties for long-term investment, expand, renovate and improve its Properties or sell any of its existing or acquired Properties, in whole or in part, when circumstances warrant. The Company has contractual commitments, with expiration dates ranging from 2004 to 2007, with certain limited partners of the Operating Partnership not to sell certain real estate assets, which aggregated approximately $233 million of gross book value at December 31, 2002, in taxable transactions. The contractual commitments which expire in 2004 aggregate approximately $100 million in gross book value of the Company's assets. Accordingly, if sold, the proceeds from the sales of the assets subject to these commitments will need to be reinvested by the Company in other real estate assets through the utilization of Section 1031 exchange transactions in accordance with the Internal Revenue Code, as amended (the "Code"). The Company may also participate with other entities in property ownership through joint ventures or other types of shared ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property; however, the Company intends to maintain its primary focus on industrial assets in its core markets.

    While the Company intends to emphasize equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests including preferred equity interests in entities which own real estate. As of December 31, 2002, the Company held a $27 million preferred equity investment in Nocha, LLC ("Nocha, LLC"), the entity which acquired 34 of the Company's office and other industrial assets in a transaction which closed in December 2002 (the "New York Office Portfolio"). Mortgage investments may include participating or convertible mortgages. The Company's investment in mortgages may include investments as a strategy for ultimately acquiring a property, and might also include the purchase of non-performing loans at a discounted price. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, the Company may also invest in securities of entities engaged in real estate activities or securities of other issuers. In the future, the Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments are consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an "investment company" under the Investment Company Act of 1940, as amended, and the Company intends to divest securities before any such registration would be required.

FINANCING POLICIES

    The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-total market capitalization ratio or debt to undepreciated assets ratio. At December 31, 2002, the Company had a debt-to-total market capitalization ratio of approximately 38.3% (based on the closing price of $16.97 per Common Share on December 31, 2002) and a debt to undepreciated assets ratio of 45.8%. The term "total market capitalization" means the sum of the aggregate market value of the Company's outstanding Common Shares and OP Units, the total debt of the Company and the liquidation value of the Convertible Preferred Stock and Convertible Preferred Units on the date thereof. The debt-to-total market capitalization ratio, which is based upon the market value of the Company's equity and, accordingly, fluctuates with changes in the price of the Common Shares, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions or development, the Company's debt-to-total market capitalization and debt to undepreciated assets ratios may change. The Company believes that debt-to-total market capitalization and debt to undepreciated assets ratios provide a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company also considers its interest coverage and fixed charge coverage ratios to be indicative of its level of leverage and ability to service its debt and fixed charges. Additionally, under certain instruments of indebtedness, the Company is obligated to maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with all such financial ratios. For the year ended December 31, 2002, the Company's interest coverage ratio and fixed charge coverage ratios were 2.7 and 2.0, respectively.

    The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Trustees determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offers of senior securities), debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed as a result of certain acquisitions closed since December 1997 to use all commercially reasonable efforts to maintain a certain level of indebtedness and to permit certain limited partners in the Operating Partnership to guarantee such level of indebtedness. At December 31, 2002, approximately $30 million, in the aggregate, of the Company's outstanding indebtedness is guaranteed by these limited partners under these agreements.

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

    The Company will acquire additional real estate assets using Common Shares or OP Units to pay all or a portion of the purchase price when the Company believes that such issuance would be accretive to its intrinsic value on a per share basis. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances will not be dilutive to the Company's existing shareholders. In addition, Common Shares may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended (the "Securities Act"). Sales of those shares may adversely affect the market price of the Company's outstanding Common Shares.

SUMMARY OF INDEBTEDNESS

    The following table sets forth the Company's indebtedness outstanding, excluding debt premiums, at December 31, 2002.

                                     BALANCE AT
                                    DECEMBER 31,                                ANNUAL
                                        2002       INTEREST   MATURITY DATE    PAYMENTS
LENDER                               (IN 000'S)      RATE     (MONTH/YEAR)    (IN 000'S)                 COLLATERAL
------                              ------------   --------   -------------   ----------   --------------------------------------
AEGON USA Realty Advisors(9)......    $  5,396        6.92%       07/13        $   724     4400 West 96th Street
Column Financial, Inc.............       7,120        7.03%       02/08            601     One Philips Drive
Wachovia National Bank(1).........       6,466        2.87%       04/03            186     Various
Key Commercial Mortgage(2)........      14,263        4.50%       04/03            518     Keystone Cranbury West--Phase II
Key Commercial Mortgage(2)........      12,199        4.50%       04/03            443     Keystone Cranbury East--Phase I
Key Commercial Mortgage(3)........       8,398        8.22%       07/10            769     Various
Key Commercial Mortgage(3)........       9,187        8.29%       07/10            846     Various
LaSalle Bank National
  Association(4)..................         244        3.37%       12/03              9     Greenville Yards
Nationwide Life Insurance
  Company(9)......................      19,500        6.88%       06/04          1,341     501 Airtech Park
Nationwide Life Insurance
  Company.........................       7,105        3.92%       02/03            279     8677 Logo Court--A
Nationwide Life Insurance
  Company.........................       1,693        3.92%       02/03             66     8677 Logo Court--B
Nationwide Life Insurance
  Company.........................         458        7.91%       04/06             36     6402 Corporate Drive--A
Nationwide Life Insurance
  Company.........................       2,857        8.41%       04/06            240     6402 Corporate Drive--B
Prudential Insurance Company(5)...       3,915        8.14%       12/05            382     21 Roadway Drive
Prudential Insurance Company......       9,846        6.89%       05/06            848     420 Salem Church
Prudential Insurance Company......      11,479        7.87%       12/05          1,099     21 Roadway Drive
Prudential Insurance Company......      18,571        7.66%       10/04          1,754     221 South 10th Street
Teachers Annuity and Assurance
  Association of America (6)......      89,445        7.82%       04/07          7,999     Various
Wells Fargo Bank(7)...............      97,500        3.30%       12/04          3,966     N/A
                                      --------                                 -------
    TOTAL DEBT(8).................    $325,642                                 $22,106
                                      ========                                 =======

----------------------------------

(1) Debt service is interest only which is payable monthly, at LIBOR plus 1.75% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the value of the collateral. The scale ranges from LIBOR plus 1.50% to LIBOR plus 1.75%. Annual payment is based on annual interest payments at 2.87%, which was the rate at December 31, 2002. Secured by a first lien on four properties (see Schedule III--Real Estate and Accumulated Depreciation) and a lease assignment on another property subject to certain permitted release provisions.

(2) This indebtedness is for a $37.0 million recourse loan, in aggregate, utilized to construct two industrial facilities in New Jersey aggregating approximately 1.0 million square feet. This loan is collateralized by these properties and requires interest at LIBOR plus 2.25%. Annual payment is based on annual interest payments at 4.50%, which was the rate as of December 31, 2002.

(3) Secured by a first lien on seven properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan contains covenants and agreements customary in such borrowings.

(4) This indebtedness is for a $24.1 million loan to construct two industrial facilities aggregating 525,000 square feet in Jersey City, New Jersey. This recourse loan is collateralized by this property and requires interest at LIBOR plus 1.95%. Annual payment is based on annual interest payments at 3.37%, which was the rate at December 31, 2002.

(5) This indebtedness is for a $4.0 million recourse construction loan for a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Harrisburg, Pennsylvania.

(6) Secured by a first lien on six properties (see Schedule III--Real Estate and Accumulated Depreciation) subject to certain permitted release provisions.

(7) Debt service is interest only which is payable monthly, at LIBOR plus 1.875% or the prime rate, at the Company's option. The LIBOR interest rate is based on a sliding scale which is based on the Company's leverage. The scale ranges from LIBOR plus 1.35% to LIBOR plus 1.875%. Annual payment is based on annual interest payments at 3.30%, which was the rate at December 31, 2002. This unsecured credit facility contains covenants and agreements customary in such borrowings. Wells Fargo Bank is the lead agent and lender and seven other commercial banks participate in the facility.

(8) Excludes unamortized debt premiums of $154,000 at December 31, 2002.

(9) The Properties securing these loans were sold or contributed to the BIT JV in February 2003 and the loans were assumed by this joint venture.

COMPETITION

    The portfolio is primarily located in the Eastern United States. There are numerous other industrial and office properties and real estate companies within the market area of each of the properties which compete with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company's (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company's competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located.

    The Company's financial performance and its ability to make distributions to shareholders continues to be particularly sensitive to the economic conditions in Northern and Central New Jersey, Central Pennsylvania, Indianapolis, Indiana, Ohio and the Greenville/Spartanburg region of South Carolina. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's operations or cash available for distribution. The Company's revenues and the value of the portfolio may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties). These factors, when and if they occur in an area in which any of the properties are located, could adversely affect the Company's ability to make distributions to its shareholders.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

    Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the portfolio, the Company or the Operating Partnership, as the case may be, may be potentially liable for such costs.

    All of the properties in the portfolio have been subject to Phase I or similar environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where Phase I assessments resulted in specific recommendations for remedial actions, the recommended actions have been taken.

    The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its properties will not be affected by tenants and occupants of its properties, by the condition of properties in the vicinity of the properties in the portfolio (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

    Environmental inspections indicate that there are minor amounts of asbestos containing materials ("ACMs") in certain of the properties in the portfolio, primarily in the form of floor tiles and ceiling materials, which are generally in good condition. The presence of such amounts of ACMs is in compliance with current law.

    The Company believes that the properties in the portfolio are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Neither the Company nor the Operating Partnership has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim related to hazardous or toxic substances in connection with any of its present properties.

    From time to time legislation is proposed which, if enacted, would require installation of various items of safety equipment, such as smoke alarms and sprinkler equipment. If such legislation should be enacted and be applicable to the properties in the portfolio, the Company could be required to expend material sums in fulfilling these requirements.

DEPRECIATION

    See "Schedule III--Real Estate and Accumulated Depreciation" herein.

SEGMENT INFORMATION

    See Part IV--Note 13 to the consolidated financial statements herein.

INSURANCE

    In the opinion of management, the properties in the portfolio are adequately covered by insurance. The Company has no plans to make any material renovations or improvements to any of the properties in the portfolio.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding executive officers of the Company as of December 31, 2002.

NAME                        AGE                               POSITION
----                      --------                            --------
Jeffrey E. Kelter *          48      President and Chief Executive Officer
Robert F. Savage             34      Executive Vice President and Chief Operating Officer
John B. Begier               37      Executive Vice President and Chief Investment Officer
Timothy E. McKenna           39      Senior Vice President--Chief Financial Officer
Saul A. Behar                41      Senior Vice President--General Counsel and Secretary
Stephen J. Butte             42      Senior Vice President--Asset Management
Charles C. Lee, Jr.          39      Senior Vice President--Leasing
Francis K. Ryan              43      Senior Vice President--Construction and Property Operations
John P. DiCola               35      Senior Vice President--Investments
A. Donald Chase, Jr.         35      Senior Vice President--Investments
Jennifer A. Pancoast         39      Senior Vice President--Marketing

------------------------

*   This executive is a trustee of the Company.

    Jeffrey E. Kelter has been President of the Company since December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Mr. Kelter began his career in 1976 at Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982 Mr. Kelter founded Penn Square Properties, Inc. ("Penn Square") in Philadelphia and served as Chief Executive Officer and President. At Penn Square he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter received a B.A. from Trinity College.

    Robert F. Savage, Jr. has been Chief Operating Officer of the Company since December 2000. Prior to joining the Company, he spent three years as a partner at Hudson Bay Partners, L.P., a private equity firm where he was responsible for the execution of the Company's formation transactions in December 1997. Prior to Mr. Savage's position at Hudson Bay, he worked from January 1994 to May 1997 in the Investment Banking Division at Merrill Lynch & Co. where he specialized in corporate finance and strategic advisory services for REITs, real estate investment funds and lodging companies. He started his career at Arthur Andersen LLP and then worked at Jones Lang LaSalle in a variety of project finance and portfolio management positions. Mr. Savage received an A.B. in Urban Studies and Business Economics from Brown University and is a member of the Urban Land Institute.

    John B. Begier has served as Chief Investment Officer of the Company since February 2001 with primary responsibility for the Company's investment activity. In this role he oversees all acquisitions and development projects as well as dispositions, including all transactions related to the Company's capital recycling initiatives. He served as Senior Vice President from December 1997 until January 2000, when he was appointed Executive Vice President. Mr. Begier joined Penn Square in 1995. Prior to working for Penn Square he worked for eight years as a real estate broker with the Pennsylvania office of Cushman & Wakefield where he was responsible for leasing, sales and acquisition of commercial and industrial properties. Mr. Begier received a B.A. from the University of Virginia and is a member of the Council of Logistics Management.

    Timothy E. McKenna has served as the Company's Senior Vice President and Chief Financial Officer since February 2002. He was previously Senior Vice President--Finance and Chief Accounting Officer since June 1999. Prior to that he was the Company's Vice President of Finance and Corporate Controller since joining the Company in January 1998. Mr. McKenna was previously employed as a senior manager in the Real Estate Services Group of Arthur Andersen LLP's Philadelphia office. Prior to joining the Company, he worked for over 12 years providing consulting and accounting services to publicly and privately-owned real estate companies; over 11 years of his experience was obtained as an employee of Arthur Andersen LLP. Mr. McKenna is a graduate of the University of Scranton with a B.S. in Accounting and is a Certified Public Accountant.

    Saul A. Behar served as Vice President and Secretary of the Company from
May 2000 to December 2000, when he was promoted to Senior Vice President and Secretary. Prior to joining the Company, Mr. Behar served for seven years as Senior Counsel at Pep Boys in Philadelphia, where he handled numerous corporate and real estate matters. Before that, he practiced law at Dechert LLP in Philadelphia. He received an A.B. with honors from Cornell University and a J.D. from The University of Chicago Law School. He is a member of the American Corporate Counsel Association.

    Stephen J. Butte has served as Senior Vice President of the Company since December 1997. He served as Chief Investment Officer from March 1999 until February 2001 and Secretary from September 1999 until May 2000. In January 2001 he was appointed Senior Vice President of Asset Management with primary responsibility for overseeing all portfolio and property level analysis for the Company's existing properties as well as proposed investments. As head of the Asset Management Department, Mr. Butte works closely with and supports the functions of the operating departments including Investments, Leasing, Property Operations and Construction. Prior to joining Penn Square in 1988, he spent five years in public accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry. Mr. Butte received a B.S. in Accounting and a Masters of Taxation from Villanova University and is a Certified Public Accountant.

    Charles C. Lee, Jr. has served as Senior Vice President of the Company since March 1998 and has primary responsibility for the Company's leasing activities. Mr. Lee joined Penn Square in 1987 where he was responsible for leasing activities for various commercial properties. From September 1997 until March 1998, when he re-joined the Company, Mr. Lee was the regional leasing director for the Philadelphia region of Equity Office Properties Trust. Prior to working for Penn Square, he was an Assistant Portfolio Manager in the Private Banking Division of the Boston Safe Deposit and Trust Company. Mr. Lee received a B.A. from Tufts University and has a Pennsylvania real estate brokerage license.

    Francis K. Ryan has served as Senior Vice President of the Company since December 1997 with primary responsibility for the Company's property operations, property management activities and tenant-related and third-party construction. In February 2001 he was named head of Property Operations and Construction. In this expanded role, Mr. Ryan's primary responsibilities include the construction of the Company's development projects in addition to directing property management. Mr. Ryan joined Penn Square in 1991 where he was responsible for the management of various commercial and industrial properties. Prior to working for Penn Square, Mr. Ryan worked for four years as a senior property manager for Cushman & Wakefield's Pennsylvania office and as a project manager for American Building Maintenance from 1984 through 1986. Mr. Ryan is certified as a Real Property Administrator by the BOMI Institute. He is a member of the Building Owners and Managers Association and the Institute of Real Estate Management
(IREM).

    A. Donald Chase Jr. has served as Senior Vice President--Investments since September 2002 with primary responsibility for overseeing acquisitions and development in the Pennsylvania and Mid-West markets, including Indianapolis. Mr. Chase is based in the Company's West Conshohocken office. Mr. Chase was formerly the Director of Development at TIG Real Estate Services, Inc. where he focused on industrial and suburban office projects on a speculative, build-to-suit and fee development basis, working with both institutional and private capital sources. Prior to TIG, Mr. Chase was an investment manager at AEW Capital Management and Copley Real Estate Advisors. Mr. Chase has twelve years of real estate experience in industrial development, acquisitions/dispositions, asset management and construction. Mr. Chase holds a BA in Business Economics/Organizational Behavior and Management from Brown University.

    John P. DiCola was appointed Senior Vice President--Investments in
September 2002, responsible for overseeing acquisitions and development in the New Jersey market. Mr. DiCola is based in the Company's New York office. Prior to joining the Company, Mr. DiCola was most recently principal and co-founder of Triad Partners, LLC, a firm specializing in development opportunities in the New York City metropolitan area. Prior to founding Triad, Mr. DiCola spent ten years with Jones Lang LaSalle, most recently as Senior Vice President, responsible for the firm's land investment and development activities in the Eastern portion of the United States. Mr. DiCola has negotiated and completed acquisition and development deals in commercial and residential real estate in numerous markets. Mr. DiCola holds a BA in Urban Studies and a BS in Civil Engineering from Brown University.

    Jennifer A. Pancoast has served as Senior Vice President--Marketing since September 2002. Her responsibilities include the management and execution of the Company's corporate and property marketing. Prior to September 2002, Ms. Pancoast was Vice President of Leasing responsible for all aspects of leasing the Company's office portfolio in Pennsylvania, New Jersey and New York. Ms. Pancoast rejoined the Company in 1996 after spending three years with Bell Atlantic Properties, the real estate subsidiary of Bell Atlantic, where she was Director of Portfolio Management responsible for over 600,000 square feet of office properties in the Philadelphia region. From September 1990 until September 1993 she was responsible for leasing the Philadelphia office portfolio for Penn Square. Ms. Pancoast started her career in 1986 as a real estate broker for The Flynn Company, a manager and developer of office and industrial properties in the Philadelphia region.

ITEM 2. PROPERTIES.

SUMMARY PROPERTY TABLE

    The following table sets forth certain information with respect to each of the Properties in our portfolio (including properties owned through joint ventures) at December 31, 2002.

                                                                                                      % OF
                                                                                                    PORTFOLIO
                                                                                                    RENTABLE
                                     # OF                              YEAR BUILT/      SQUARE       SQUARE        %
BUILDINGS                          BUILDINGS         LOCATION           RENOVATED        FEET         FEET       LEASED
---------                          ---------   ---------------------   ------------   -----------   ---------   --------
INDUSTRIAL:
21 Cranbury Road                        1      Cranbury, NJ               1998            845,835      4.25%     100.0%
24 Abeel Road                           1      Cranbury, NJ               1978             40,000      0.20%     100.0%
301-321 Herrod Blvd.                    1      South Brunswick, NJ        1989            610,949      3.07%     100.0%
34 Englehard Drive (5)                  1      Cranbury, NJ               1982            203,404      1.02%     100.0%
400 Cabot Drive                         1      Hamilton Township, NJ      1990            585,510      2.94%     100.0%
Four Applegate Drive                    1      Washington, NJ             1998            265,000      1.33%     100.0%
5 Henderson Drive                       1      West Caldwell, NJ        1967/1990         210,530      1.06%     100.0%
30 Stults Road                          1      South Brunswick, NJ        1974             64,285      0.32%     100.0%
283 Prospect Plains Road                1      Cranbury, NJ               2002            473,148      2.38%      78.2%
2 Volvo Drive                           1      Rockleigh, NJ            1966/1995          67,460      0.34%       0.0%
100-400 Nixon Lane (3)                  1      Edison, NJ                 2000            851,907      4.28%     100.0%
118 Moonachie Avenue (3)                1      Carlstadt, NJ              1989            243,751      1.22%     100.0%
409 Kennedy Drive (3)                   1      Sayerville, NJ             1996            225,831      1.13%     100.0%
309 Kennedy Drive (3)                   1      Sayerville, NJ             1996            202,000      1.01%     100.0%
One Nixon Lane (3)                      1      Edison, NJ                 1987            192,829      0.97%     100.0%
200-250 Kennedy Drive (3)               1      Sayerville, NJ             1988            164,267      0.82%     100.0%
300-350 Kennedy Drive (3)               1      Sayerville, NJ             1988            161,987      0.81%     100.0%
66 Station Road (3)                     1      Cranbury, NJ               1973            812,739      4.08%     100.0%
1275 Valley Brook Avenue (3)            1      Cranbury, NJ               1974            142,580      0.72%      68.4%
510 Commercial Drive (3)                1      Cranbury, NJ               1966             79,765      0.40%       0.0%
1250 Valley Brook Avenue (3)            1      Cranbury, NJ               1976            130,752      0.66%      68.8%
                                      ---                                             -----------    -------    -------
SUBTOTAL/WEIGHTED AVG. NJ              21                                               6,574,529     33.01%      94.9%
                                      ===                                             ===========    =======    =======
1440 Sheffler Drive                     1      Chambersburg, PA           1996            355,200      1.78%      37.6%
1465 Nitterhouse Drive                  1      Chambersburg, PA           1995            420,000      2.11%     100.0%
221 South 10th Street                   1      Lemoyne, PA                1997            885,802      4.45%     100.0%
21 Roadway Drive                        1      Harrisburg, PA             1988            558,700      2.81%     100.0%
420 Salem Church Road                   1      Mechanicsburg, PA        1973/1975         504,321      2.53%     100.0%
75 Pleasant View Drive                  1      Mechanicsburg, PA          1977            132,548      0.67%     100.0%
811 Spangler Road                       1      Mechanicsburg, PA          1968            145,640      0.73%     100.0%
2404 Gettysburg Road                    1      Camp Hill, PA             1952/93          124,859      0.63%     100.0%
2410 Gettysburg Road                    1      Camp Hill, PA             1952/93           33,600      0.17%       0.0%
2400 Gettysburg Road                    1      Camp Hill, PA             1952/93           24,311      0.12%     100.0%
6829 Ruppsville Road (5)                1      Allentown, PA              1988            100,000      0.50%     100.0%
6831 Ruppsville Road (5)                1      Allentown, PA              1988             80,000      0.40%     100.0%
7663 Industrial Boulevard               1      Allentown, PA              1988             65,000      0.33%     100.0%
6813 Ruppsville Road                    1      Allentown, PA              1986             57,600      0.29%      55.6%
7520 Morris Court (5)                   1      Allentown, PA              1995            154,156      0.77%      66.4%
7542 Morris Court                       1      Allentown, PA              1997            168,967      0.85%     100.0%
7584 Morris Court                       1      Allentown, PA              1990             53,907      0.27%     100.0%
7529 Morris Court                       1      Allentown, PA              1998            320,482      1.61%     100.0%
7220 Schantz Court                      1      Allentown, PA              1995             60,000      0.30%     100.0%
7485 Industrial Boulevard               1      Allentown, PA              1991            203,704      1.02%     100.0%
7566 Morris Court (5)                   1      Allentown, PA              1990            111,300      0.56%      72.6%
355 Independence Avenue                 1      Harrisburg, PA             1999            262,500      1.32%     100.0%
80 South Middlesex Road                 1      Harrisburg, PA             2001            500,000      2.51%     100.0%
301-305 Oak Street                      1      Harrisburg, PA          1990/92/96         289,242      1.45%     100.0%
1091 Arnold Road                        1      Reading, PA                1996            133,055      0.67%     100.0%
1157 Arnold Road                        1      Reading, PA                1995            219,120      1.10%      51.3%
100 Oakhill Road                        1      Mountaintop, PA            1996            105,000      0.53%     100.0%
1 Philips Drive                         1      Mountaintop, PA          1991-1993         400,000      2.01%     100.0%
Corporate Center 15                     1      Mechanicsburg, PA          1979             55,574      0.28%      90.6%
                                      ---                                             -----------    -------    -------
SUBTOTAL/WEIGHTED AVG. PA              29                                               6,524,588     32.77%      92.7%
                                      ===                                             ===========    =======    =======
4400 W. 96th Street (5)                 1      Indianapolis, IN           1998            100,000      0.50%     100.0%
6402 Corporate Drive                    1      Indianapolis, IN           1996            162,608      0.82%     100.0%
8677 Logo Court                         1      Indianapolis, IN           1993            599,152      3.01%     100.0%
501 Airtech Park(5)                     1      Indianapolis, IN           2000            495,740      2.49%     100.0%
558 Airtech Park (5)                    1      Indianapolis, IN           2001            798,096      4.01%     100.0%
700 Airtech Park (4)                    1      Indianapolis, IN           2002            435,864      2.19%     100.0%
                                      ---                                             -----------    -------    -------
SUBTOTAL/WEIGHTED AVG. IN               6                                               2,591,460     13.02%      93.7%
                                      ===                                             ===========    =======    =======
1221 South Batesville Road              1      Greer, SC                1970/1985         434,798      2.18%      99.2%
Augusta Road Industrial Park            2      Greenville, SC             1996            360,000      1.81%      63.9%
Buncombe Road Industrial Park           4      Greer, SC                1988/1995         290,000      1.46%      93.1%
South Highway 14                        3      Greenville, SC           1994/1997         302,000      1.52%     100.0%
Piedmont Highway Industrial Park        3      Piedmont, SC             1995/1997         400,000      2.01%     100.0%
Rocky Creek Business Park               4      Greenville, SC             1997             99,400      0.50%     100.0%
White Horse Industrial Park             7      Greenville, SC           1989/1997         390,000      1.96%      76.9%
120 Hidden Lake Circle                  1      Duncan, SC                 1998            303,091      1.52%     100.0%
104 Hidden Lake Circle                  1      Duncan, SC               1986/1992         142,500      0.72%       0.0%
                                      ---                                             -----------    -------    -------
SUBTOTAL/WEIGHTED AVG. SC              26                                               2,721,789     13.68%      85.8%
                                      ===                                             ===========    =======    =======
1030 South Edgewood Drive               1      Urbana, OH                 1988            200,000      1.00%     100.0%
5555 Massillon Road                     1      Green, OH                  1996            255,000      1.28%     100.0%
1411 Majestic Drive                     1      Fremont, OH                1995            181,350      0.91%     100.0%
600 Hagerty Drive                       1      Fremont, OH             1980/86/87         126,250      0.63%     100.0%
605 Hagerty Drive                       1      Fremont, OH                1991             76,464      0.38%     100.0%
670 Hagerty Drive                       1      Fremont, OH             1980/88/90         100,272      0.50%     100.0%
800 Hagerty Drive                       1      Fremont, OH                1987             30,150      0.15%       0.0%
1311 Majestic Drive                     1      Fremont, OH                1993            143,400      0.72%     100.0%
300 Enterprise Drive                    1      Bellevue, OH               1998            181,838      0.91%     100.0%
Mt. Ebo Corporate Park                  1      Mt. Ebo, NY                1992             93,948      0.47%     100.0%
88 Mary Street                          1      Paterson, NJ               1976            114,000      0.57%     100.0%
                                      ---                                             -----------    -------    -------
SUBTOTAL/WEIGHTED AVG. OTHER           11                                               1,502,672      7.52%      98.0%
                                      ===                                             ===========    =======    =======
GRAND TOTAL/WEIGHTED AVERAGE           93                                              19,915,038     100.0%      93.0%
                                      ===                                             ===========    =======    =======

                                                                         ANNUALIZED
                                                    % OF                  RENT PER
                                                 PORTFOLIO                 LEASED
                                   ANNUALIZED    ANNUALIZED     # OF       SQUARE
BUILDINGS                           RENT (1)        RENT       LEASES     FOOT (2)            MAJOR TENANT
---------                          -----------   ----------   --------   ----------   -----------------------------
INDUSTRIAL:
21 Cranbury Road                   $ 3,421,436      4.63%         4        $ 4.05     Cosmetic Essence
24 Abeel Road                          220,000      0.30%         1          5.50     KAR Products
301-321 Herrod Blvd.                 2,608,752      3.53%         1          4.27     Herrod Dist.
34 Englehard Drive (5)                 986,508      1.34%         1          4.85     SETCO
400 Cabot Drive                      2,605,519      3.53%         1          4.45     GATX Logistics, Inc.
Four Applegate Drive                 1,364,750      1.85%         1          5.15     Direct Fulfillment LP
5 Henderson Drive                    1,324,234      1.79%         1          6.29     Vestcom
30 Stults Road                         343,282      0.46%         1          5.34     Medicia
283 Prospect Plains Road             1,578,250      2.14%         2          4.27     LVMH Perfumes and Cosmetics
2 Volvo Drive                               --      0.00%         0            --     Vacant
100-400 Nixon Lane (3)               4,079,230      5.52%         4          4.79     Parcel Direct
118 Moonachie Avenue (3)             1,950,000      2.64%         1          8.00     Coca Cola
409 Kennedy Drive (3)                1,061,406      1.44%         1          4.70     Guest Supply, Inc.
309 Kennedy Drive (3)                  909,000      1.23%         1          4.50     Nippon Express
One Nixon Lane (3)                     839,635      1.14%         1          4.35     Ultimate Distribution
200-250 Kennedy Drive (3)              739,202      1.00%         1          4.50     Garden Bolt
300-350 Kennedy Drive (3)              745,192      1.01%         3          4.60     Pro-Fit Piping
66 Station Road (3)                  3,576,052      4.85%         1          4.40     Home Depot
1275 Valley Brook Avenue (3)           740,550      1.00%         8          7.59     Danka Office Imaging
510 Commercial Drive (3)                    --      0.00%         0            --     Vacant
1250 Valley Brook Avenue (3)           608,970      0.82%         2          6.77     Canon Business Solutions
                                   -----------    -------       ---        ------
SUBTOTAL/WEIGHTED AVG. NJ          $29,701,968     40.22%        36        $ 4.76
                                   ===========    =======       ===        ======
1440 Sheffler Drive                $   554,971      0.75%         1        $ 4.15     Tri State Electrical
1465 Nitterhouse Drive               1,722,000      2.33%         1          4.10     Franklin Storage, Inc.
221 South 10th Street                3,421,319      4.63%         3          3.86     Cumberland Dist
21 Roadway Drive                     2,150,995      2.91%         2          3.85     Engine Controls Distribution
420 Salem Church Road                1,509,946      2.15%         1          3.15     Exel Logistics
75 Pleasant View Drive                 483,847      0.66%         1          3.65     Exel Logistics
811 Spangler Road                      487,894      0.66%         1          3.35     Exel Logistics
2404 Gettysburg Road                   582,151      0.79%         2          4.66     Exel Logistics
2410 Gettysburg Road                        --      0.00%         0            --     Vacant
2400 Gettysburg Road                    96,028      0.13%         1          3.95     Hersha Hotel Supply, Inc.
6829 Ruppsville Road (5)               396,200      0.54%         2          3.96     TruServ Corporation
6831 Ruppsville Road (5)               292,000      0.40%         1          3.65     Vanguard Manufacturing Inc.
7663 Industrial Boulevard              256,750      0.35%         1          3.95     GE Polymershapes, Inc.
6813 Ruppsville Road                   129,600      0.18%         2          4.05     Protective Packaging
7520 Morris Court (5)                  463,663      0.63%         2          4.53     JCPenney
7542 Morris Court                      692,765      0.94%         1          4.10     KIA Motors America, Inc.
7584 Morris Court                      328,997      0.45%         8          6.10     Omnilift, Inc.
7529 Morris Court                    1,394,097      1.89%         1          4.35     Behr Process Corp
7220 Schantz Court                     252,000      0.34%         1          4.20     Laminations
7485 Industrial Boulevard              865,742      1.17%         1          4.25     LMB Distribution
7566 Morris Court (5)                  338,864      0.46%         2          4.19     G&T Industries, Inc.
355 Independence Avenue                985,292      1.33%         2          3.75     Tyco Electronics Corp.
80 South Middlesex Road              1,964,000      2.66%         2          3.93     Middlesex Warehouse Investors
301-305 Oak Street                     959,045      1.30%         2          3.32     Maytag Corporation
1091 Arnold Road                       485,651      0.66%         1          3.65     Landis
1157 Arnold Road                       412,912      0.56%         3          3.68     XO Pennsylvania
100 Oakhill Road                       395,850      0.54%         1          3.77     Dana Perfumes Corp.
1 Philips Drive                      1,188,000      1.61%         1          2.97     Philips Lighting Co.
Corporate Center 15                    796,088      1.08%         9         15.82     Acordia--Northeast
                                   -----------    -------       ---        ------
SUBTOTAL/WEIGHTED AVG. PA          $23,687,667     32.10%        56        $ 3.92
                                   ===========    =======       ===        ======
4400 W. 96th Street (5)            $   930,000      1.26%         1        $ 9.30     Support Net, Inc.
6402 Corporate Drive                        --      0.00%         0            --     Vacant
8677 Logo Court                      1,527,838      2.07%         1          2.55     Reebok
501 Airtech Park(5)                  2,519,199      3.41%         1          5.08     Brightpoint, Inc.
558 Airtech Park (5)                 2,290,536      3.10%         1          2.87     Belkin Components, Inc.
700 Airtech Park (4)                 1,359,896      1.84%         1          3.12     USCO R.E., LLC
                                   -----------    -------       ---        ------
SUBTOTAL/WEIGHTED AVG. IN          $ 8,627,469     11.68%         5        $ 3.55
                                   ===========    =======       ===        ======
1221 South Batesville Road         $ 1,215,040      1.65%         2        $ 2.82     BMW
Augusta Road Industrial Park           643,500      0.87%         2          2.80     Benore Logistics Systems
Buncombe Road Industrial Park          837,000      1.13%         3          3.10     Springs Industries
South Highway 14                       763,900      1.03%         3          2.53     Graco
Piedmont Highway Industrial Park     1,025,000      1.39%         3          2.56     Fabri-Kal Corp.
Rocky Creek Business Park              358,080      0.48%         4          3.60     Sheridan Australia
White Horse Industrial Park            793,800      1.08%         6          2.65     Innovative Container
120 Hidden Lake Circle               1,000,178      1.35%         1          3.30     BMG Music
104 Hidden Lake Circle                      --      0.00%         0            --     Vacant
                                   -----------    -------       ---        ------
SUBTOTAL/WEIGHTED AVG. SC          $ 6,636,498      8.98%        24        $ 2.84
                                   ===========    =======       ===        ======
1030 South Edgewood Drive          $   490,000      0.66%         1        $ 2.45     ODW Logistics, Inc.
5555 Massillon Road                    927,750      1.26%         2          3.64     GE
1411 Majestic Drive                    498,713      0.68%         1          2.75     Poly-Foam International, Inc.
600 Hagerty Drive                      347,187      0.47%         1          2.75     Poly-Foam International, Inc.
605 Hagerty Drive                      210,276      0.28%         1          2.75     Poly-Foam International, Inc.
670 Hagerty Drive                      300,816      0.41%         1          3.00     Poly-Foam International, Inc.
800 Hagerty Drive                           --      0.00%         0            --     Vacant
1311 Majestic Drive                    394,350      0.53%         1          2.75     Poly-Foam International, Inc.
300 Enterprise Drive                   551,013      0.75%         2          3.03     American Can
Mt. Ebo Corporate Park                 937,476      1.27%         1          9.98     Schein Pharmaceutical
88 Mary Street                         525,000      0.71%         1          4.61     St. Joseph's Hospital
                                   -----------    -------       ---        ------
SUBTOTAL/WEIGHTED AVG. OTHER       $ 5,182,581      7.02%        12        $ 3.52
                                   ===========    =======       ===        ======
GRAND TOTAL/WEIGHTED AVERAGE       $73,836,183     100.0%       133        $ 3.99
                                   ===========    =======       ===        ======

------------------------

(1) Annualized rent, as used throughout this report, represents the total contractual base rent under existing leases for the month ended December 31, 2002 multiplied by 12.

(2) Annualized rent per leased square foot, as used throughout this report, represents annualized rent, as described in footnote (1) above, divided by the square footage of the property.

(3) These properties are owned by the CalEast JV.

(4) This property is owned by a joint venture with an affiliate of Browning Investments, Inc. and is 796,224 square feet, of which 435,864 square feet has been placed in service as of December 31, 2002.

(5) These properties were sold or contributed subsequent to December 31, 2002 to the BIT JV and are classified as held for sale at December 31, 2002.

PRINCIPAL TENANTS

    The following table sets forth information regarding the leases with respect to the current ten (10) largest tenants at the properties in our portfolio (including joint ventures, an office property and a direct finance lease), based on the Annualized Rent to be received from such tenants as of December 31, 2002.

                                                                                                                       % OF TOTAL
                                                                      TERM                  % OF TOTAL    ANNUALIZED   PORTFOLIO
                                                                    REMAINING    SQUARE      PORTFOLIO       RENT      ANNUALIZED
TENANT(1)                          PROPERTY                         IN MONTHS     FEET      SQUARE FEET   (IN 000'S)      RENT
---------                          ------------------------------   ---------   ---------   -----------   ----------   ----------
The Home Depot, Inc. (2)           66 Station Road                    13          812,739       4.4%       $ 3,576        4.8%
Exel Logistics, Inc.               420 Salem Church Road             1-36         855,368       4.6%         2,898        3.9%
                                   75 Pleasant View
                                   811 Spangler Road
                                   2404 Gettysburg Road
Herrod Distribution                301-321 Herrod Boulevard           50          610,949       3.3%         2,609        3.5%
APL Logistics, Inc. (Formerly      400 Cabot Drive                    37          585,510       3.2%         2,606        3.5%
  GATX Logistics, Inc.)
Brightpoint, Inc. (3)              501 Airtech Park                   204         495,740       2.7%         2,519        3.4%
Belkin Electronics, Inc. (3)       558 Airtech Park                   99          798,096       4.3%         2,291        3.1%
Cosmetic Essence, Inc.             21 Cranbury Road                   72          483,507       2.6%         1,987        2.7%
Coca-Cola Bottlers of New Jersey   118 Moonachie Avenue               25          243,751       1.3%         1,950        2.6%
  (2)
Cumberland Distribution            221 South 10th Street               4          489,213       2.6%         1,908        2.6%
Poly-Foam International, Inc       1311 Majestic Drive              71-136        669,871       3.6%         1,861        2.5%
                                   1411 Majestic Drive
                                   300 Enterprise Drive
                                   600, 605 and 670 Hagerty Drive
                                                                     ------     ---------     ------       -------       -----
TOTAL/WEIGHTED AVERAGE                                                60        6,044,744      32.6%       $24,205       32.6%
                                                                     ======     =========     ======       =======       =====

------------------------------

(1) This list is not intended to be representative of the Company's tenants as a whole.

(2) These properties are owned by the CalEast JV.

(3) These properties were sold or contributed to the BIT JV subsequent to December 31, 2002 and were held for sale at December 31, 2002.

LEASE EXPIRATIONS

    The following table sets forth the annual lease expirations and certain other information for leases existing at the properties in our portfolio (including joint ventures, an office property and a direct finance lease) as of December 31, 2002 (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

PORTFOLIO

                                                              PERCENTAGE OF                         ANNUALIZED RENT PER
       YEAR OF             NUMBER OF      SQUARE FOOTAGE OF    ANNUALIZED     ANNUALIZED RENT OF   LEASED SQUARE FOOT OF
  LEASE EXPIRATION      LEASES EXPIRING    EXPIRING LEASES        RENT         EXPIRING LEASES        EXPIRING LEASES
---------------------   ---------------   -----------------   -------------   ------------------   ---------------------
      2003                     27             3,216,582           15.70%         $11,588,720               $3.60
      2004                     20             2,196,045           12.16            8,977,396                4.09
      2005                     20             1,426,718            9.39            6,932,911                4.86
      2006                     14             2,597,708           14.42           10,650,730                4.10
      2007                     15             2,392,950           13.59           10,030,916                4.19
      2008                      8             1,401,215            7.03            5,194,223                3.71
      2009                     11             1,845,675           10.42            7,693,169                4.17
      2010                      3               240,767            1.45            1,070,330                4.45
      2011                      7             1,524,653            6.44            4,753,133                3.12
      2012                      3               633,919            2.85            2,102,297                3.32
      2014                      3               413,244            2.55            1,881,697                4.55
      2018                      1               139,703            0.60              441,465                3.16
      2019                      1               495,740            3.40            2,519,196                5.08
                              ---            ----------          ------          -----------               -----
  Grand Total                 133            18,524,919          100.00%         $73,836,183               $3.99
                              ===            ==========          ======          ===========               =====

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2002.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common shares of beneficial interest (the "Common Shares") were traded on the American Stock Exchange ("AMEX") under the symbol "KTR" until May 9, 2001 when the Company become a registrant on the New York Stock Exchange ("NYSE") under the symbol "KTR." The high and low last sale prices as reported by the AMEX or the NYSE for each calendar quarter from January 1, 2001 to December 31, 2002 and the dividends with respect to the Company's operations for each such calendar quarter were as follows:

                                                         SALES PRICE
                                                     -------------------   DIVIDENDS PER
YEAR/QUARTER                                           HIGH       LOW      COMMON SHARE
------------                                         --------   --------   -------------
2002:
  1st Quarter.....................................    $14.28     $13.05        $0.320
  2nd Quarter.....................................    $15.94     $13.91        $0.320
  3rd Quarter.....................................    $16.75     $13.45        $0.325
  4th Quarter.....................................    $17.28     $15.30        $0.325

2001:
  1st Quarter.....................................    $14.12     $12.75        $0.310
  2nd Quarter.....................................    $13.60     $11.77        $0.310
  3rd Quarter.....................................    $14.24     $11.01        $0.320
  4th Quarter.....................................    $13.25     $11.78        $0.320

    As of December 31, 2002, the Company had 171 shareholders of record and believes that it has in excess of 5,700 beneficial shareholders.

    The Company currently anticipates that comparable cash dividends will continue to be paid in the future; however, the payment and the amount of the dividends is at the discretion of the Board of Trustees and will depend on numerous factors including the Company's cash flow and its capital and annual distribution requirements under the REIT provisions of the Code and other factors that the Board of Trustees deems relevant.

    The Company recorded expense for 18,145 Common Shares during 2001 and 17,121 Common Shares during 2002. These 33,158 Common Shares were issued, in aggregate, to its trustees as compensation for services provided to the Company in their capacity as members of the Board of Trustees during the period from the first quarter of 2001 through the fourth quarter of 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    The information is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be held on June 5, 2003.

ITEM 6. SELECTED AND SUMMARY FINANCIAL DATA.

    The following table sets forth selected financial data for the Company for each of the five years in the period ended December 31, 2002. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                                                                           YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           2002         2001         2000         1999         1998
                                                        ----------   ----------   ----------   ----------   ----------
                                                               (IN 000'S, EXCEPT FOR SHARE AND PER SHARE DATA)
OPERATING DATA
Total revenue.........................................  $   96,501   $  106,570   $  119,987   $   81,659   $   40,464
                                                        ----------   ----------   ----------   ----------   ----------
Property operating expenses...........................       7,739        8,653       10,388        8,421        5,086
Real estate taxes.....................................       9,989        9,567       10,779        6,246        2,507
General and administrative expenses...................       9,094        8,660        8,001        6,697        1,879
Depreciation and amortization.........................      19,978       23,938       20,526       15,784        6,796
Interest expense......................................      24,252       33,373       45,237       29,315       14.061
Employee termination costs............................         930           --           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
Total operating expenses..............................      71,982       84,191       94,931       66,463       30,329
Equity in income (losses) from equity method
  investments.........................................         899        1,123          (73)         (62)      (1,167)
(Losses) gains on sales and impairment charges of
  assets..............................................     (31,322)       9,142      (11,194)       1,284       11,952
                                                        ----------   ----------   ----------   ----------   ----------
Income before minority interest, extraordinary item
  and distributions to preferred unitholders..........      (5,904)      32,644       13,789       16,418       20,920
Distributions to preferred unitholders................      (5,585)      (7,057)      (6,875)      (2,040)          --
Minority interest.....................................       3,492       (5,062)        (251)      (5,177)      (9,403)
                                                        ----------   ----------   ----------   ----------   ----------
Income from continuing operations.....................      (7,997)      20,525        6,663        9,201       11,517
Discontinued operations...............................         900          658          277          455          (69)
Extraordinary item-loss from debt extinguishment......        (863)      (2,274)          --           --         (220)
                                                        ----------   ----------   ----------   ----------   ----------
Net (loss) income.....................................  $   (7,960)  $   18,909   $    6,940   $    9,656   $   11,228
                                                        ==========   ==========   ==========   ==========   ==========
Income allocated to preferred shareholders............  $   (3,038)  $   (5,035)  $   (6,373)  $   (3,328)  $      (55)
                                                        ----------   ----------   ----------   ----------   ----------
Net (loss) income allocated to common shareholders....  $  (10,998)  $   13,874   $      567   $    6,328   $   11,173
                                                        ==========   ==========   ==========   ==========   ==========
Distributions paid on Common Shares...................  $   24,851   $   16,781   $   14,345   $    8,375   $    6,308
                                                        ==========   ==========   ==========   ==========   ==========
PER SHARE DATA
(Loss) income from continuing operations per
  Common Share--basic.................................  $    (0.58)  $     1.01   $     0.03   $     0.77   $     1.79
Net (loss) income allocated to Common
  Shareholders--basic.................................  $    (0.56)  $     0.96   $     0.06   $     0.83   $     1.77
(Loss) income from continuing operations per
  Common Share--diluted...............................  $    (0.58)  $     0.98   $     0.03   $     0.77   $     1.75
Net (loss) income allocated to Common Shareholders--
  diluted.............................................  $    (0.56)  $     0.90   $     0.06   $     0.80   $     1.73
Distributions paid per Common Share...................  $     1.29   $     1.26   $     1.21   $     1.12   $     0.97
Weighted average number of shares outstanding--basic
  EPS (1).............................................  19,467,656   14,518,099    9,239,591    7,622,010    6,299,281
Weighted average number of shares outstanding--diluted
  EPS.................................................  19,467,656   21,410,023    9,244,356   14,810,817   11,908,761

OTHER DATA
Funds from Operations (2).............................  $   49,219   $   49,912   $   46,815   $   32,533   $   15,919
Cash flow provided from (used in):
  Operating activities................................      45,159       45,635       43,087       35,902       16,020
  Investing activities................................         430       16,908      (62,646)    (200,444)    (260,733)
  Financing activities................................     (45,673)     (64,236)      19,083      165,439      230,288

                                                                           YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           2002         2001         2000         1999         1998
                                                        ----------   ----------   ----------   ----------   ----------
                                                               (IN 000'S, EXCEPT FOR SHARE AND PER SHARE DATA)
BALANCE SHEET DATA AT PERIOD END
Undepreciated investment in real estate...............  $  677,127   $  833,335   $  959,714   $  861,318   $  542,869
Net investment in real estate.........................     637,695      786,143      919,156      838,922      536,002
Total assets..........................................     671,654      826,807      962,480      875,076      558,974
Total indebtedness....................................     325,796      435,136      616,569      522,112      346,105
Total liabilities.....................................     346,021      455,133      638,753      543,415      356,225
Total minority interest...............................      84,550      108,695      156,868      145,931       95,705
Total shareholders' equity............................     241,083      262,979      166,859      185,730      107,044

OTHER DATA AT PERIOD END
Total leaseable square footage of properties..........  19,915,038   21,802,930   20,397,410   18,652,284   11,928,620
Number of properties..................................          93          125          129          133           99
Percentage leased.....................................          93%          94%          95%          99%          98%

------------------------------

(1) Basic weighted average number of shares includes only Common Shares outstanding during the year and excludes OP Units.

(2) Funds from Operations ("FFO"), which is a commonly used measurement of the operating performance of an equity REIT, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property and provisions for asset impairment, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Since 1999, NAREIT has clarified the definition of FFO to include non-recurring events (except for extraordinary items) and the results of discontinued operations. The Company has adopted these clarifications as of January 1, 2002 and has presented FFO on a consistent basis for all periods presented.

    Management believes the presentation of FFO and Funds Available for Distribution ("FAD") are useful disclosures as general measures of its operating performance in the real estate industry, although the Company's FFO and FAD may not necessarily be comparable to similarly titled measures of operating performance for other REITs. Additionally, we believe FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. However, FFO and FAD do not represent cash generated from operating activities in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. FAD is defined as FFO less non-revenue producing capital expenditures, tenant improvements, leasing commissions and straight-line rent adjustments plus amortization of deferred financing costs, and non-cash compensation charges. For a reconciliation of FFO to net income, see Managements Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations and Funds Available for Distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "expect," "anticipate," "intend," "estimate" and other expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company's actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the risks associated with the construction and development of properties; the ability of a property to generate revenues sufficient to make principal payments on outstanding debt; outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company, interest rates under the Company's $125,000,000 senior unsecured revolving credit facility (the "Credit Facility") may increase and changes in: economic conditions generally and the real estate market specifically, legislative/regulatory matters (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates, competition, supply and demand for properties in our current and proposed market areas, general accounting principles and policies and guidelines applicable to REITs.

OVERVIEW

    The Company has achieved significant growth since the transactions that occurred in December 1997, which resulted in the reorganization of the Company as a REIT focused primarily on the acquisition and development of industrial properties. Since January 1, 2001 through March 2003, the Company sold approximately 8.5 million square feet of industrial properties and approximately
2.3 million square feet of office properties which aggregated over $586 million in sales value, including properties sold or contributed to joint ventures. During that same period, the Company re-invested the sales proceeds into over
11.6 million square feet or $385 million, including acquisitions through its joint ventures, of big box state-of-the-art distribution facilities in its primary markets of Central/Northern New Jersey, Central Pennsylvania and Indianapolis, Indiana. At December 31, 2002, the Company owned interests in 93 properties which aggregated 19.9 million square feet (91 industrial properties, one office property and an investment in a direct financing lease).

2002 HIGHLIGHTS

    The significant highlights of 2002 were as follows:

    - Completed the sale of 3.0 million square feet or $78.6 million of industrial properties and 1.5 million square feet or $129.3 million of office properties.

    - Acquired over 1.6 million square feet of industrial properties and 34 acres of land in New Jersey and Pennsylvania for $44.3 million.

    - Acquired three industrial properties totaling approximately 353,000 square feet in Northern New Jersey within the CalEast JV, representing a total investment of $21.1 million.

    - Leased 5.8 million square feet during the year, which included approximately 2.8 million square feet of new leases and approximately
      2.9 million square feet of renewals. Retained tenants for approximately 68% of leases which expired in 2002.

    - Sold 2 million Common Shares at $16.415 per share and used the proceeds to repurchase $32.5 million of convertible preferred stock, therefore reducing Convertible Preferred Stock and Convertible Preferred Units from $100.4 million to $67.9 million, or by 32%, during 2002.

    - Reduced the Company's debt to undepreciated assets and debt to market capitalization ratios from 49.8% and 50.6% at December 31, 2001, respectively, to 45.8% and 38.3% at December 31, 2002. The Company's outstanding debt was reduced from $435.1 million at December 31, 2001 to $325.8 million at December 31, 2002.

    - Started the construction of two industrial distribution facilities located in Jersey City, New Jersey aggregating 525,000 square feet at a cost of $33 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

    The Company reported a net loss allocated to common shareholders for the year ended December 31, 2002 of $11.0 million, or $0.56 per diluted share, as compared with net income allocated to common shareholders of $13.9 million, or $0.90 per diluted share, for 2001. The significant decrease in earnings per share is primarily the result of the $31.1 million in losses from asset sales and employee termination costs related to the December 13, 2002 disposition of 34 office and industrial properties located primarily in New York (the "New York Office Portfolio transaction"). In 2001, the Company recorded $9.1 million in gains, primarily from the sale of a building in New Jersey and a $2.7 million cumulative catch-up adjustment for depreciation expense (as a result of the assets held for sale placed back into service as assets held for investment). In 2002, the Company incurred lower interest expense as a result of the reduction in overall leverage during 2001 and lower interest rates on the variable rate Credit Facility as well as a $1.4 million reduction in extraordinary items from early debt retirements. Excluding the impact of gains and losses from asset sales, extraordinary items, employee termination costs, asset impairment charges and the 2001 cumulative depreciation adjustment, net income allocated to common shareholders would have been $15.1 million, or $0.76 per diluted share, in 2002 as compared to $10.9 million, or $0.70 per diluted share, in 2001. This increase in net income after these items are excluded is primarily the result of lower interest rates on the Credit Facility.

    Revenues decreased by $10.1 million, or 9.5%, to $96.5 million in 2002 as compared to $106.6 million in 2001, primarily as a result of $207.9 million of property dispositions in 2002, and a $1.2 million increase in vacancy which was offset by the impact of the acquisition of approximately $37.0 million of assets.

    Property operating expenses and real estate tax expense in the aggregate decreased by approximately $492,000 or 2.7% as compared to 2001 primarily as a result of property dispositions. Operating margins (revenue less property operating expenses and real estate tax expense) for 2002 were 81.6% as compared by an operating margin of 82.9% in 2001.

    General and administrative expenses increased by approximately $434,000 or 5.0%, to $9.1 million in 2002 from $8.7 million in 2001. This increase was primarily a result of increases in compensation expenses. In addition, the Company incurred $930,000 of costs related to the termination of the employment of certain employees as a result of the New York Office Portfolio sale.

    Depreciation and amortization decreased by $3.9 million or 16.3%, to $20.0 million in 2002 as compared to $23.9 million in 2001, primarily as a result of the asset sales in 2002. In 2001, the Company recorded a cumulative catch up depreciation adjustment of $2.7 million for assets held for sale which were placed back in service as operating assets in the first quarter of 2001.

    Interest expense decreased $9.1 million in 2002 as compared to 2001 as a result of asset sales, the decrease in interest rates for the Company's Credit Facility and the impact of the April 2001 Common

Share offering which resulted in the Company repaying $56.7 million in debt. The decrease in preferred unitholder and preferred shareholder distributions in 2002 is a result of the repurchase of $32.5 million and $35.7 million of Convertible Preferred Stock and Convertible Preferred Units in 2002 and 2001, respectively, from the proceeds of the 2002 and 2001 Common Share offerings.

    Equity in income from the Company's equity method investments was approximately $900,000 in 2002 as compared to $1.1 million in 2001. This decrease in earnings from equity method investments is a result of a decrease in income from the Management Company and reduced equity in income related to the Airtech joint ventures, net of increases in income related to the CalEast JV as a result of acquisitions in 2002 and the preferred equity interest in Nocha, LLC retained by the Company as a result of the New York Office Portfolio transaction.

    In 2002 the Company recorded a net loss on asset sales and impairment charges of approximately $31.3 million as compared to a net gain of $9.1 million in 2001. The loss recorded in 2002 is primarily related to the New York Portfolio transaction. The gain recorded in 2001 is primarily the result of the sale of the 200 Industrial Avenue facility located in Teterboro, New Jersey in September 2001 which resulted in a gain of $9.6 million.

SEGMENTS

    Revenue and property level net operating income for the industrial segment decreased by approximately $618,000 and $1.7 million, respectively as compared to 2001. These decreases are primarily a result of asset sales of certain New Jersey properties in 2001, which were partially offset by acquisitions in Pennsylvania, the acquisition of an 800,000 square foot industrial building in Indiana in November 2001 and increased occupancy in the South Carolina properties in 2002. Property level operating margins in the industrial segment (excluding interest expense, general and administrative expense, and depreciation expense), were 86.9% for 2002 and 88.5% in 2001.

    Revenue and property level net operating income for the office segment decreased by approximately $9.8 million and $8.0 million, respectively as compared to 2001. These decreases are primarily a result of the sale of the New Jersey office properties and several Pennsylvania office properties in 2001, the sale of Two Meridian Boulevard in Pennsylvania in January 2002 and the New York Office Portfolio transaction in December 2002.

SAME STORE PROPERTIES

    The Same Store Properties, which are properties owned since September 30, 2001, consist of 72 properties aggregating approximately 15.3 million square feet. The property level operating income from the Same Store Properties represented approximately 84.6% of the Company's overall property level net operating income for the year ended December 31, 2002.

    Set forth below is a schedule comparing the cash basis property level net operating income (without straight line rental income) for the Same Store Properties for the years ended December 31, 2002 and 2001 (dollars in thousands):

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001     % CHANGE
                                                          --------   --------   --------
ALL SAME STORE PROPERTIES
Revenue
  Rental revenue........................................  $67,490    $67,758     (0.4)%
  Tenant reimbursement..................................    9,543      9,903     (3.6)%
                                                          -------    -------     -----
Total rental revenue....................................  $77,033    $77,661     (0.8)%
                                                          =======    =======     =====
Operating Expenses
  Property operating expenses...........................  $ 6,370    $ 6,004       6.1%
  Real estate taxes.....................................    8,556      8,167       4.8%
                                                          -------    -------     -----
Total operating expenses................................  $14,926    $14,171       5.3%
                                                          -------    -------     -----
Net operating income....................................  $62,107    $63,490     (2.2)%
                                                          =======    =======     =====
Physical occupancy at year end..........................     93.4%      96.3%    (2.9)%
                                                          =======    =======     =====
Economic occupancy......................................     92.4%      94.6%    (2.2)%
                                                          =======    =======     =====

    Property level net operating income for the year ended December 31, 2002 for the Same Store Properties decreased to approximately $62.1 million from $63.5 million for 2001. This decrease of approximately $1.4 million or 2.2% is primarily due to a decrease in tenant reimbursements of approximately 3.6% and an increase in operating expenses of 5.3%. Tenant reimbursements decreased by $360,000, as a result of the decrease in economic occupancy, from 94.6% in 2001 to 92.4% in 2002. This decrease in economic occupancy is primarily related to the Pennsylvania properties. The decrease in economic occupancy in 2002 was partially offset by rental increases in certain properties. Operating expenses for the Same Store Properties increased by approximately $755,000 or 5.3%. This increase was primarily related to increases in real estate tax expense for the New Jersey, Pennsylvania, and New York properties. These increases in operating expenses were partially reimbursed by tenants.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Net income allocated to common shareholders for the year ended December 31, 2001 was $13.9 million or $0.90 per diluted share compared to net income allocated to common shareholders of $567,000 or $0.06 per diluted share for 2000. The increase in net income allocated to common shareholders was attributed to the $11.2 million loss recorded in 2000 for certain properties which the Company sold in January 2001 and the $9.1 million in gains recorded in 2001 from other property sales. Excluding the impact of the asset valuation provision recorded in 2000, asset sales in both 2001 and 2000, the extraordinary item recorded in 2001 and the $2.7 million catch-up depreciation adjustment, discussed below, net income allocated to common shareholders for the year ended December 31, 2001 would have been $10.9 million or $.70 per diluted share as compared to net income of $9.1 million or $0.71 per diluted share for 2000.

    Revenues decreased by $13.4 million, or 11.2%, to $106.6 million in 2001 as compared to $120.0 million for the year ended December 31, 2000, primarily as a result of $288 million of property dispositions in 2001.

    Property operating expenses and real estate tax expense in the aggregate decreased by $2.9 million or 13.9% as compared to 2000 primarily as a result of property dispositions. Operating margins (revenue less property operating expenses and real estate tax expenses) for 2001 were 82.9% and were slightly higher than operating margins in 2000 of 82.4% primarily as a result of the Company's increased ownership of industrial properties which carry a higher operating margin.

    General and administrative expenses increased by $659,000 or 8.2%, to $8.7 million in 2001 from $8.0 million in 2000. This increase was primarily a result of the Company's write-off of approximately $300,000 of costs for development projects and other transactions that the Company decided not to pursue and an increase in compensation charges related to additional awards under the Company's employee stock loan program.

    Depreciation and amortization increased by $3.4 million or approximately 16.6%, to $23.9 million in 2001 as compared to $20.5 million in 2000, primarily as a result of a cumulative catch up depreciation adjustment of $2.7 million recorded in the first quarter of 2001 for assets held for sale which were placed back in service as operating assets in the first quarter of 2001. Increases in the amortization of tenant improvements and deferred leasing costs in 2001 were generally offset by decreased depreciation charges as a result of property dispositions in 2001.

    Interest expense decreased to $33.4 million in 2001 from $45.2 million in 2000, a decrease of $11.8 million or 26.1%. This decrease is primarily the result of debt repayments using proceeds from asset sales, a decrease in the variable interest rate for the Credit Facility, which accounted for approximately $2.1 million of this decrease, and the Company's April 30, 2001 Common Share offering which resulted in the repayment of approximately
$56 million in Credit Facility and other mortgage debt.

    Equity in income from the Company's joint venture investments was $1.1 million in 2001 as compared to a loss of $73,000 in 2000. This increase in earnings from equity method investments is a result of the 3 Points Joint Venture building in Airtech which was completed and occupied in the first quarter of 2001, and income from the CalEast JV which began in March 2001.

    Gains on sales of assets increased to approximately $9.1 million in 2001 from a net loss of approximately $11.2 million in 2000. This increase is a result of 27 properties that were sold in 2001 at an aggregate selling price of $288 million compared to the sales of 12 properties for an aggregate selling price of $50 million in 2000 and an $11.3 million provision for asset impairment on this sale. The majority of the gain recorded in 2001 is the result of the sale of the 200 Industrial Avenue facility located in Teterboro, New Jersey in September 2001 which resulted in a gain of $9.6 million.

SEGMENTS

    Revenue in the industrial and office segments declined by $8.0 million and $6.7 million, or 9.8% and 16.3%, respectively, from 2000. Property level operating income in the industrial and office segments declined by $6.4 million and $5.3 million, respectively, from 2000. These decreases were offset by an increase of $1.4 million in other income as a result of increases in interest income from uninvested proceeds from asset sales, fees from the CalEast JV and reimbursements from the Management Company.

    The decreases in revenue and property level operating income in the industrial segments during 2001 in comparison to 2000 are a result of the Company's property sales in 2001 and, in the latter half of 2000, decreased occupancy in certain markets. The primary reason for the decrease in revenue and property level operating income in the industrial segments was a result of the sale of assets in New Jersey to the CalEast JV in March 2001. Secondarily, the Indiana industrial segment realized a 27% increase in property level operating income for 2001 as compared to 2000 primarily as a result of lease termination income. Decreases in revenue and property level operating income in 2001 in the Ohio,

Pennsylvania, New York and South Carolina industrial segments are primarily the result of decreased occupancy in 2001. Property level operating margins in the industrial segments (excluding interest expense, general and administrative expense, and depreciation expense), were 88.5% for 2001 and 87.7% in 2000.

    The decrease in revenue and property level operating income in the office segments is primarily the result of sales of four of the properties in the Pennsylvania office segment in January 2001 along with the sale of the New Jersey office assets in November 2001. Revenues and property level operating income decreased in the New York office segment as a result of a decrease in economic occupancy to 95.4% from 96.9% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

    Net cash provided by operating activities was $45.2 million in 2002 as compared to $45.6 million in 2001, a decrease of less than 1.0%. This represents the Company's primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company's properties.

    Net cash provided by investing activities was $430,000 in 2002 as compared to net cash provided by in 2001 of $16.9 million. The decrease in cash provided is primarily the result of a decrease in proceeds from sales of assets in 2002 as compared to 2001, partially offset by decreased acquisition activity in 2002. Net cash proceeds from asset sales in 2002 and 2001 were $67.9 million and $157.8 million, respectively. Cash used in property acquisitions which decreased from $102.5 million in 2001 to $45.2 million in 2002.

    Net cash used in financing activities in 2002 was $45.7 million as compared to net cash used in financing activities in 2001 of $64.2 million. The increase in net cash used in 2002 as compared to 2001 is a result of higher debt repayments in 2001 as a result of asset sales and the Common Share offerings in 2001.

CAPITALIZATION

COMMON STOCK ISSUANCES AND CONVERTIBLE PREFERRED STOCK REPURCHASES

    In September 2002, the Company sold 2,000,000 Common Shares at a price of $16.415 per share. The Company used the net proceeds of approximately
$31.5 million, after underwriters discount and offering expenses, to repurchase all 800,000 shares of its Series A Convertible Preferred Stock, with a $20.0 million liquidation preference, which required a 9.00% preferred dividend, and 200,000 shares of its Series C Convertible Preferred Stock, with a $5.0 million liquidation preference, which required a 9.75% preferred dividend, from AEW Targeted Securities Fund, L.P., and all of its Series B Convertible Preferred Units, with a $7.5 million liquidation preference, which required a 9.50% preferred return, from Hopewell Properties, Inc.

CREDIT FACILITY AND OTHER DEBT

    In December 2001, the Company entered into a three-year $125 million unsecured credit facility (the "Credit Facility") with a group of commercial lenders led by Wells Fargo Bank, N.A. This facility replaced the $150 million secured facility which was scheduled to mature in April 2002. This Credit Facility can be used to fund acquisitions, capital improvements, development activities and working capital needs. The Credit Facility bears interest at a variable rate at the Company's option of either LIBOR plus a spread based on a sliding scale based on the Company leverage or the prime rate. The scale ranges from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company's current leverage, the facility is priced at LIBOR plus 1.875. The Company's outstanding borrowings under this Credit

Facility were $97.5 million at December 31, 2002 at an interest rate of 3.30%. The Credit Facility has certain debt covenants, which are typical in facilities of this type, including but not limited to debt service and fixed charge coverage and overall leverage. The Company was in compliance with these debt covenants as of December 31, 2002.

    As of December 31, 2002, the Company had approximately $186.1 million of fixed rate mortgage notes outstanding, at a weighted average interest rate of 7.66% and at a weighted average maturity of 4.1 years. Approximately
$42.0 million of this mortgage debt is scheduled to mature in 2003. At
December 31, 2002, the Company's total market capitalization was approximately $851.5 million and the Company's consolidated debt to undepreciated assets ratio was 45.8%, as compared to a market capitalization of $859.6 million and a consolidated debt to undepreciated assets ratio of 49.8% at December 31, 2001.

SHORT AND LONG-TERM LIQUIDITY

    Cash flow from operating activities is the Company's principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company's development activities. The Company has a commitment to fund approximately $8.0 million of additional equity to the CalEast JV. This equity will be funded as the joint venture acquires additional properties. The Company jointly and severally guaranteed a $18.0 million recourse construction loan of 4 Points Associates, LLC, a joint venture with Browning, which constructed an 796,224 square foot distribution facility in Airtech Park in Indianapolis, Indiana. In connection with the development of Airtech Park, the Company has also guaranteed a $3.0 million land development loan to a Browning affiliate for certain site improvements to Airtech Park. The Company also guarantees $2 million of a $11.8 million loan on two office properties which were sold to Nocha, LLC. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. In 2002, the Company consummated the sale of 40 properties for an aggregate selling price of $207.9 million. The Company believes all of the sources discussed above will be available in 2003 in order to fund short-term liquidity needs.

    During 2002 and 2001, the Company paid distributions to common shareholders and unitholders totaling $1.29 and $1.26 per Common Share or OP Unit, respectively, which aggregated $32.8 million and $25.6 million, respectively.

    The Company's long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity and debt securities by the Company and its Operating Partnership, (ii) the selective disposition of certain properties, and (iii) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of December 31, 2002, the Company has issued approximately $183.5 million of securities under this Registration Statement. In February of 2003, the Company issued 2,760,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at $25 per share in a public offering and used the proceeds to fund acquisition activity.

    The Company believes that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

    FFO, which is a commonly used measurement of the operating performance of an equity REIT, as defined by NAREIT, is defined as net income computed in accordance with GAAP, excluding gains (or losses) from sales of property and provisions on asset impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Since 1999, NAREIT has clarified the definition of FFO to include non-recurring events (except for extraordinary items) and the results of discontinued operations. The Company has adopted these clarifications as of January 1, 2002 and has presented FFO on a consistent basis for all periods presented.

    Management believes the presentation of FFO and FAD are useful disclosures as general measures of its operating performance in the real estate industry, although the Company's FFO and FAD may not necessarily be comparable to similarly titled measures of operating performance for other REITs. Additionally, we believe FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. However, FFO and FAD do not represent cash generated from operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. FAD is defined as FFO less non-revenue producing capital expenditures, tenant improvements, leasing commissions and straight-line rent adjustments plus amortization of deferred financing costs and non-cash compensation charges.

    FFO, FAD and cash flow information for each of the three years in the period ended December 31, 2002, are summarized in the following tables (in 000's):

                                                                2002       2001       2000
                                                              --------   --------   --------
FUNDS FROM OPERATIONS: (UNAUDITED)
Income (loss) before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership,
  and extraordinary item....................................  $ (5,904)  $ 32,644   $ 13,789
(Less) Plus:
  Losses (gains) on sales of real estate and impairment
    charges and employee termination costs..................    33,652     (9,142)    11,194
  Depreciation and amortization related to real estate......    20,367     24,520     21,128
  Depreciation and amortization related to joint ventures
    and equity method investments...........................       781        901        170
  Discontinued operations...................................       323        989        534
                                                              --------   --------   --------
Funds from Operations.......................................  $ 49,219   $ 49,912   $ 46,815
                                                              ========   ========   ========

                                                                2002       2001       2000
                                                              --------   --------   --------
FUNDS AVAILABLE FOR DISTRIBUTION: (UNAUDITED)
Funds from Operations.......................................  $ 49,219   $ 49,912   $ 46,815
Capitalized expenditures....................................      (826)    (1,670)      (981)
Tenant improvements.........................................    (1,981)    (2,037)    (2,888)
Leasing commissions.........................................    (2,557)    (2,289)    (3,127)
Non-cash compensation charges...............................     1,176        908        482
Amortization of deferred financing costs....................     1,071      1,789      1,798
Straight line rent adjustments..............................    (3,476)    (2,881)    (3,674)
                                                              --------   --------   --------
Funds Available for Distribution............................  $ 42,626   $ 43,732   $ 38,425
                                                              ========   ========   ========
CASH FLOW INFORMATION:
Cash flow provided by operating activities..................  $ 45,159   $ 45,635   $ 43,087
Cash flow provided by investing activities..................       430     16,908    (62,646)
Cash flow used in financing activities......................   (45,673)   (64,236)    19,083
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........  $    (84)  $ (1,693)  $   (476)
                                                              ========   ========   ========

------------------------

(1) Includes $930 of employee termination costs in 2002.

INFLATION

    The Company's leases generally require tenants to pay either their share of operating expenses, including common area maintenance, real estate taxes and insurance or pay 100% of these costs directly (for triple net leases): as a result, the Company's exposure to increases in costs and operating expenses is reduced. The Company does not anticipate that inflation will have a significant impact on its operating results in the near future.

CRITICAL ACCOUNTING POLICIES

    In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has identified the policies below, which are critical to our business operations and the understanding of our results of operations. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and operating results and require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to determine if an impairment loss should be recognized. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In addition, the Company reports properties that have been disposed of or which are held for sale, for which the Company will not have continuing involvement, as discontinued operations.

    As real estate assets are acquired, the costs of these assets are allocated to the components of the property, including any intangible assets related to the leases acquired, based on the Company's judgment and historical experience with similar assets. These assumptions and estimates affect the amount of costs allocated to land, land improvements and the components of the building and accordingly depreciation expense and any gains or losses on the ultimate sale of these assets.

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

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as equity method investments, and subsequently adjusted for equity in income (losses) from equity method investments and cash contributions and distributions.

    On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. See
Note 4 to the 2002 consolidated financial statements.

COST CAPITALIZATION

    Expenditures directly or indirectly related to the acquisition or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in the cost of the related real estate and are stated at cost. The capitalized costs include pre-construction costs related to the development of the property, construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. These costs are capitalized until the related asset is substantially complete and is placed in service. Our capitalization policy is in accordance with SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties".

INCOME TAXES AND REIT COMPLIANCE

    The Company has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Code. In order to qualify as a real estate investment trust, the Company must derive at least 95% of gross income in any year from qualifying sources and must pay dividends to stockholders aggregating annually at least 90% of the REIT's taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is the Company's intention to adhere to these requirements and maintain the REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income that is distributed currently to the stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT, the Company still may be subject to certain state and local taxes on income and property and to federal income and excise taxes on any undistributed taxable income. In addition, the Company will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our taxable REIT subsidiary.

IMPACT OF RECENT ACCOUNTING STANDARDS

    See Note 2 to the 2002 consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other variable rate debt obligations represented approximately 42.8% of debt outstanding as of December 31, 2002. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.66% and 4.1 years, respectively, at December 31, 2002. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates which may be more or less than the interest rates on the maturing debt. The following table summarizes the Company's five-year debt maturities at December 31, 2002, including debt of $39.7 million related to assets held for sale and the weighted average interest rates associated with the maturing debt in each respective year, excluding the impact of any debt premiums which were initially recorded.

                                                2003       2004           2005       2006       2007
                                              --------   --------       --------   --------   --------
Maturing Debt (in 000's)....................  $41,970    $134,922(1)    $14,518    $12,509    $84,951
Weighted Average Interest Rate..............     4.12%       4.39%         7.94%      7.27%      7.82%

------------------------

(1) Includes the Credit Facility which had an outstanding balance of $97.5 million at December 31, 2002 and matures December 21, 2004.

    If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during 2002, the Company's interest expense would have been increased or decreased by approximately $1.2 million. No fixed rate debt matures in 2003.

    Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company's financial structure. As of December 31, 2002, the Company does not have any derivative investments related to interest rate management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K. See pages F-1 through F-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On May 23, 2002, upon the recommendation of its Audit Committee, the Board of Trustees of the Company dismissed Arthur Andersen LLP as the Company's independent auditor. KPMG LLP was appointed to serve as the Company's independent auditor for the fiscal year ended December 31, 2002.

    Arthur Andersen LLP's reports on the Company's consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

    During the fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 31, 2002, (i) there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

    We have provided Arthur Andersen LLP with a copy of the foregoing disclosures.

    During the fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 31, 2002, the Company did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III.

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This item is incorporated by reference from the proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

    This item is incorporated by reference from the proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    This item is incorporated by reference from the proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This item is incorporated by reference from the proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded and filed in compliance with the Exchange Act, and processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c), under the Exchange Act. The Company's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report on Form 10-K, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) and have determined that such disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company's internal controls. Accordingly, no corrective actions have been taken.

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

    The following consolidated financial statements of Keystone Property Trust are included in Item 8.

    (a) 1.  INDEPENDENT AUDITORS' REPORT.

       Consolidated Balance Sheets as of December 31, 2002 and 2001.

       Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

       Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

       Notes to Consolidated Financial Statements.

       2.  FINANCIAL STATEMENT SCHEDULES.

    - Schedule II--Valuation and Qualifying Accounts as of December 31, 2002 for Keystone Property Trust.

    - Schedule III--Real Estate and Accumulated Depreciation for the three years in the period ended December 31, 2002 for Keystone Property Trust.

    (b) Reports on Form 8-K:

    - A Current Report on Form 8-K dated January 29, 2003 was filed on
      January 29, 2003 (reporting under Items 7 and 9) regarding the Company's fourth quarter 2002 supplemental information.

    - A Current Report on Form 8-K dated February 6, 2003 was filed on February 6, 2003 (reporting under Items 5 and 7) regarding the Company's restated financial statements for 2001, 2000 and 1999.

    - A Current Report on Form 8-K dated January 31, 2003 was filed on February 10, 2003 (reporting under Items 2, 5 and 7) regarding the Company's acquisition of 2040 N. Union Street, the Upstate New York Disposition, probable acquisition of Capital Business Center and the probable disposition of the BIT JV properties.

    - A Current Report on Form 8-K dated February 12, 2003 was filed on
      February 18, 2003 (reporting under Items 5 and 7) related to the Company's Series D Cumulative Redeemable Preferred Stock Offering.

    - A Current Report on Form 8-K dated February 14, 2003 was filed on
      February 28, 2003 (reporting under Items 2 and 7) reporting the closing of the Capital Business Center acquisition and the BIT-JV.

    - A Current Report on Form 8-K dated March 12, 2003 was filed on March 27, 2003 (reporting under Items 2 and 7) regarding the Company's acquisition of the Berger Portfolio.

    (c) Exhibits

        3  (a)  Declaration of Trust (Incorporated by reference to
                Exhibit 3(a) filed with the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1999).
           (b)  Certificate of Correction to Declaration of Trust
                (Incorporated by reference to Exhibit 3(k) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
           (c) Articles of Amendment of Declaration of Trust (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                June 30, 2002).
           (d) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series B Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of
                Such Series (Incorporated by reference to Exhibit 3(a) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
           (e) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series C Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of
                Such Series (Incorporated by reference to Exhibit 3(f) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
           (f) Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock as 9.125% Series D Cumulative Redeemable Preferred Stock
                (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed with the
                Commission on February 18, 2003).
           (g)  Partnership Unit Designation of Series B Convertible
                Preferred Units (Incorporated by reference to Exhibit 3(j) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
           (h)  Partnership Unit Designation of Series C Convertible
                Preferred Units (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).
           (i)  Partnership Unit Designation of Series D Convertible
                Preferred Units (Incorporated by reference to Exhibit 3(k) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
           (j)  Partnership Unit Designation of Series E Convertible
                Preferred Units (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).
           (k)  Partnership Unit Designation of Series F Convertible
                Preferred Units (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).
           (l)  Partnership Unit Designation of 9.125% Series G Cumulative
                Redeemable Preferred Units (Incorporated by reference to
                Exhibit 4.3 filed with the Registrant's Current Report on
                Form 8-K filed with the Commission on February 18, 2003).
           (m) By-laws (Incorporated by reference to Exhibit 3(b) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
        4 (a) Specimen Certificate for Common Shares (Incorporated by reference to Exhibit 4(a) filed with the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1999).
           (b)  Specimen Certificate for Convertible Preferred Stock
                (Incorporated by reference to Exhibit 4(b) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

           (c)  Specimen Certificate for 9.125% Series D Cumulative
                Redeemable Preferred Stock (Incorporated by reference to
                Exhibit 4.2 filed with the Registrant's Current Report on
                Form 8-K filed with the Commission on February 18, 2003).
       10  (a)  Amended and Restated Agreement of Limited Partnership of
                Keystone Operating Partnership, L. P. (Incorporated by reference to Exhibit 10(a) filed with the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1999).
           (b)  Keystone Property Trust Amended and Restated 1993 Omnibus
                Incentive Plan (Incorporated by reference to Exhibit A of the Registrant's Proxy Statement filed with the Commission on November 24, 1999).
           (c)  Amendment to Keystone Property Trust Amended and Restated
                1993 Omnibus Incentive Plan (Incorporated by reference to
                Exhibit 10.1 filed with the Registrant's Quarterly Report on
                Form 10-Q for the fiscal quarter ended March 31, 2002).
           (d)  McBride Contribution Agreement dated as of August 20, 1997 between American Real Estate Investment Corporation,
                American Real Estate Investment, L.P, and The Other Parties
                Listed on the Signature Pages of the Agreement (Incorporated by reference to Exhibit 10.4 filed with the Registrant's
                Current Report on Form 8-K/A filed with the Commission on August 20, 1997).
           (e)  Contribution Agreement dated as of February 4, 1998 between
                American Real Estate Investment, L.P. and Northeastern
                Industrial Park, Inc. and Guilderland Ventures, Inc.
                (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K/A filed with the
                Commission on July 14, 1998).
           (f)  Contribution Agreement dated as of February 4, 1998 between
                American Real Estate Investment, L.P., and Columbia
                Executive I Associates, Columbia Executive II Associates,
                Columbia Executive III Associates, Columbia Executive V
                Associates, Columbia Executive VI Associates, Columbia
                Executive VII Associates, and Columbia Executive VIII
                Associates (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 14, 1998).
           (g)  Contribution Agreement dated as of April 30, 1998 between
                American Real Estate Investment, L.P., American Real Estate
                Investment Corporation and Michael J. Falcone, Michael P.
                Falcone, Pioneer Properties Company of Clinton Square,
                Waterfront Associates, Pioneer Indigo One Company, Pioneer
                Franklin Square Company, 1045 James Street Company, Pioneer
                Apollo Drive Company, Pioneer Park One Company, Pioneer
                Clinton Street Company, Pioneer Maltbie Company, 5010
                Campuswood Company, 5015 Campuswood Company, 400 West
                Division Company, Pioneer Day Care Company, and Pioneer
                Management Services Company, LLC (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 13, 1998).
           (h) Contribution Agreement dated as of December 4, 1998 by and between American Real Estate Investment, L.P. and MPSN,
                L.L.C., Corporate Drive Associates, LLC, Post 70 Building 7
                Partners, and COB Associates, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 18, 1998).

           (i)  Contribution and Exchange Agreement, dated as of August 6,
                1999 by and between Reckson Operating Partnership L.P.,
                Reckson Morris Industrial Trust, Reckson Morris Industrial
                Interim GP, LLC, Robert Morris, Joseph D. Morris, Ronald
                Schram, Mark M. Bava, The Drew Morris Trust, The Justin
                Morris Trust, The Keith Morris Trust, The Joseph D. Morris
                Family Limited Partnership, and The Robert Morris Family
                Limited Partnership and Keystone Operating Partnership L.P., and Keystone Property Trust (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on
                Form 8-K filed with the Commission on August 20, 1999).
           (j) Registration Rights Agreement, dated September 27, 1999, by and between Robert Morris, Joseph D. Morris, Ronald Schram,
                Mark M. Bava, The Drew Morris Trust, The Justin Morris
                Trust, The Keith Morris Trust, Joseph D. Morris Family
                Limited Partnership, Robert Morris Family Limited
                Partnership and Keystone Property Trust (Incorporated by reference to Exhibit 10.2 filed with the Registrant's
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                September 30, 1999).
           (k)  Agreement of Transfer and Contribution of Partnership
                Interest in 21 Roadway, L.P. dated as of November 10, 1999 by and among PSPI, Inc. and Jeffrey E. Kelter, John B.
                Begier, Charles C. Lee, J. Harold Shannon, Stephen J. Butte and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                Current Report on Form 8-K filed with the Commission on December 20, 1999).
           (l)  Employment Agreement dated as of July 1, 2000 between
                Keystone Property Trust and Jeffrey E. Kelter (Incorporated by reference to Exhibit 10 (aa) filed with the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000).
           (m)  Employment Agreement dated as of December 1, 2000 between
                Keystone Property Trust and Robert F. Savage, Jr.
                (Incorporated by reference to Exhibit 10 (dd) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
           (n)  Employment Agreement dated July 1, 2000 between Keystone
                Property Trust and John B. Begier (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
           (o)  Keystone Property Trust 1994 Non-Employee Stock Option Plan
                (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
           (p)  Limited Liability Company Agreement of Keystone New Jersey
                Associates, LLC dated as of January 31, 2001, by and between Keystone Operating Partnership, L.P. and CalEast Industrial
                Investors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 5, 2001).
           (q) Credit Agreement dated as of December 21, 2001 by and among Keystone Operating Partnership, L.P., Keystone Property
                Trust, Chevy Chase Bank, Key Bank, LaSalle Bank, Mellon
                Bank, U.S. Bank, First Union National Bank as syndication agent, The Bank of New York as documentation agent, and Wells Fargo Bank, National Association, as agent.
                (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the
                Commission on January 4, 2002).
           (r) Purchase Agreement, dated as of September 4, 2002, by and between the Company and CRA Real Estate Securities, L.P.
                (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the
                Commission on September 6, 2002).

           (s) Purchase Agreement, dated as of September 4, 2002, by and between the Company and Cohen & Steers Capital
                Management, Inc. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 6, 2002).
           (t) Purchase and Sale Agreement, dated as of September 9, 2002, by and between Keystone Property Trust and AEW Targeted
                Securities Fund, LP. (Incorporated by reference to
                Exhibit 10.1 filed with the Registrant's Current Report on
                Form 8-K filed with the Commission on September 10, 2002).
           (u) Contribution and Sale Agreement dated as of July 2, 2002 between Keystone Operating Partnership, L.P. and Nocha, LLC
                (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the
                Commission on December 27, 2002).
           (v)  Operating Agreement for Nocha, LLC dated as of December 13,
                2002 among Landmark Tri-State, Inc., Tri-State Landmark,
                LLC, Keystone Nocha Investor LLC and Keystone Operating
                Partnership, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on
                Form 8-K filed with the Commission on December 27, 2002).
           (w)  Purchase and Sale Agreement between Capital Lane Property
                Holding, L.P. and Capital Lane Property Holding II, L.P. and
                Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant's
                Current Report on Form 8-K filed with the Commission on February 10, 2003).
           (x) Limited Liability Partnership Agreement of KPJV, LLP, dated as of February 14, 2003, between BIT Investment Twenty
                Limited Partnership and Keystone KPJV, LP (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                Current Report on Form 8-K filed with the Commission on February 28, 2003).
           (y)  Agreement of Sale, dated as of March 1, 2002, between
                Interstate 78 Office Park, Ltd., Fin Associates Limited
                Partnership, New York Distribution Center, L.P., Raritan
                Building Associates Limited Partnership, 191 Talmadge Road
                Realty Holdings, L.P., Wedgewood Plaza, L.P., Carlstadt
                Building Realty Holdings, L.P. Carlstadt Associates, Ltd., and Keystone New Jersey Associates, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's
                Current Report on Form 8-K filed on March 27, 2003.)
           (z) Reinstatement and First Amendment to Agreement of Sale, dated as of August 28, 2002, between Interstate 78 Office
                Park, Ltd., Fin Associates Limited Partnership, New York
                Distribution Center, L.P., Raritan Building Associates
                Limited Partnership, 191 Talmadge Road Realty Holdings,
                L.P., Wedgewood Plaza, L.P., Carlstadt Building Realty
                Holdings, L.P., Carlstadt Associates, Ltd., and Keystone New
                Jersey Associates, LLC. (Incorporated by reference to
                Exhibit 10.2 filed with the Registrant's Current Report on
                Form 8-K filed on March 27, 2003.)
           (aa) Reinstatement and Second Amendment to Agreement of Sale, dated as of March 11, 2003, between Interstate 78 Office
                Park, Ltd., New York Distribution Center, L.P., Raritan
                Building Associates Limited Partnership, 191 Talmadge Road
                Realty Holdings, L.P., Carlstadt Building Realty Holdings,
                L.P., Carlstadt Associates, Ltd., Apollo Associates, Ltd.,
                Eastmans Road Associates, Ltd., Webro Associates, Ltd.,
                Oakland Building Associates, Ltd., and Keystone New Jersey
                Associates, LLC. (Incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on March 27, 2003.)
           (bb) Agreement of Sale dated as of August 28, 2003, between
                Kuller Road Realty Holdings, LLC and Keystone Operating
                Partnership, LP. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on March 27, 2003.

           (cc) Reinstatement and First Amendment to Agreement of Sale, dated as of March 11, 2003, between Kuller Road Realty
                Holdings, LLC and Keystone Operating Partnership, LP.
                (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 27,
                2003.)
           (dd) Arthur Andersen letter (Incorporated by reference to Exhibit 16.1 filed with the Registrant's Current Report on
                Form 8-K filed with the Commission on May 30, 2002).
       99       Letter to the Commission pursuant to Temporary Note 3T to
                Article 3 of Regulation S-X.
      99.1      Chief Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002. (1)
      99.2      Chief Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002. (1)
      99.3      Chief Executive Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002. (1)
      99.4      Chief Financial Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002. (1)
      99.5      Chief Accounting Officer Certification Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002. (1)

------------------------

(1) Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders of
Keystone Property Trust:

    We have audited the consolidated financial statements of Keystone Property Trust (a Maryland real estate investment trust) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone Property Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 2, the Company has adopted Statement of Financial Accounting Standard No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, as of January 1, 2002.

/s/ KPMG, LLP

Philadelphia, Pennsylvania
January 28, 2003

                            KEYSTONE PROPERTY TRUST

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                           ASSETS
INVESTMENT IN REAL ESTATE:
  Land and land improvements................................  $ 77,776   $120,372
  Buildings and improvements................................   411,396    634,447
  Assets held for sale......................................    85,622         --
  Development and construction-in-progress..................    54,123     61,966
  Investment in direct financing lease......................       486        840
                                                              --------   --------
                                                               629,403    817,625
  Less--Accumulated depreciation............................   (34,513)   (47,192)
  Accumulated depreciation--assets held for sale............    (4,919)        --
                                                              --------   --------
    Total accumulated depreciation..........................   (39,432)   (47,192)
                                                              --------   --------
  Equity method investments in real estate ventures.........    47,724     15,710
                                                              --------   --------
    Total investment in real estate, net....................   637,695    786,143
CASH AND CASH EQUIVALENTS...................................     1,891      1,975
RESTRICTED CASH AND CASH ESCROWS............................       886      5,251
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent
  receivable of
  $7,829 and $6,719 in 2002 and 2001, respectively, net of
  allowance for bad debts of $471 and $482
  in 2002 and 2001, respectively............................     8,104     11,046
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $1,135 and
  $1,487 in 2002 and 2001, respectively.....................     1,667      4,506
DEFERRED LEASING COSTS, net of accumulated amortization of
  $2,518 and
  $2,855 in 2002 and 2001, respectively.....................     4,813      6,948
EQUITY METHOD INVESTMENT IN MANAGEMENT COMPANY..............     5,900      6,153
OTHER ASSETS................................................     5,139      4,785
OTHER ASSETS HELD FOR SALE..................................     5,559         --
                                                              --------   --------
    Total assets............................................  $671,654   $826,807
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Mortgage notes payable and unsecured revolving credit
    facility, including unamortized
    premiums on assumed indebtedness of $154 and $1,989 in
    2002 and 2001, respectively.............................  $286,100   $435,136
  Liabilities related to assets held for sale, including
    mortgage notes payable of $39,696.......................    40,813         --
  Accounts payable..........................................     5,219      3,076
  Dividends and distributions payable.......................     1,079      1,648
  Accrued interest payable..................................       995      1,144
  Accrued expenses and other liabilities....................     9,407     10,807
  Deferred rent revenue.....................................     2,408      3,322
                                                              --------   --------
    Total liabilities.......................................   346,021    455,133
                                                              --------   --------
MINORITY INTEREST, 5,621,308 and 6,356,885 units outstanding
  in 2002 and 2001, respectively............................    31,658     48,303
CONVERTIBLE PREFERRED UNITS.................................    52,892     60,392
COMMITMENTS AND CONTINGENCIES...............................        --         --
SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock, Series A; $.001 par value;
    800,000 shares, authorized none issued and outstanding
    in 2002 and 800,000 issued and outstanding in 2001,
    liquidation preference of $20,000.......................        --          1
  Convertible Preferred Stock, Series C; $.001 par value;
    800,000 shares, authorized 600,000 issued and
    outstanding in 2002 and 800,000 issued and outstanding
    in 2001; liquidation preference of $15,000 and $20,000
    in 2002 and 2001, respectively..........................         1          1
  Common Shares, $.001 par value; 59,200,000 authorized;
    21,355,609 and 18,397,625 shares issued and outstanding
    in 2002 and 2001, respectively..........................        21         18
  Additional paid-in capital................................   297,957    282,503
  Loans to executives and employees to purchase Common
    Shares..................................................    (4,521)    (5,191)
  Deferred compensation.....................................    (2,173)        --
  Cumulative net income.....................................    24,063     35,061
  Cumulative distributions..................................   (74,265)   (49,414)
                                                              --------   --------
    Total shareholders' equity..............................   241,083    262,979
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $671,654   $826,807
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            KEYSTONE PROPERTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUE:
  Rents.....................................................  $ 83,067   $ 92,370   $105,135
  Reimbursement revenue and other income....................    13,434     14,200     14,852
                                                              --------   --------   --------
    Total revenue...........................................    96,501    106,570    119,987
                                                              --------   --------   --------
OPERATING EXPENSES:
  Property operating expenses...............................     7,739      8,653     10,388
  Real estate taxes.........................................     9,989      9,567     10,779
  General and administrative................................     9,094      8,660      8,001
  Employee termination costs................................       930         --         --
  Depreciation and amortization.............................    19,978     23,938     20,526
  Interest expense..........................................    24,252     33,373     45,237
                                                              --------   --------   --------
    Total operating expenses................................    71,982     84,191     94,931
                                                              --------   --------   --------
(Loss) income before equity in income (losses) from equity
  method investments and
  (losses) gains on sales and impairment charges of
  assets....................................................    24,519     22,379     25,056
Equity in income (losses) from equity method investments....       899      1,123        (73)
(Losses) gains on sales of assets...........................   (31,322)     9,142    (11,194)
                                                              --------   --------   --------
(Loss) income before distributions to preferred unitholders, minority interest of
  unitholders in Operating Partnership and extraordinary
  item......................................................    (5,904)    32,644     13,789
Distributions to preferred unitholders......................    (5,585)    (7,057)    (6,875)
Minority interest of unitholders in Operating Partnership...     3,492     (5,062)      (251)
                                                              --------   --------   --------
(Loss) income from continuing operations....................    (7,997)    20,525      6,663
Discontinued operations:
  Income from discontinued operations.......................       323        989        534
  Gain on disposition of discontinued operations............       871         --         --
  Minority interest.........................................      (294)      (331)      (257)
                                                              --------   --------   --------
                                                                   900        658        277
                                                              --------   --------   --------
Extraordinary item--loss on early retirement of debt........      (863)    (2,274)        --
                                                              --------   --------   --------
NET (LOSS) INCOME...........................................    (7,960)    18,909      6,940
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS..................    (3,038)    (5,035)    (6,373)
                                                              --------   --------   --------
NET (LOSS) INCOME ALLOCATED TO COMMON SHAREHOLDERS..........  $(10,998)  $ 13,874   $    567
                                                              ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE--BASIC:
  (Loss) income from continuing operations per Common
    Share...................................................  $  (0.58)  $   1.01   $   0.03
  Extraordinary item........................................     (0.03)     (0.10)        --
  Discontinued operations...................................      0.05       0.05       0.03
                                                              --------   --------   --------
  (Loss) income per Common Share--Basic.....................  $  (0.56)  $   0.96   $   0.06
                                                              ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE--DILUTED:
  (Loss) income from continuing operations per Common
    Share...................................................  $  (0.58)  $   0.98   $   0.03
  Extraordinary item........................................     (0.03)     (0.11)        --
  Discontinued operations...................................      0.05       0.03       0.03
                                                              --------   --------   --------
  (Loss) income per Common Share--Diluted...................  $  (0.56)  $   0.90   $   0.06
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            KEYSTONE PROPERTY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                2002       2001        2000
                                                              --------   ---------   --------
OPERATING ACTIVITIES:
  Net income (loss) allocated to common shareholders........  $(10,998)  $  13,874   $    567
  Adjustments to reconcile net income allocated to common
    shareholders to net cash provided by operating
    activities:
    Depreciation and amortization...........................    20,354      24,520     21,128
    Amortization of deferred financing costs................     1,071       1,789      1,798
    Amortization of debt premiums...........................      (606)       (864)      (659)
    Amortization of deferred compensation costs and loan
     forgiveness on
      executive stock loans.................................     1,467         710        761
    Loss (gains) on sales and impairment charges of
     assets.................................................    31,856      (9,142)    11,194
    Bad debt provision......................................        --         232        250
    Extraordinary loss on early debt extinguishment.........       863       1,047         --
    Straight-line rental income.............................    (3,476)     (2,881)    (3,674)
    Decrease in investment in direct financing lease........       354         374        246
    Equity in (income) losses from equity method
     investments............................................      (899)     (1,123)        73
    Common Shares issued for trustees compensation..........        --         230         --
    Income allocated to preferred shareholders and preferred
     unitholders............................................     8,623      12,092     13,248
    Minority interest.......................................    (3,198)      5,393        508
    Cash provided by (used in):
      Accounts receivable...................................       634          41       (145)
      Other assets..........................................    (3,070)        881     (2,940)
      Accounts payable, accrued expenses and other
       liabilities..........................................     2,991      (2,911)     1,491
      Deferred rent revenue.................................      (807)      1,373       (759)
                                                              --------   ---------   --------
          Net cash provided by operating activities.........    45,159      45,635     43,087
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
  Properties and joint venture interests acquired...........   (45,225)   (102,493)   (78,329)
  Restricted cash...........................................     4,365       1,730     (3,127)
  Advances and capital contributions to equity method
    investments.............................................    (6,072)     (8,897)    (1,564)
  Distributions from equity method investments..............     1,941       1,863         --
  Development and construction in progress expenditures.....   (12,833)    (25,283)   (21,621)
  Capital expenditures and tenant improvements..............    (3,026)     (3,707)    (4,360)
  Payment of leasing commissions............................    (6,613)     (4,075)    (3,017)
  Proceeds from sales of assets, net........................    67,893     157,770     49,372
                                                              --------   ---------   --------
          Net cash provided by (used in) investing
             activities.....................................       430      16,908    (62,646)
                                                              --------   ---------   --------
  FINANCING ACTIVITIES:
  Issuances of Common Shares for stock options exercised....       352          --         --
  Issuances of Common Shares and Convertible Preferred
    Stock, net of issuance costs............................    31,498     122,722      1,361
  Dividends paid on Common Shares...........................   (24,851)    (16,781)   (14,345)
  Distributions paid on Convertible Preferred Stock and
    Convertible Preferred Units.............................    (9,193)    (12,742)   (13,368)
  Distributions paid on OP Units............................    (7,958)     (8,866)    (9,190)
  Proceeds from mortgage notes payable......................    14,772      34,975    114,498
  Repayment of mortgage notes payable.......................   (21,510)    (78,952)   (21,651)
  Redemption of Redeemable Preferred Stock..................        --          --    (19,903)
  Payments of deferred financing costs and costs associated
    with early debt extinguishment..........................      (283)     (2,819)    (1,266)
  Repurchase of Common Shares, OP Units, Preferred Shares
    and Preferred Units.....................................   (33,000)    (69,845)        --
  Net borrowings (repayments) under Credit Facility.........     4,500     (31,928)   (17,053)
                                                              --------   ---------   --------
    Net cash (used in) provided by financing activities.....   (45,673)    (64,236)    19,083
                                                              --------   ---------   --------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.................       (84)     (1,693)      (476)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     1,975       3,668      4,144
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  1,891   $   1,975   $  3,668
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest (net of capitalized
       interest)............................................  $ 22,010   $  34,392   $ 48,240
                                                              ========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            KEYSTONE PROPERTY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                              LOANS TO
                                                                                                             EXECUTIVES
                                                                                                                 AND
                                                                                                              EMPLOYEES
                                        PREFERRED STOCK          COMMON SHARES                  ADDITIONAL   TO PURCHASE
                                     ---------------------   ---------------------               PAID-IN       COMMON
                                       SHARES      AMOUNT      SHARES      AMOUNT    WARRANTS    CAPITAL       SHARES
                                     ----------   --------   ----------   --------   --------   ----------   -----------
BALANCES, JANUARY 1, 2000..........   3,200,000     $ 3       8,906,943     $  9      $ 125      $185,079      $(1,536)
Net Income.........................          --      --              --       --         --            --           --
Distributions to preferred
  stockholders.....................          --      --              --       --         --            --           --
Distributions paid ($1.21 per
  share)...........................          --      --              --       --         --            --           --
Common Shares issued, net of $125
  in issuance costs................          --      --         102,511       --         --         1,361           --
Common Shares issued for OP Unit
  conversions......................          --      --         101,215       --         --         1,262           --
Loans to executive officers and
  employees to purchase Common
  Shares...........................          --      --         211,660       --         --         2,717       (2,717)
Restricted Shares forfeited........          --      --          (1,033)      --         --           (20)          --
Adjustment for minority interest of
  unitholders in Operating
  Partnership
  at dates of capital
  transactions.....................          --      --              --       --         --        11,571           --
Conversion of Convertible Preferred
  Stock to Redeemable Preferred
  Stock............................    (796,129)     --              --       --         --       (19,903)          --
Amortization of restricted share
  grants and forgiveness of
  executive loans..................          --      --              --       --         --            --          479
Conversion of Warrants to OP Units
  in Operating Partnership.........          --      --              --       --       (125)           --           --
                                     ----------     ---      ----------     ----      -----      --------      -------
BALANCES, DECEMBER 31, 2000........   2,403,871     $ 3       9,321,296     $  9      $  --      $182,067      $(3,774)
                                     ==========     ===      ==========     ====      =====      ========      =======
Net income.........................          --      --              --       --         --            --           --
Distributions to preferred
  stockholders.....................          --      --              --       --         --            --           --
Distributions paid ($1.26 per
  share)...........................          --      --              --       --         --            --           --
Common Shares issued, net of $7,753
  of issuance costs................          --      --      10,375,000       10         --       122,722           --
Preferred Stock redeemed for Common
  Shares...........................    (803,871)     (1)      1,256,048        1         --            --           --
Preferred OP Units redeemed for
  Common Shares....................          --      --       1,243,952        1         --            --           --
Common Shares issued for OP Unit
  conversions......................          --      --         595,129        1         --         7,848           --
Loans to executive officers and
  employees to purchase Common
  Shares...........................          --      --         156,256       --         --         2,004       (2,004)
Adjustment for minority interest of
  unitholders in Operating
  Partnership
  at dates of capital
  transactions.....................          --      --              --       --         --         8,431           --
Amortization of restricted share
  grants and forgiveness of
  executive loans..................          --      --              --       --         --            --          587
Common Shares issued as
  compensation to trustees.........          --      --          18,415       --         --           230           --
Repurchase of Common Shares........          --      --      (4,568,471)      (4)        --       (40,799)          --
                                     ----------     ---      ----------     ----      -----      --------      -------
BALANCES, DECEMBER 31, 2001........   1,600,000     $ 2      18,397,625     $ 18      $  --      $282,503      $(5,191)
                                     ==========     ===      ==========     ====      =====      ========      =======
Net loss...........................          --      --              --       --         --            --           --
Distributions to preferred
  stockholders.....................          --      --              --       --         --            --           --
Distributions paid ($1.29 per
  share)...........................          --      --              --       --         --            --           --
Common Shares issued, net of $1,331
  of issuance costs................          --      --       2,000,000        2         --        31,498           --
Common Shares issued for OP Unit
  conversions......................          --      --         735,575        1         --        11,672           --
Loans to executive officers and
  employees to purchase Common
  Shares...........................          --      --           7,503       --         --           100         (100)
Adjustment for minority interest of
  unitholders in Operating
  Partnership
  at dates of capital
  transactions.....................          --      --              --       --         --        (4,728)          --
Amortization of restricted share
  grants and forgiveness of
  executive loans..................          --      --              --       --         --            --          586
Common Shares issued as
  compensation to trustees.........          --      --          17,121       --         --           232           --
Repurchase of Common Shares........          --      --        (173,423)      --         --        (2,861)          --
Options exercised..................          --      --         188,414       --         --         2,585           --
Issuances of restricted share
  grants...........................          --      --         205,288       --         --         2,755           --
Forfeiture of restricted share
  grants...........................          --      --         (16,793)      --         --          (220)          --
Repurchase of unvested restricted
  shares...........................          --      --          (5,701)      --         --           (80)          --
Loans from executive officers and
  employees........................          --      --              --       --         --            --          875
Repurchase of loans to executive
  officers.........................          --      --              --       --         --            --         (691)
Repurchase of Preferred Shares.....  (1,000,000)     (1)             --       --         --       (25,499)          --
                                     ----------     ---      ----------     ----      -----      --------      -------
BALANCES, DECEMBER 31, 2002........     600,000     $ 1      21,355,609     $ 21      $  --      $297,957      $(4,521)
                                     ==========     ===      ==========     ====      =====      ========      =======


                                                      RETAINED
                                                     EARNINGS/        TOTAL
                                       DEFERRED     (ACCUMULATED   SHAREHOLDERS
                                     COMPENSATION     DEFICIT)        EQUITY
                                     ------------   ------------   ------------
BALANCES, JANUARY 1, 2000..........    $  (282)       $  2,332       $185,730
Net Income.........................         --           6,940          6,940
Distributions to preferred
  stockholders.....................         --          (6,373)        (6,373)
Distributions paid ($1.21 per
  share)...........................         --         (14,345)       (14,345)
Common Shares issued, net of $125
  in issuance costs................         --              --          1,361
Common Shares issued for OP Unit
  conversions......................         --              --          1,262
Loans to executive officers and
  employees to purchase Common
  Shares...........................         --              --             --
Restricted Shares forfeited........         --              --            (20)
Adjustment for minority interest of
  unitholders in Operating
  Partnership
  at dates of capital
  transactions.....................         --              --         11,571
Conversion of Convertible Preferred
  Stock to Redeemable Preferred
  Stock............................         --              --        (19,903)
Amortization of restricted share
  grants and forgiveness of
  executive loans..................        282              --            761
Conversion of Warrants to OP Units
  in Operating Partnership.........         --              --           (125)
                                       -------        --------       --------
BALANCES, DECEMBER 31, 2000........    $    --        $(11,446)      $166,859
                                       =======        ========       ========
Net income.........................         --          18,909         18,909
Distributions to preferred
  stockholders.....................         --          (5,035)        (5,035)
Distributions paid ($1.26 per
  share)...........................         --         (16,781)       (16,781)
Common Shares issued, net of $7,753
  of issuance costs................         --              --        122,732
Preferred Stock redeemed for Common
  Shares...........................         --              --             --
Preferred OP Units redeemed for
  Common Shares....................         --              --              1
Common Shares issued for OP Unit
  conversions......................         --              --          7,849
Loans to executive officers and
  employees to purchase Common
  Shares...........................         --              --             --
Adjustment for minority interest of
  unitholders in Operating
  Partnership
  at dates of capital
  transactions.....................         --              --          8,431
Amortization of restricted share
  grants and forgiveness of
  executive loans..................         --              --            587
Common Shares issued as
  compensation to trustees.........         --              --            230
Repurchase of Common Shares........         --              --        (40,803)
                                       -------        --------       --------
BALANCES, DECEMBER 31, 2001........    $    --        $(14,353)      $262,979
                                       =======        ========       ========
Net loss...........................         --          (7,960)        (7,960)
Distributions to preferred
  stockholders.....................         --          (3,038)        (3,038)
Distributions paid ($1.29 per
  share)...........................         --         (24,851)       (24,851)
Common Shares issued, net of $1,331
  of issuance costs................         --              --         31,500
Common Shares issued for OP Unit
  conversions......................         --              --         11,673
Loans to executive officers and
  employees to purchase Common
  Shares...........................         --              --             --
Adjustment for minority interest of
  unitholders in Operating
  Partnership
  at dates of capital
  transactions.....................         --              --         (4,728)
Amortization of restricted share
  grants and forgiveness of
  executive loans..................        347              --            933
Common Shares issued as
  compensation to trustees.........         --              --            232
Repurchase of Common Shares........         --              --         (2,861)
Options exercised..................         --              --          2,585
Issuances of restricted share
  grants...........................     (2,755)             --             --
Forfeiture of restricted share
  grants...........................        220              --             --
Repurchase of unvested restricted
  shares...........................         15              --            (65)
Loans from executive officers and
  employees........................         --              --            875
Repurchase of loans to executive
  officers.........................         --              --           (691)
Repurchase of Preferred Shares.....         --              --        (25,500)
                                       -------        --------       --------
BALANCES, DECEMBER 31, 2002........    $(2,173)       $(50,202)      $241,083
                                       =======        ========       ========

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

    The majority of the Company's properties are owned by Keystone Operating Partnership, L.P. (the "Operating Partnership"). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the "Management Company"), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of December 31, 2002, the Company owned interests in 91 industrial properties and one office property aggregating approximately 19.9 million square feet and an investment in a direct financing lease (the "Properties"), with 12 of the Properties being owned through joint venture entities. The Properties are located in Central Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio and Greenville, South Carolina and had an overall physical occupancy of 93.0% as of December 31, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 74% and 70% at December 31, 2002 and 2001, respectively. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    INVESTMENT IN REAL ESTATE

    Investment in real estate is recorded at cost and depreciated over the estimated useful lives of the related assets. Expenditures for additions, renewals and betterments which extend the useful life of the

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) properties are capitalized. Routine maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

                                                                 YEARS
                                                              -----------
Buildings and improvements..................................       10-35
Land improvements...........................................          15
Tenant improvements and intangible leasehold assets.........  Applicable
                                                              Lease Term

    Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $17.6 million, $22.3 million, and $19.7 million, respectively.

    The Company has an investment in a direct financing lease. The net investment in this lease was $486,000 and $840,000 for 2002 and 2001, respectively, which consists of the gross book value of this investment of $525,000 and $1,050,000, net of unearned income of $39,000 and $210,000, respectively. The unearned income is amortized over the lease term as annual rent payments are collected in order to produce a constant periodic rate of return on the net investment in this lease.

    On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 retains SFAS 121's fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This Statement requires that, subsequent to January 1, 2002, the operations related to properties that have been sold or classified as held for sale be presented as discontinued operations in the statement of operations for all periods presented except for properties in which the Company will have significant continuing involvement.

    In 2002, the Company adopted SFAS No. 141, "Business Combinations"
("SFAS 141"). This Statement addresses financial accounting and reporting for business combinations. SFAS 141 describes the recognition and measurement of assets acquired and liabilities assumed or incurred as a result of a business combination or acquisition transaction. The Company recognizes an intangible asset for the origination value of the in place leases acquired as of the acquisition date and the related asset is amortized over the life of the related lease. The Company has also recorded an asset or liability related to the market value of in place leases acquired and this asset or liability will be amortized to rental revenue over the life of the related leases.

    As of December 31, 2002, the Company had negotiated a joint venture agreement with the Mercantile Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust ("AFL-CIO") to form a joint venture to own industrial warehouse properties (the "BIT JV"). The Company expected to sell six properties and contribute two properties at a fair value of approximately
$90.3 million to the BIT JV. Accordingly, the Company classified these assets as held for sale in the

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) fourth quarter of 2002, in accordance with SFAS 144, and expects to recognize a gain on sale upon consummation of this transaction. These assets will not be reported as discontinued operations since the Company is retaining an equity method investment in the BIT JV. The Company will report its continuing investment in accordance with the equity method of accounting. See Note 14.

    The Company recorded a $1.4 million provision for asset impairment for one of its New York office properties in the second quarter of 2002. This property was sold in July 2002 for approximately $7.0 million and the $1.4 million charge (see Note 3) was reclassified to discontinued operations in the third quarter. During the third quarter of 2002, the Company recorded a $30.2 million provision, which was reclassified to (losses) gains on sales of assets in the fourth quarter of 2002, for asset impairment for 19 office properties and 15 industrial properties totaling 3.9 million square feet located in New York, Ohio and Pennsylvania (the "New York Office Portfolio") which were placed under a definitive contract during the third quarter. The New York Office Portfolio was disposed of on December 13, 2002, and upon disposition, the Company recognized an additional loss of approximately $946,000. The New York Office Portfolio was not reported as discontinued operations due to the Company retaining a preferred equity investment in the entity which acquired these assets. The Company will report its continuing investment in accordance with the equity method of accounting.

    During the first quarter of 2001, the Company ceased marketing of certain properties aggregating approximately $79 million in net book value previously accounting for as assets held for sale and placed these assets back into service as assets held for investment. The Company recorded a cumulative adjustment during the first quarter of 2001 of approximately $2.7 million to catch-up depreciation expense on these assets for the period these assets were classified as assets held for sale.

    CAPITALIZATION POLICY

    The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During 2002, 2001 and 2000, the Company capitalized $4.0 million, $3.3 million, and $2.4 million, of interest costs for construction and development in progress which includes $563,000, $763,000 and $11,000 that relates to interest funded through construction loans for the year, respectively. In 2002, 2001 and 2000, the Company capitalized $2.5 million, $2.4 million and $1.5 million, respectively, of payroll costs for construction and development in progress.

    EQUITY METHOD INVESTMENTS

    The equity method of accounting is used to account for the Company's non-controlling interest in 100% of the non-voting preferred stock of the Management Company, the Company's 50% non-controlling interest in 4 Points Associates, LLC ("4 Points"), which was formed to develop and own a 796,224 square foot distribution facility in Indianapolis, Indiana, and the Company's 20% non-controlling investment in Keystone New Jersey Associates, LLC, a joint venture with CalEast Industrial Investors LLC (the "CalEast JV").

    CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

    For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) represents amounts in escrow for payment of property taxes, insurance or capital improvements, as required by the Company's lenders and amounts held in escrow for 1031 exchange transactions not yet consummated.

    DEFERRED FINANCING AND LEASING COSTS

    Deferred financing costs are amortized on a straight-line basis over the life of the related mortgage loans which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations and was $1.1 million, $1.8 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred leasing costs, which include direct and indirect costs associated with the rental of the Company's properties, are amortized on a straight-line basis over the term of the related leases. Amortization expense for deferred leasing costs was $2.2 million, $2.0 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair values of non-real estate assets and payables approximate their carrying amount due to their short-term nature. The estimated fair value of our fixed rate mortgages payable at December 31, 2002 and 2001 was approximately $201.0 million and $332.1 million, respectively. The estimated fair value is based on the borrowing rates available to the Company for fixed rate mortgages payable with similar terms and average maturities. The Company's variable rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets. Although management is not aware of any factors that would significantly affect these fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

    ALLOCATIONS OF INCOME AND LOSSES

    Net income and losses of the Operating Partnership after distributions to preferred unitholders are allocated to the Company and limited partners in accordance with their respective ownership interests in accordance with the terms of the amended and restated limited partnership agreement. The Company's ownership interest in the Operating Partnership was approximately 74%, 70% and 52% and the limited partners' ownership interest was approximately 26%, 30% and 48% at December 31, 2002, 2001 and 2000, respectively.

    REVENUE RECOGNITION

    Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company may enter into agreements for derivative financial instruments in order to mitigate the Company's exposure to fluctuations in interest rates on existing debt and for anticipated financing

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) transactions. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, the Company will recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges will be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item affects earnings. If the change in fair value or cash flows of a derivative designated as a hedge is not effectively offset, as defined, by the change in value or cash flows of the item it is hedging, this difference will be immediately recognized in earnings. The Company had no investments in derivative financial instruments in 2002, 2001 and 2000.

    INCOME TAXES AND OTHER

    The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code as of 1986, as amended (the "Code") and applicable Treasury Regulations, commencing with its taxable year ended December 31, 1993. The Company believes that it is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Code.

    A REIT is generally not subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders as the REIT provisions of the Code generally allow a REIT to deduct dividends paid to its shareholders to the extent it distributes annually at least 90% of its taxable income and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax at regular corporate rates on its taxable income. The Company and certain of its subsidiaries are subject to certain state and local taxes. The provision for these taxes has been reflected in general and administrative expense in the accompanying financial statements. The Management Company is subject to federal, state and local taxes on its income as it is organized as a "C" corporation reporting as a taxable REIT subsidiary.

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A summary of the tax characteristics of the Company's distributions for the three years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2002          2001          2000
                                                                  --------      --------      --------
    COMMON SHARE DISTRIBUTIONS
    Total distributions paid per share......................       $ 1.29       $  1.26       $  1.21
    Percent taxable as ordinary income......................        41.89%        59.21%        79.01%
    Percent non-taxable return of capital...................        55.37%        15.60%        20.99%
    Percent taxable as long term capital gain(1)............         0.21%         4.41%         0.00%
    Percent taxable as unrecaptured Section 1250 gain.......         2.53%        20.78%         0.00%
    Classified as ordinary income--per share................       $0.540       $ 0.746       $ 0.956
    Classified as return of capital--per share..............       $0.714       $ 0.196       $ 0.254
    Classified as long term capital gain--per share.........       $0.004       $ 0.056       $    --
    Classified as unrecaptured Section 1250 gain--per
      share.................................................       $0.320       $ 0.262       $    --

    PREFERRED SHARE AND PREFERRED UNIT DISTRIBUTIONS

    Distributions declared (in 000's).......................       $8,623       $12,092       $13,248

    The following reconciles net income (loss) allocated to common shareholders to taxable income allocated to common shareholders for the years ended
December 31, 2002, 2001 and 2000 (in 000's):

                                                              2002(2)      2001       2000
                                                              --------   --------   --------
    Net income (loss) allocated to common shareholders......  $(10,998)  $13,874    $   567

    BOOK/TAX INCOME DIFFERENCES
    Book depreciation and amortization......................    15,050    16,330     11,620
    Tax depreciation and amortization.......................   (13,859)  (13,227)   (11,712)
    (Income) Loss from equity method investments............        84      (282)        40
    (Gain) loss on asset sales..............................    22,305    (2,840)     6,253
    Compensation expense....................................       702       265        261
    Straight line rent income...............................    (2,570)   (1,918)    (2,021)
    Preferred Stock distributions...........................       163      (888)      (773)
    Other(3)................................................     3,393     1,562        407
                                                              --------   -------    -------
    Taxable income allocated to common shareholders.........  $ 14,270   $12,876    $ 4,642
                                                              ========   =======    =======

------------------------

(1) The Company reported that 100% of the long-term capital gain for 2001 is a qualified five year gain.

(2) Amounts are estimated.

(3) Primarily due to differences in rental income.

    There are differences in the Company's bases of assets and liabilities, specifically relating to minority interests, between those used in financial reporting and the tax basis used for annual federal and state income tax returns. The net federal tax basis of the Company's real estate investments at December 31, 2002 and 2001 was approximately $479.5 million and $651.9 million, respectively.

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to or in excess of the market price of the underlying Common Shares on the date of grant. Accordingly, no compensation cost has yet been recognized for the Company's stock option plans. Awards of stock and restricted stock are expensed as compensation on a current basis over the benefit period.

    In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement
No. 123." The Company is required to adopt SFAS 148 for fiscal years ending after December 15, 2002. The Company has modified the disclosures for stock-based compensation to reflect the additional requirements of this statement. On January 1, 2003, the Company will adopt the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation," utilizing the prospective transition method for all employee awards granted, modified or settled after January 1, 2003. The adoption of SFAS 148 will not have a material impact on our financial condition or results of operations.

    For the period covered by the accompanying consolidated financial statements, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. With respect to options granted under the Plan, no stock-based employee compensation expense is reflected in the accompanying consolidated statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market price of the underlying Common Shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   2002           2001           2000
                                                                 --------       --------       --------
Net Income as reported....................................       $(10,998)      $13,874        $    567
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects.........            933           587             761
Deduct: Total stock-based employee compensation expense
  determined under fair value method for all awards, net
  of related tax effects..................................         (1,365)         (918)         (1,041)
Minority interest of Unitholders in Operating
  Parnership..............................................            104            93             119
                                                                 --------       -------        --------
Pro forma net income......................................       $(11,326)      $13,636        $    406
                                                                 ========       =======        ========
EARNINGS PER SHARE:
Basic-as reported.........................................       $  (0.56)      $  0.96        $   0.06
                                                                 ========       =======        ========
Basic-pro forma...........................................       $  (0.58)      $  0.94        $   0.04
                                                                 ========       =======        ========
Diluted-as reported.......................................       $  (0.56)      $  0.90        $   0.06
                                                                 ========       =======        ========
Diluted-pro forma.........................................       $  (0.58)      $  0.89        $   0.04
                                                                 ========       =======        ========

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The proforma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                                2002            2001            2000
                                                              ---------       ---------       ---------
Weighted average risk-free interest rate...............             5.4%            5.8%             --
Weighted average dividend yield........................             8.7%            9.0%             --
Weighted average volatility............................            29.2%           29.0%             --
Weighted average expected option life..................       5.0 years       7.0 years              --

    RECLASSIFICATIONS

    Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified in order to conform with the presentation in the 2002 consolidated financial statements.

    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In April and June 2002, the FASB issued Financial Accounting Standards Nos. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), and 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has historically incurred these costs and expects it will continue to incur these costs as it refinances term debt prior to its maturity. The Company will adopt SFAS 145 effective January 1, 2003 and will reclassify its previously reported extraordinary items related to debt extinguishment as interest expense. SFAS 146 addresses financial accounting and reporting for exit and disposal costs. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS 146 will not be material to the Company's financial condition or results of operations.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others." This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantors' financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 15, 2002. In the normal course of business, the Company has guaranteed certain indebtedness of others, and these guarantees have been historically disclosed by the Company. The impact of adoption of the recognition provisions is not material to the Company's financial condition or results of operations as the Company historically has provided guarantees on a limited basis. See Notes 4, 7 and 11.

    On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as an interpretation of ARB No. 51 that requires that variable interest entities be consolidated in the financial statements of the primary beneficiary and disclosed for all holders of a significant variable interest entity. The interpretation is effective immediately for all variable interest entities created after January 31, 2003. For publicly traded companies, consolidation of the variable interest entities created before February 1, 2003 is effective as of the beginning of the first interim or

                            KEYSTONE PROPERTY TRUST

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) annual reporting period beginning after June 15, 2003. Based on FIN 46, it is likely that the Company will consolidate the Management Company as a result of this Interpretation in 2003. The Company has initially reviewed and is continuing to review whether any of its other investments in unconsolidated affiliates (See Note 4) are variable interest entities under this Interpretation as of December 31, 2002. As a result of its initial review the Company believes that the impact of adopting this Interpretation will not be material to its financial condition or consolidated results of operations.

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS

    2002 TRANSACTIONS

ACQUISITIONS

    During 2002, the Company acquired three industrial properties located in Pennsylvania aggregating 1.1 million square feet and 34 acres of land in New Jersey and Pennsylvania for an aggregate purchase price of approximately $44.3 million.

DISPOSITIONS

    On December 13, 2002, the Company disposed of its New York office and industrial portfolio and other industrial properties for $178.3 million in a sale to Nocha, LLC and recorded a $31.1 million loss on this sale. The disposition consisted of 34 properties totaling 3.9 million square feet, which included 19 office properties (1.3 million square feet) and 15 industrial properties (2.6 million square feet). Of the 3.9 million square feet disposed, over 2.5 million square feet consists of 29 non-core office and industrial properties located in Albany, Syracuse, and Rochester markets of New York State. Additionally, five other industrial assets were disposed of as part of the portfolio including 433,500 square feet in Central Ohio and 906,062 square feet in Pennsylvania. Total consideration for this disposition was approximately $178.3 million, of Nocha, LLC assumed approximately $106 million of fixed rate mortgage debt with an average interest rate of 7.68%, which included
$92 million of conduit financing, and approximately $7.8 million of mortgage debt which was repaid by Nocha, LLC simultaneously with the closing of the sale. The Company recorded a loss of $31.1 million as a result of this sale. The Company also repaid approximately $17.5 million of variable rate debt under the Company's $125 million unsecured revolving credit facility with the proceeds of the disposition. Approximately $17.2 million of net proceeds were deposited into 1031 exchange cash accounts to fund possible future acquisitions. The remaining net proceeds were used to pay closing costs of the transaction. The Company retained a $27 million preferred equity investment in the portfolio, which earns an 11% preferred return, and accounts for this investment on the equity method.

                            KEYSTONE PROPERTY TRUST

3.  ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS (CONTINUED)

    In the third quarter of 2002, the Company sold four industrial properties and one office property which aggregated 399,279 square feet and 66,000 square feet, respectively, for an aggregate selling price of $23.7 million for a net gain of $1.1 million. As a result of these sales, these properties were reported as discontinued operations in the Statement of Operations for all periods presented.

ASSETS HELD FOR SALE

    The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of distribution and the assets are available for sale in their present condition subject only to terms that are usual and customary for sales of such assets. Management also evaluates the applicable criteria to determine when actions required to complete the plan are reasonable and that a sale within one year is probable. The Company reports its assets held for sale at the lower of carrying value or fair value less the cost to sell the related asset.

    As of December 31, 2002, the Company had negotiated, and its Board of Trustees had approved, a joint venture agreement with the AFL-CIO to form the BIT JV. The Company expected to sell six properties and contribute two properties at a fair value of approximately $90.3 million to the BIT JV in 2003. Accordingly, the Company classified these assets as held for sale in the fourth quarter of 2002, in accordance with SFAS 144. These assets will not be reported as discontinued operations since the Company is retaining an equity method investment in the BIT JV. This transaction closed in February 2003.

    The following are the assets and liabilities of properties held for sale as of December 31, 2002 (dollars in thousands):

                                                              DECEMBER 31, 2002
                                                              -----------------
Real estate assets held for sale, at cost...................       $85,622
Accumulated depreciation--assets held for sale..............         4,919
                                                                   -------
Total real estate held for sale, net........................        80,703
                                                                   -------
Accounts receivable, net....................................         3,216
Other assets................................................         2,343
                                                                   -------
Total other assets held for sale............................         5,559
                                                                   -------
Total assets held for sale..................................       $86,262
                                                                   =======
Secured debt, including unamortized debt premiums...........       $39,696
Other liabilities...........................................         1,117
                                                                   -------
Total liabilities related to assets held for sale...........       $40,813
                                                                   =======

DISCONTINUED OPERATIONS

    The Company reported income from discontinued operations relating to five properties that were sold in the third quarter of 2002. Income from discontinued operations includes interest expense directly related to the debt assumed by the buyer or debt repaid by the Company as a result of the

                            KEYSTONE PROPERTY TRUST

3. ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS (CONTINUED) properties sold and excludes any other consolidated interest expense. The following table summarizes information for the properties sold in the third quarter of 2002.

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
Revenue...........................................  $ 2,898    $ 3,135    $ 3,102
Property operating expenses.......................     (331)      (598)      (637)
Interest expense..................................     (456)      (967)    (1,329)
Depreciation and amortization expense.............     (388)      (581)      (602)
Gain on disposition of discontinued operations....      871         --         --
Provision for asset impairment....................   (1,400)        --         --
Minority interest.................................     (294)      (331)      (257)
                                                    -------    -------    -------
Income from discontinued operations...............  $   900    $   658    $   277
                                                    =======    =======    =======

    The following unaudited pro forma financial information of the Company for the years ended December 31, 2002 and 2001 gives effect to the properties acquired and sold through December 31, 2002 as if these purchases and sales had occurred on January 1, 2001.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
UNAUDITED                                                       2002          2001
---------                                                     --------      --------
                                                              (IN 000'S, EXCEPT FOR
                                                                 PER SHARE DATA)
Pro forma total revenue.....................................  $67,994       $75,005
Pro forma net (loss) income allocated to Common Shares......  $10,135       $ 5,531
Pro forma net income per Common Share--Basic................  $  0.52       $  0.38
Pro forma net income per Common Share--Diluted..............  $  0.52       $  0.36

    2001 TRANSACTIONS

    During 2001, the Company acquired 14 industrial properties in Pennsylvania, 50 acres of land in New Jersey, and a joint venture partner's 50% interest in an 796,224 square foot industrial property in Indianapolis, Indiana (See Note 4), which aggregated 2.9 million square feet, for an aggregate cash purchase price of $102.5 million, which was funded through $53.6 million of mortgage financing and $48.9 million of cash generated primarily from property sales.

    In 2001, the Company disposed of 27 industrial and office properties located in New Jersey, Pennsylvania, and South Carolina totaling approximately
4.3 million square feet, including seven industrial properties aggregating
2.1 million square feet sold or contributed to the CalEast JV (See Note 4), for an aggregate net amount of approximately $269.7 million which resulted in an aggregate gain of $11.0 million and aggregate losses of $1.9 million and a net aggregate gain of $9.1 million. The consideration for these dispositions consisted of $158.0 million in cash payments, $104.6 million in debt which was assumed by the purchasers and, in connection with one of the dispositions during 2001, the Company received as partial consideration a $2.0 million note which accrues interest at 10% and matures in 2004.

                            KEYSTONE PROPERTY TRUST

3.  ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE INVESTMENTS (CONTINUED)
    The following unaudited pro forma financial information of the Company for the years ended December 31, 2001 and 2000 gives effect to the properties acquired and sold in 2001 as if the purchases and sales had occurred on January 1, 2000.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
UNAUDITED                                                       2001          2000
---------                                                     --------      --------
                                                              (IN 000'S, EXCEPT FOR
                                                                 PER SHARE DATA)
Pro forma total revenue.....................................  $97,904       $96,333
Pro forma net income allocated to Common Shares.............  $ 9,331       $ 1,204
Pro forma net income per Common Share -- Basic..............  $  0.64       $  0.13
Pro forma net income per Common Share -- Diluted............  $  0.64       $  0.13

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

4.  EQUITY METHOD INVESTMENTS

    KEYSTONE REALTY SERVICES, INC.

    The Company accounts for its investments in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including the CalEast JV), as well as providing other real estate related services for third parties.

    INDIANAPOLIS JOINT VENTURES

    In December 1998, the Company entered into an agreement with Browning Investments, Inc. ("Browning") to develop 491 acres of land located in Airtech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2003, and a right of first offer

                            KEYSTONE PROPERTY TRUST

4.  EQUITY METHOD INVESTMENTS (CONTINUED)
until December 31, 2008, to develop distinct land parcels through joint ventures in which the Company will have a 50% non-controlling interest. For 60 days following the earlier of December 31, 2003 or the date the Company acquires a 50% interest in at least 75% of the Airtech Park land, Browning has an option to put a 50% interest in the Airtech land to the Company at a price to be determined in accordance with the Option Agreement.

    In June 2000, the Company acquired a 50% interest in 3 Points Associates, LLC ("3 Points"), an entity formed to develop and construct a distribution facility totaling approximately 800,000 square feet in Airtech Park at a cost of approximately $20 million. As consideration for this acquisition, the Company issued 41,582 OP Units at $17.50 per OP Unit, and contributed approximately
$1.0 million in cash. In January 2001, the joint venture signed a ten-year lease with a tenant for the entire facility which requires annual average rental payments of approximately $2.4 million plus reimbursement of all operating expenses. In November 2001, the Company acquired Browning's 50% interest in this facility from 3 Points for approximately $11.5 million (Note 3).

    In June 2001, the Company acquired a 50% interest in 4 Points, an entity formed to develop and construct a speculative distribution facility totaling 796,224 square feet located in Airtech Park in exchange for the issuance of 42,172 OP Units valued at an aggregate price of approximately $652,000 and the contribution of approximately $400,000 in cash. 4 Points has obtained a $18.0 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. 4 Points commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002. The distribution facility is 55% leased as of December 31, 2002.

    KEYSTONE NEW JERSEY ASSOCIATES, LLC

    In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated
2.1 million square feet to the CalEast JV at a value of approximately
$103.8 million. This joint venture was formed to own, operate and develop industrial property in New Jersey and is 80% owned by CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) (the "CalEast JV") and 20% owned by the Company. The Company has a commitment to fund approximately
$24.0 million of equity to this joint venture of which approximately
$16.1 million has been funded as of December 31, 2002. The Management Company and the Operating Partnership act as the joint venture's exclusive acquisition, management and leasing agent. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. In April 2001, this joint venture acquired an 812,739 square foot industrial property with a developable pad site for approximately $32.3 million. During 2002, this joint venture acquired three industrial properties totaling 353,097 square feet for approximately $21.1 million.

    NOCHA, LLC

    In December 2002, the Company disposed of its New York Office Portfolio for $178.3 million in a sale to Nocha, LLC. As a result of the sale, the Company retained a $27 million preferred equity investment in this entity which earns an 11% preferred return and reports its investment on the equity method.

                            KEYSTONE PROPERTY TRUST

4.  EQUITY METHOD INVESTMENTS (CONTINUED)
    In accordance with FIN 46, the CalEast JV, 4 Points venture, the Nocha, LLC investment and the Management Company were reviewed to determine if the entities were variable interest entities. The Company owns 20% interest in the CalEast JV and does not have decision-making authority over the venture. Also, the CalEast JV has sufficient amounts of equity to not be considered a variable interest entity. The 4 Points joint venture has sufficient amounts of equity to not be considered a variable interest entity and the Company has a 50% ownership stake in the entity. The Company does not have sole decision-making authority in 4 Points as all major decisions are jointly made by its members. The Company has a $27 million preferred equity investment in Nocha, LLC. The Company does not have control over major decisions related to its operations and the entity is sufficiently capitalized. The Company is continuing its review of the structure of these investments in order to determine whether any of these investments are variable interest entities which would be required to be consolidated after June 30, 2003. It is likely that the Management Company will be consolidated as a result of this Interpretation in 2003.

    The following tables summarizes unaudited financial information for the equity method investments of the Company as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 (dollars in thousands):

                                                                 KEYSTONE         KEYSTONE
                                               4 POINTS           REALTY         NEW JERSEY       NOCHA
                                            ASSOCIATES, LLC   SERVICES, INC.   ASSOCIATES, LLC     LLC       TOTAL
                                            ---------------   --------------   ---------------   --------   --------
2002
BALANCE SHEET
Investment property, net..................      $19,180           $   --          $154,232       $187,748   $361,160
Other Assets..............................           --            5,985             4,483          9,999     20,467
                                                -------           ------          --------       --------   --------
  Total Assets............................      $19,180           $5,985          $158,715       $197,747   $381,627
                                                =======           ======          ========       ========   ========
Mortgage Debt.............................      $16,180(2)        $   --          $ 75,985       $147,726   $239,891
Other Liabilities.........................          326              462             2,116          1,260      4,164
Shareholders and members equity...........        2,674            5,523            80,614         48,761    137,572
                                                -------           ------          --------       --------   --------
  Total Liabilities & Equity..............      $19,180           $5,985          $158,715       $197,747   $381,627
                                                =======           ======          ========       ========   ========
Company's Ownership %.....................           50%              95%               20%            --%(4)
                                                =======           ======          ========       ========
Company's Investment at December 31,
  2002....................................      $ 2,744           $5,900          $ 17,826(3)    $ 27,154   $ 53,624
                                                =======           ======          ========       ========   ========

2002
INCOME STATEMENT
Revenues..................................      $   764           $2,570          $ 17,178       $  1,550   $ 22,062
Expenses:
  Operating...............................           70            2,570             3,447            440      6,527
  Other Expenses..........................           --               --                44             94        138
  Depreciation & Amortization.............          107              380             3,638             --      4,125
  Interest................................          151               20             5,508            583      6,262
                                                -------           ------          --------       --------   --------
  Total Expenses..........................          328            2,970            12,637          1,117     17,052
                                                -------           ------          --------       --------   --------
Net Income (loss).........................      $   436           $ (400)         $  4,541       $    433   $  5,010
                                                =======           ======          ========       ========   ========
Equity in income (losses) from equity
  method investments......................      $   218           $ (381)         $    908       $    154   $    899
                                                =======           ======          ========       ========   ========

                            KEYSTONE PROPERTY TRUST

4.  EQUITY METHOD INVESTMENTS (CONTINUED)

                                                3 POINTS      4 POINTS        KEYSTONE         KEYSTONE
                                               ASSOCIATES,   ASSOCIATES,       REALTY         NEW JERSEY
                                                 LLC(1)          LLC       SERVICES, INC.   ASSOCIATES, LLC    TOTAL
                                               -----------   -----------   --------------   ---------------   --------
2001
BALANCE SHEET
Investment property, net.....................    $   --        $14,580         $   --          $135,298       $149,878
Other Assets.................................        --             --          6,718             2,311          9,029
                                                 ------        -------         ------          --------       --------
  Total Assets...............................    $   --        $14,580         $6,718          $137,609       $158,907
                                                 ======        =======         ======          ========
Mortgage Debt................................    $   --        $12,396(2)      $   --          $ 76,871       $ 89,267
Other Liabilities............................        --             --            806             2,705          3,511
Shareholders and members equity..............        --          2,184          5,912            58,033         66,129
                                                 ------        -------         ------          --------       --------
Total Liabilities & Equity...................    $   --        $14,580         $6,718          $137,609       $158,907
                                                 ======        =======         ======          ========       ========
Company's Ownership %........................        50%            50%            95%               20%
                                                 ======        =======         ======          ========       ========
Company's Investment at December 31, 2001....    $   --        $ 1,820         $6,153          $ 13,890(3)    $ 21,863
                                                 ======        =======         ======          ========       ========

2001
INCOME STATEMENT
Revenues.....................................    $2,270        $    --         $3,561          $ 12,600       $ 18,431
Expenses:
  Operating..................................       106             --          3,197             2,452          5,755
  Other Expenses.............................        --             --             --                54             54
  Depreciation & Amortization................       448             --            225             2,539          3,212
  Interest...................................       700             --            169             4,319          5,188
                                                 ------        -------         ------          --------       --------
    Total Expenses...........................     1,254             --          3,591             9,364         14,209
                                                 ------        -------         ------          --------       --------
Net Income (loss)............................    $1,016        $    --         $  (30)         $  3,236       $  4,222
                                                 ======        =======         ======          ========       ========
Equity in income (losses) from equity method
  investments................................    $  508        $    --         $  (29)         $    644       $  1,123
                                                 ======        =======         ======          ========       ========

                            KEYSTONE PROPERTY TRUST

4.  EQUITY METHOD INVESTMENTS (CONTINUED)

                                                              KEYSTONE REALTY
                                                              SERVICES, INC.
                                                              ---------------
2000
INCOME STATEMENT
Revenues....................................................      $10,588
Expenses:
  Operating.................................................       10,148
  Other Expenses............................................           --
  Depreciation & Amortization...............................          459
  Interest..................................................           58
                                                                  -------
    Total Expenses..........................................       10,665
                                                                  -------

Net income (loss)...........................................      $   (77)
                                                                  =======

Equity in loss from equity method investments...............      $   (73)
                                                                  =======

------------------------

(1) The Company acquired the property owned by this joint venture in November 2001, and accordingly has consolidated the operating results of this asset since that date.

(2) The Company has a joint and several guarantee of the $18.0 million recourse construction loan of this venture which matures in June 2004.

(3) The Company's investment in this venture includes approximately
    $2.0 million in outside basis which is being amortized over the seven year life of the venture. As of December 31, 2002 and 2001 approximately $325,000 and $260,000, respectively, has been amortized related to this outside basis.

(4) The Company earns an 11% return on a $27 million preferred equity investment.

5.  INDEBTEDNESS

VARIABLE RATE INDEBTEDNESS

    In December 2002, the Company obtained a recourse loan of $24.1 million to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2004 and requires interest at LIBOR plus 1.95% (3.37% at December 31, 2002). The Company had approximately $244,000 outstanding on this loan at December 31, 2002.

    In December 2001, the Company refinanced its $150 million secured line of credit with a new $125 million unsecured revolving credit facility (the "Credit Facility"). Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility has a term of three years with a one year extension available at the option of the Company. Interest is calculated based on the Company's leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company's current leverage, the facility is priced at LIBOR plus 1.875%. The interest rate on this facility was 3.30% at December 31, 2002. The Company may also issue letters of credit for up to 10% of the total Credit Facility amount. The interest rate on the retired $150.0 million secured line of credit was based on a sliding scale, ranging from LIBOR plus 1.625% to LIBOR plus 2.25%, based on the Company's

                            KEYSTONE PROPERTY TRUST

5.  INDEBTEDNESS (CONTINUED)
leverage. At December 31, 2002 and 2001, the Company had $97.5 million and
$93.0 million, respectively, outstanding on the applicable borrowing agreements. The weighted average balance outstanding and weighted average interest rate for 2002, 2001 and 2000, were $84.9 million, $85.3 million and $136.6 million, and 3.45%, 6.27% and 8.71%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of December 31, 2002.

    In December 2000, the Company obtained a recourse loan of $37.0 million to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in April 2003, and requires interest at LIBOR plus 2.25% (4.50% at December 31, 2002). The Company had approximately $26.5 million outstanding on this loan at December 31, 2002.

    The Company has an additional $8.8 million in variable rate mortgage indebtedness outstanding at December 31, 2002 which currently matures in February 2003 and has an interest rate of LIBOR plus 2.50% (3.92% at December 31, 2002).

    In 1999, the Company obtained a $2.0 million working capital facility which was secured by one of the Properties. In October 2001, this facility was expanded to $10.0 million and is secured by mortgage loans on four of the Properties and a lease assignment on another property. The facility matures in April 2003 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. Approximately $6.5 million was outstanding under this facility at December 31, 2002 and 2001 and no amounts were outstanding at December 31, 2000. The weighted average balance outstanding and weighted average interest rate for 2002 and 2001 was $6.5 million and $2.0 million and 3.27% and 5.34%, respectively. No amounts were outstanding at December 31, 2000.

FIXED RATE INDEBTEDNESS

    Mortgage notes payable of $186.1 million including mortgage notes payable related to assets held for sale of $39.7 million, and $321.7 million, excluding debt premiums, encumbered 21 and 48 of the properties at December 31, 2002 and 2001, respectively. At December 31, 2002, interest rates on the mortgage loans ranged from fixed rates of 6.88% to 8.41%. Mortgage notes had weighted average interest rates of 7.66%, 7.75%, and 7.71% at December 31, 2002, 2001 and 2000,
respectively. The maturities for these notes range from June 2004 through July 2013.

    In connection with several acquisitions in 1998 and 1997, the Company assumed certain mortgage notes with an aggregate principal value of $75.9 million and a fair value of $80.5 million. The difference between the principal value and the fair value was recorded as a debt premium. These debt premiums are being amortized into interest expense over the terms of the related mortgage debts. In 2002, 2001 and 2000, $606,000, $864,000 and $659,000,
respectively, were amortized into interest expense related to these debt premiums.

    As a condition of certain of the mortgage loans, initial and ongoing cash reserves are required to be funded for real estate taxes, insurance, tenant rollover costs and capital reserves. The aggregate balances in these reserve accounts at December 31, 2002 and 2001 were approximately $886,000 and $5.3 million, respectively, and are reported as restricted cash.

                            KEYSTONE PROPERTY TRUST

5.  INDEBTEDNESS (CONTINUED)
    In 2002, the Company recorded an extraordinary loss of approximately $863,000 related to early retirement of approximately $127.5 million of mortgage debt of which $685,000 is related to the New York Office Portfolio disposition. In 2001, the Company recorded an extraordinary loss of approximately
$2.3 million related to the early retirement of the $150 million secured line of credit and the early retirement of approximately $86 million in other mortgage debt.

    Maturities of debt, excluding debt premiums as of December 31, 2002, over the next five years are as follows (in 000's):

                                                             PRINCIPAL     AMOUNT DUE AT
                                                            AMORTIZATION     MATURITY       TOTAL
                                                            ------------   -------------   --------
2003.....................................................     $  2,393        $ 41,970     $ 44,363
2004.....................................................        2,555         134,922(1)   137,477
2005.....................................................        2,431          14,518       16,949
2006.....................................................        2,154          12,509       14,663
2007.....................................................          604          84,951       85,555
2008 and thereafter......................................        3,952          22,683       26,635
                                                                                           --------
TOTAL....................................................                                  $325,642
                                                                                           ========

------------------------

(1) Includes the Company's Credit Facility which has an outstanding balance of approximately $97.5 million at December 31, 2002, and matures December 21, 2004.

    The Company has a total net carrying amount of $400.3 million of assets mortgaged, pledged or otherwise collateralized for approximately $228.3 million of debt obligations as of December 31, 2002.

                            KEYSTONE PROPERTY TRUST

6.  SHAREHOLDERS' EQUITY

    The following table summarizes the Company's Common Share and Convertible Preferred Stock activity in 2002, 2001, and 2000:

                                                     NUMBER OF                                              NET CASH
                                                      SHARES                                  EXERCISE      PROCEEDS/
                                        DATE OF     CONVERTIBLE   NUMBER OF                      OR        (REPURCHASE
                                       ISSUANCE/     PREFERRED      COMMON                   CONVERSION      COSTS)
TYPE OF ISSUANCE                      REPURCHASE       STOCK        SHARES     SHARE PRICE      PRICE      (IN 000'S)
----------------                      -----------   -----------   ----------   -----------   -----------   -----------
2002 ACTIVITY
Common Shares issuance(1)...........     9/4/02             --    2,000,000    $   16.415    $       --      $31,498
Series A Convertible Preferred Stock
  repurchase(1).....................     9/9/02       (800,000)          --            --            --      (20,400)
Series C Convertible Preferred Stock
  repurchase(1).....................     9/9/02       (200,000)          --            --            --       (5,100)
Stock options exercised.............    Various             --      188,414            --    10.00-15.75          --
Common Shares issued as
  compensation(2)...................    Various             --       17,121    11.93-13.10           --           --
Executive and employee stock
  issuance(3).......................    Various             --      212,791    13.10-15.39           --           --
Executive and employee stock
  repurchase/forfeiture(4)..........    Various             --     (195,917)           --            --           --
OP Unit conversions(5)..............    Various             --      735,575            --            --           --
                                                    ----------    ----------                                 -------
                                                    (1,000,000)   2,957,984                                  $ 5,998
                                                    ==========    ==========                                 =======

2001 ACTIVITY
Common Shares issuance(6)...........     9/7/01             --      375,000    $    13.65    $       --      $ 4,851
Common Shares repurchase(6).........     9/7/01             --     (375,000)        12.75            --       (4,781)
Common Shares issuance(7)...........    8/27/01             --    2,500,000         13.65            --       32,161
Series B Convertible Preferred Stock
  converted to Common Shares(7).....    8/27/01       (803,871)   1,256,048            --         16.00           --
Common Shares repurchase(7).........    8/27/01             --    (2,500,000)       14.28            --      (35,700)
Common Shares repurchase(8).........     5/1/01             --    (1,693,471)       11.94            --      (20,220)
Common Shares issuance(8)...........    4/30/01             --    7,500,000         12.20            --       85,710
Common Shares issued as
  compensation(2)...................    Various             --       18,415    13.04-13.29           --           --
Executive and employee stock
  issuance(3).......................    Various             --      156,256         12.83            --           --
OP Unit conversions(5)..............    Various             --    1,839,081            --            --           --
                                                    ----------    ----------                                 -------
                                                      (803,871)   9,076,329                                  $62,021
                                                    ==========    ==========                                 =======

2000 ACTIVITY
Common Shares issuance(9)...........    Various             --      102,511    $    14.50    $       --      $ 1,361
Conversion of Convertible Preferred
  Stock to Redeemable Preferred
  Stock(10).........................    7/18/00       (796,129)          --            --         16.00           --
Executive and employee stock
  issuance(3).......................    Various             --      211,660         12.84            --           --
Restricted Shares forfeited.........                        --       (1,033)           --            --           --
OP Unit conversions(5)..............    Various             --      101,215            --            --           --
                                                    ----------    ----------                                 -------
                                                      (796,129)     414,353                                  $ 1,361
                                                    ==========    ==========                                 =======

------------------------------

(1) These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $31.5 million. Net proceeds from this offering were used to repurchase all of the Company's 800,000 outstanding shares of its Series A Convertible Preferred Stock, with a $20.0 million liquidation preference, which required a 9.00% preferred dividend, and 200,000 shares of its Series C Convertible Preferred Stock, with a $5.0 million liquidation preference, which required a 9.75% preferred dividend, from AEW Targeted Securities Fund, L.P., and all of its 300,000 Series B Convertible Preferred Units, with a $7.5 million liquidation preference, which required a 9.50% preferred return, from Hopewell Properties, Inc.

                            KEYSTONE PROPERTY TRUST

6.  SHAREHOLDERS' EQUITY (CONTINUED)
(2) Shares issued to trustees as compensation in lieu of cash for trustee fees.

(3) As part of the Company's Omnibus Incentive Plan (Note 9), during 2002, 2001 and 2000 the Company issued Common Shares to certain executives and employees in consideration for non-interest bearing and interest bearing notes. In 2002, the Company issued Common Shares for restricted stock awards and non-interest bearing notes (Note 9).

(4) These Common Shares were issued as restricted stock awards in consideration for non-interest bearing notes granted to various employees. As a result of certain employee terminations, 16,793 Common Shares were forfeited and 179,124 Common Shares were repurchased during 2002.

(5) OP Unit redemptions represent Common Shares issued upon conversion of OP Units at the request of the respective unitholders. In 2001, affiliates of Reckson Associates Realty Corp. ("Reckson") converted 796,129 shares of Series C Convertible Preferred Units to 1,243,952 Common Shares which were simultaneously repurchased along with an additional 1,256,048 Common Shares (as discussed in 7 below).

(6) These Common Shares were issued as the underwriter of the August 27, 2001 offering (see (7) below) exercised their over allotment option for 375,000 Common Shares for aggregate net proceeds of $4.8 million. The net proceeds from this offering were used to repurchase 375,000 Common Shares at a cost of $12.75 from affiliates of Francesco Galesi, Trustee of the Company.

(7) These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $32.2 million. Net proceeds from this offering were used to repurchase 2,500,000 Common Shares from affiliates of Reckson, who are affiliated with Scott Rechler, a former Trustee of the Company, who converted 803,871 shares of Series B Convertible Preferred Stock into 1,256,048 Common Shares and 796,129 Series C Convertible Preferred Units into 1,243,952 Common Shares. All these Common Shares were repurchased by the Company for $35.7 million, a discount of 11% from their liquidation value.

(8) These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $85.7 million. Net proceeds from this offering were used to repurchase 1,693,471 Common Shares and 765,807 OP Units from Crescent Real Estate Equities, Inc. for an aggregate cost of $29.4 million. The remaining proceeds of $56 million were used to repay borrowings under the Company's $150 million secured revolving credit facility and other debt.

(9) These Common Shares were issued to certain trustees and executives of the Company and other investors as part of a $20 million private placement which was completed in phases between October 12, 1999 and January 18, 2000.

(10) In accordance with the Contribution and Exchange Agreement for the RMIT transaction, any aggregate amount of Convertible Preferred Stock issued to Reckson Operating Partnership, L.P. or its affiliates ("ROP") in excess of $40 million of Convertible Preferred Stock and Convertible Preferred Units is not convertible into Common Shares, however, it is redeemable at ROP's option. Upon the closing of the last phase of the RMIT transaction in May 2000, approximately $19.9 million of ROP's Convertible Preferred Stock and Convertible Preferred Units were in excess of $40.0 million. In
    July 2000, ROP redeemed $19.9 million, (796,129 shares at a liquidation preference of $25 per share) of this Series B Convertible Preferred Stock.

    MSAM SPECIAL DISTRIBUTION

    In 1998, the Company issued 1,092,051 Common Shares in a private placement for net cash proceeds of $17.4 million. Investors in this private placement were funds managed by Morgan Stanley Asset Management, Inc. ("MSAM") and CRA Real Estate Securities, L.P. This private placement included a provision which required a special cash distribution to MSAM on July 9, 2000 if the Company failed to consummate a Qualifying Offering, as defined in the subscription agreement. This special cash distribution was equal to 2.5% of the Common Shares outstanding on July 9, 2000 multiplied by the average price of the Company's Common Shares during the 30-day period ending on the third business day prior to July 9, 2000. In accordance with this provision the Company paid MSAM and affiliates approximately $3.2 million in July 2000. The Company accounted for this payment as a special capital distribution to these shareholders in 2000 and recorded the amount in distributions paid.

                            KEYSTONE PROPERTY TRUST

6.  SHAREHOLDERS' EQUITY (CONTINUED)
MINORITY INTEREST AND CONVERTIBLE PREFERRED UNITS

    Minority interest represents interests in the Operating Partnership owned by its limited partners. Income allocated to the minority interest is based on the ownership of the limited partners throughout the year. Pursuant to the amended and restated limited partnership agreement, the limited partners of the Operating Partnership have a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into Common Shares or cash, at the election of the Company, at any time on a one for one basis. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company's Common Shares. The limited partners, in the aggregate, excluding 2.1 million of Convertible Preferred Units outstanding, could convert their partnership interests in the Operating Partnership into 5.6 million, 6.4 million, and 7.7 million Common Shares as of December 31, 2002, 2001 and 2000, respectively. OP Units totaling 735,575, 595,129 and 101,215, were converted into Common Shares in 2002, 2001 and 2000, respectively.

    The Company has two series of non-voting Convertible Preferred Units outstanding all of which have a liquidation value of $25 per unit. The 1,664,965 Series C Convertible Preferred Units have a conversion price of $16.00 and require a preferred return of 9.75%. The 450,700 Series D Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.0%. The preferential return on the Series C Convertible Preferred Units is subject to increase in the event that the annual distribution on common OP Units exceeds $1.56. On September 20, 2002, the Company redeemed $7.5 million of 300,000 Series B Convertible Preferred Units outstanding which had a conversion price of $16.50 and required a preferred return of 9.5%. The Series C and Series D Convertible Preferred Units are not redeemable by the Company prior to September 27, 2004 and July 21, 2004, respectively. The redemption price for the Series C Convertible Preferred Units subsequent to September 27, 2004 through September 27, 2009 includes a defined premium as specified in the amended and restated limited partnership agreement.

7.  RELATED PARTY TRANSACTIONS

TRANSACTIONS AMONG OFFICERS & TRUSTEES

    The Company had leases with companies in which Francesco Galesi, a current trustee of the Company, and Michael J. Falcone and Joseph Morris, former trustees of the Company are officers and shareholders. The annual aggregate base rental revenue under these leases was approximately $729,000, $724,000, and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    The Company incurred costs during 2002, 2001 and 2000 related to construction, capital and tenant improvements of approximately $243,000, $361,000 and $3.5 million, respectively, leasing commissions of $348,000, $208,000 and $1.1 million, respectively, and repairs, maintenance and other costs of $282,000, $315,000 and $291,000, respectively, which were earned by companies in which David F. McBride, the Company's Chairman and Messrs. Galesi, Falcone and Morris are officers and shareholders.

    Certain limited partners of the Operating Partnership, which include Messrs. Kelter, Falcone and Morris and entities in which these have an ownership interest, have guaranteed mortgage loans aggregating approximately $30 million at December 31, 2002.

                            KEYSTONE PROPERTY TRUST

7.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The Management Company has earned $566,000, $738,000 and $364,000 in 2002, 2001 and 2000, respectively, related to management fees, leasing commissions and other fees for an entity that owns an office property located in Philadelphia, PA in which Mr. Kelter, the Company's President and Chief Executive Officer and trustee, has a general partnership interest.

    Certain executive officers of the Company, including Jeffrey E. Kelter, have an aggregate 11% limited partnership interest in 21 Roadway, LP, a partnership which is 89% owned by the Company.

    The Company was obligated to pay an affiliate of Mr. Morris, a former Trustee of the Company, additional purchase price related to the RMIT transaction in an amount equal to 1.5% of the monthly rent collected from the tenants in the acquired buildings. These payments were required to be made monthly during the period from October 1999 until October 2002. In 2002, 2001 and 2000, the Company incurred approximately $334,000, $444,000, and $455,000, respectively, related to this obligation. The Company had also loaned an affiliate of Mr. Morris $787,000 as part of the closing of the RMIT transaction in 1999. This loan required monthly interest payments at prime plus 1% and had an original maturity date of October 2001. In September 2001, the terms of this loan were amended to provide for forgiveness of a portion of this loan by the Company. During 2001, Morris Realty, L.P. repaid $287,000 of this loan and the remaining principal balance of $500,000 will be forgiven and reduced by approximately $167,000 annually over a three year period.

    Certain affiliates of Mr. Morris have received equity interests in certain entities which are controlled by the Company as consideration for development fees which the Company is required to pay in accordance with the terms of the RMIT transaction. In 2001, the Company paid a fee of approximately $3.0 million to an affiliate of Joseph Morris and certain unitholders of the Operating Partnership for services provided in connection with the sale of a property owned by the Company.

    In connection with the RMIT transaction, during 2000 the Company paid a monthly construction management fee of $308,000 to an affiliate of Reckson. The Company capitalized this fee as a cost of the RMIT transaction.

    As discussed in Note 6, in 2001, the Company acquired 375,000 Common Shares from affiliates of Mr. Galesi, a Trustee of the Company, for an aggregate price of $4.8 million. The Company also repurchased 2.5 million Common Shares from affiliates of Reckson for an aggregate price of $35.7 million. Scott Rechler, a former Trustee of the Company, is Co-Chief Executive Officer of Reckson.

    The Company and affiliates of Mr. Galesi, each guarantee $2 million of an $11.8 million mortgage loan related to two office properties which were sold to Nocha, LLC in 2002.

    In 2002, in a transaction that was approved by the shareholders of the Company at the Company's 2002 annual meeting of shareholders, the Company received 390,735 OP Units from an affiliate of Mr. McBride, in exchange for the issuance of 390,735 shares to him and certain members of his family in a transaction intended to qualify as a reorganization under Section 368(a) of the Code. Pursuant to the contribution agreement for the transaction, Mr. McBride and certain affiliates and family members released the Company from certain contractual commitments relating to the requirement for the Company to reinvest proceeds from any sale of certain of the Company's properties in accordance with
Section 1031 of the Code.

                            KEYSTONE PROPERTY TRUST

7.  RELATED PARTY TRANSACTIONS (CONTINUED)
    As further discussed in Notes 9 and 11, certain executives and other employees have recourse loans from the Company related to Common Share issuances and purchases from the Company.

    The Company is a co-defendant in an action entitled "McBride Corporate Real Estate v. Keystone Properties Trust, Kushner Companies and CK Bergen Associates, L.L.C.", filed in 2003 in the Superior Court of Bergen County, New Jersey. David
F. McBride, the Company's Chairman, is an officer and shareholder of the plaintiff. In the complaint, the plaintiff alleges that it is entitled to payment of approximately $665,000 in leasing commissions under a brokerage agreement (the "McBride Commission Agreement") relating to an office lease at a property in Oakland, New Jersey. The plaintiff is seeking, among other things, compensatory damages, consequential damages, interest and equitable relief. The Company believes that the claim is without merit for the reasons set forth below. The plaintiff alleges that the breach of contract occurred in October 2002, when a commission of approximately $320,000 became due and payable under the McBride Commission Agreement. The Company sold the property in question in November 2001 (i.e., 11 months prior to the commission due date) to an affiliate of the other defendants in the action. The agreement of sale between the Company and the purchaser specifically provided that the purchaser would be responsible for payment of all leasing commissions under the McBride Commission Agreement which became due and payable after the closing date. Accordingly, the Company intends to pursue a claim against the co-defendants and otherwise vigorously defend this action.

OTHER

    Through the Operating Partnership's 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. Mr. Kelter, another investor in the Company, Mr. McBride and certain members of his family own 40%, 30% and 30%, respectively, of the common stock of the Management Company. No dividends were paid by the Management Company in 2002, 2001 or 2000. Management fees paid by the Operating Partnership's properties to the Management Company are included in the accompanying statements of operations and amounted to $3.2 million during 2000. The Management Company also received reimbursements of certain costs attributable to the operation of the properties. Such reimbursements are included in property operating expenses and general and administrative expenses in the accompanying statements of operations and amounted to $2.6 million during 2000. No management fees or cost reimbursements were paid in 2002 or 2001. Effective January 1, 2001, the majority of the employees of the Management Company were transferred to the Operating Partnership and the Company began to manage the Properties through the Operating Partnership. As a result, the Management Company no longer charges the Operating Partnership a management fee.

    In 2002 and 2001, the Company received approximately $157,000 and $240,000, respectively in fees as a result of services provided to the CalEast JV for acquisition services. The Management Company, an affiliate of the Company, receives management fees and other fee compensation for services provided to the CalEast JV.

                            KEYSTONE PROPERTY TRUST

8.  OPERATING LEASES AND OTHER TENANT MATTERS

    The Company's properties are leased to tenants generally under operating leases with expiration dates extending through 2019. As of December 31, 2002, future minimum rentals under 133 noncancellable operating leases, excluding tenant reimbursements of operating expenses, are as follows:

                                                              (IN 000'S)
                                                              ----------
2003........................................................   $ 52,320
2004........................................................   $ 45,690
2005........................................................   $ 43,536
2006........................................................   $ 35,826
2007........................................................   $ 30,006
Thereafter..................................................   $101,422

    The revenue resulting from straight-line rental income adjustments for the years ended December 31, 2002, 2001, and 2000 was $3.5 million, $2.9 million, and $3.7 million, respectively. No tenant represented more than 10% of the minimum rental revenues for 2002, 2001, and 2000. At December 31, 2002, no single tenant exceeds 4% of the Company's annualized base rent.

9. STOCK BASED COMPENSATION ARRANGEMENTS

STOCK OPTIONS, RESTRICTED STOCK AWARDS, AND STOCK LOANS

    The Company's Omnibus Incentive Plan (the "Plan"), as amended in 1998, has authorized the grant of compensatory awards to employees consisting of stock options, stock awards, stock appreciation rights and other stock-based awards representing up to 10% of the combined number of Common Shares and OP Units of the Operating Partnership. Incentive stock options are to be granted at not less than the fair market value of the Company's stock on the date of the grant and the term cannot exceed ten years. The vesting period of each grant varies and is determined at the date of grant. Any award issued under the plans which is forfeited, expires or terminates prior to vesting or exercise is available for future award under the plans. The Company has not made any modifications to these awards that would alter the accounting treatment for the awards.

    In connection with the Plan, the Company issued 7,503, 156,256, and 211,660 Common Shares to certain executives and employees in consideration for recourse interest bearing and non-interest bearing notes aggregating $100,000, $2.0 million, and $2.7 million in 2002 (prior to July 30, 2002), 2001 and 2000, respectively. These notes mature at various dates ranging from 2009 to 2012. These Common Shares carry dividend and voting rights and also secure the notes. The Company has the ability and intent to fully enforce the collection of these notes under the recourse provisions. These notes will be forgiven annually over a period ranging from five to seven years beginning in 2003 only in the event the respective individual is still an employee of the Company at the end of each respective year. In 1998, an officer of the Company was issued a $392,000 non-interest bearing recourse note which the executive used to acquire 25,000 Common Shares. Under the terms of his employment agreement, $33,333 of this note was forgiven annually over a three year period and in 2002, the officer repaid the outstanding balance of this note. These notes have been reflected in the accompanying financial statements as a reduction in shareholders' equity. The Company records compensation expense related to the forgiveness provisions of these notes on a straight line basis over the related loan term. The Company has recorded approximately $603,000, $710,000, and $292,000 as compensation expense for these notes in 2002, 2001 and 2000, respectively.

                            KEYSTONE PROPERTY TRUST

9. STOCK BASED COMPENSATION ARRANGEMENTS (CONTINUED)
    In 2002, the Company granted a total of 205,288 restricted Common Shares to certain executives and employees under the Plan. These shares carry dividend and voting rights and vest over a five to seven year period. The shares issued under this Plan were recorded at their fair market value on the date of grant with a corresponding total charge of approximately $2.8 million to shareholders' equity, which was recorded as unearned compensation. The unearned portion is being amortized to compensation expense over the vesting period.

    In 1999 and 1998, the Company granted a total of 38,796 restricted Common Shares to certain executives and employees under the Plan as compensation. These shares carry dividend and voting rights and vested over a two-year period. The shares issued under this Plan were recorded at their fair market value on the date of grant with a corresponding total charge of $562,000 to shareholders' equity, which was recorded as unearned compensation. The unearned portion was amortized to compensation expense over the two-year vesting period. During 2002 and 2000, the Company amortized $347,000 and $282,000, respectively of compensation expense relating to these restricted shares.

    In 1994, the Company adopted and authorized the Non-Employee Stock Option Plan (the "Non-Employee Plan") and 300,000 shares were authorized there under in the form of non-qualified stock options for issuance to certain trustees or consultants. The exercise price for each option granted under the Non-Employee Plan cannot be less than the fair market value of the Company's Common Shares underlying the option at the date of grant. The term of each option is ten years and each option is exercisable upon the date of grant, provided that the option holder remains a trustee, employee or consultant to the Company during the exercise period.

    The following table summarizes the activity and balance outstanding for each plan for 2002, 2001, and 2000:

                                                     2002                   2001                  2000
                                             --------------------   --------------------   -------------------
                                                         WEIGHTED               WEIGHTED              WEIGHTED
                                                         AVERAGE                AVERAGE               AVERAGE
                                                         EXERCISE               EXERCISE              EXERCISE
                                              OPTIONS     PRICE      OPTIONS     PRICE     OPTIONS     PRICE
                                             ---------   --------   ---------   --------   --------   --------
OMNIBUS INCENTIVE PLAN
Outstanding, beginning of year.............  1,303,387    $13.84      563,750    $15.19    604,750     $15.18
Granted....................................     35,000     13.50      750,137     12.83         --         --
Exercised..................................   (172,614)    14.06           --        --         --         --
Forfeited..................................    (25,400)    13.86      (10,500)    14.50    (41,000)     14.99
                                             ---------    ------    ---------    ------    -------     ------
Outstanding, end of year...................  1,140,373    $13.83    1,303,387    $13.84    563,750     $15.19
                                             =========    ======    =========    ======    =======     ======
NON-EMPLOYEE PLAN
Outstanding, beginning of year.............     25,800    $10.98       15,800    $10.00     15,800     $10.00
Granted....................................         --        --       20,000     12.54         --         --
Exercised..................................    (15,800)    10.00           --        --         --         --
Forfeited..................................         --        --      (10,000)    12.54         --         --
                                             ---------    ------    ---------    ------    -------     ------
Outstanding, end of year...................     10,000    $12.54       25,800    $10.98     15,800     $10.00
                                             =========    ======    =========    ======    =======     ======
Total options outstanding and weighted
  average exercise price for all plans.....  1,150,373    $13.79    1,329,187    $13.78    579,550     $15.05
                                             =========    ======    =========    ======    =======     ======

                            KEYSTONE PROPERTY TRUST

9. STOCK BASED COMPENSATION ARRANGEMENTS (CONTINUED)
The following table summarizes information about stock options exercisable at December 31 for each of the past three years:

                                                                     WEIGHTED AVERAGE      RANGE OF
YEAR                                             NUMBER OF OPTIONS    EXERCISE PRICE    EXERCISE PRICES
----                                             -----------------   ----------------   ---------------
December 31, 2000..............................       337,717             $14.71         $14.50-$16.50
December 31, 2001..............................       549,883             $14.72         $12.83-$16.50
December 31, 2002..............................       714,624             $14.34         $12.83-$16.50

10. EARNINGS PER SHARE

    The Company discloses earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS No. 128"). SFAS No. 128. It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

                            KEYSTONE PROPERTY TRUST

10. EARNINGS PER SHARE (CONTINUED)
    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                            -------------------------------------------------------------------------------
                                      2002                        2001                       2000
                            -------------------------   -------------------------   -----------------------
                               BASIC        DILUTED        BASIC        DILUTED       BASIC       DILUTED
                            -----------   -----------   -----------   -----------   ----------   ----------
Loss (income) from
  continuing operations...  $    (7,997)  $    (7,997)  $    20,525   $    20,525   $    6,663   $    6,663
Income from discontinued
  operations..............          900           900           658           658          277          277
Extraordinary items.......         (863)         (863)       (2,274)       (2,274)          --           --
Income allocated to
  preferred
  shareholders............       (3,038)       (3,038)       (5,035)       (5,035)      (6,373)      (6,373)
Minority interest of
  Unitholder in Operating
  Partnership.............           --            --            --         5,393           --           --
                            -----------   -----------   -----------   -----------   ----------   ----------
Net (loss) income
  allocated to common
  shareholders............  $   (10,998)  $   (10,998)  $    13,874   $    19,267   $      567   $      567
                            ===========   ===========   ===========   ===========   ==========   ==========
Weighted average number of
  common shares
  outstanding.............   19,467,656    19,467,656    14,518,099    14,518,099    9,239,591    9,239,591
Weighted average OP Units
  outstanding.............           --            --            --     6,888,858           --           --
Options and warrants
  outstanding.............           --            --            --         3,066           --        4,765
                            -----------   -----------   -----------   -----------   ----------   ----------
Total weighted average
  shares outstanding......   19,467,656    19,467,656    14,518,099    21,410,023    9,239,591    9,244,356
                            ===========   ===========   ===========   ===========   ==========   ==========
EARNINGS PER COMMON SHARE:
Continuing operations.....  $     (0.58)  $     (0.58)  $      1.01   $      0.98   $     0.03   $     0.03
Extraordinary items.......        (0.03)        (0.03)        (0.10)        (0.11)          --           --
Discontinued operations...         0.05          0.05          0.05          0.03         0.03         0.03
                            -----------   -----------   -----------   -----------   ----------   ----------
                            $     (0.56)  $     (0.56)  $      0.96   $      0.90   $     0.06   $     0.06
                            ===========   ===========   ===========   ===========   ==========   ==========

    The Company's weighted average stock equivalents consisted of the following:

                                                    2002        2001        2000
                                                  ---------   ---------   --------
Options and warrants............................         --       3,066    4,765
OP Units........................................         --   6,888,858       --
                                                  ---------   ---------    -----
                                                         --   6,891,924    4,765
                                                  =========   =========    =====

                            KEYSTONE PROPERTY TRUST

11. COMMITMENTS AND CONTINGENCIES

    As of December 31, 2002, three executive officers of the Company have employment agreements which provide for aggregate initial base compensation of $790,000 subject to increases as approved by the Compensation Committee, among other incentive compensation.

    The Company had $2.8 million in outstanding letters of credit at December 31, 2002 and 2001. Approximately $2.7 million of the letters of credit obligations outstanding at December 31, 2002 and 2001 secure existing debt obligations of the Company.

    As discussed in Note 5, the Company has guaranteed approximately
$30.6 million of outstanding construction loans of consolidated subsidiaries as of December 31, 2002. The maximum borrowing amount of these loans aggregate $54.5 million as of December 31, 2002.

    As discussed in Note 4, the Company has a joint and several guarantee of approximately $18.0 million of recourse construction debt, which matures in June 2004, associated with the 4 Points joint venture. In addition, the Company has guaranteed a $3.0 million land development loan outstanding by a Browning affiliate related to the development of Airtech Park.

    As discussed in Note 7, the Company guarantees $2 million of an $11.8 million mortgage loan related to two office properties which were sold to Nocha, LLC in 2002 as part of the sale of the New York Office Portfolio transaction.

    The Company has leases for office space which require aggregate monthly payments of approximately $51,000, under leases which expire between August 2003 and April 2007. Additionally, the Company has various ground lease commitments for certain of the properties in its portfolio. Future minimum lease payments under these non-cancelable operating leases are payable as follows:

                                                              (IN 000'S)
                                                              ----------
2003........................................................    $  741
2004........................................................       631
2005........................................................       331
2006........................................................       331
2007........................................................       193
Thereafter..................................................     3,835
                                                                ------
Total.......................................................    $6,062
                                                                ======

    Rental expense for the above operating leases during 2002, 2001 and 2000 was $906,000, $963,000, and $813,000, respectively.

    The Company has contractual commitments, with expiration dates ranging from 2004 to 2007, with certain limited partners of the Operating Partnership not to sell certain real estate assets, which aggregated approximately $233 million of gross book value at December 31, 2002 in taxable transactions, which include $100 million of gross book value related to contractual commitments which expire in 2004. Accordingly, if sold, the proceeds from the sales of the assets subject to these commitments will need to be reinvested by the Company in other real estate assets through the utilization of Section 1031 exchange transactions in accordance with the Code.

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

ENVIRONMENTAL MATTERS

    All of the Company's properties in its portfolio have been subject to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.

12. INTERIM RESULTS (UNAUDITED)

    The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001. These amount presented below have been restated for discontinued operations identified by the Company related to 2001 (dollars in 000's, except per share amounts):

                                                                                    2002
                                                        ------------------------------------------------------------
                                                                          THREE MONTH PERIOD ENDED
                                                        ------------------------------------------------------------
                                                        MARCH 31(1)    JUNE 30(1)    SEPTEMBER 30(1)    DECEMBER 31
                                                        ------------   -----------   ----------------   ------------
Revenue...............................................    $23,615        $24,722         $ 24,942         $23,222
Income (loss) before gains (losses) from equity method
  investments and gains (losses) on sales of assets...      6,215          7,087            6,164           5,053
Equity in income (losses) from equity method
  investments.........................................         62            255              266             316
(Losses) gains on sales of assets.....................       (425)            --          (30,200)           (697)
Distributions to preferred unitholders................     (1,447)        (1,446)          (1,424)         (1,268)
Minority interest of unitholders in Operating
  Partnership.........................................       (845)        (1,260)           6,092            (495)
Discontinued operations, net of minority interest.....      1,080           (902)             722              --
                                                          -------        -------         --------         -------
Extraordinary item--loss in early retirement of
  debt................................................       (178)            --               --            (685)
Net income (loss).....................................      4,462          3,734          (18,380)          2,224
Income (loss) allocated to preferred shareholders.....       (938)          (937)            (798)           (365)
                                                          -------        -------         --------         -------
Net income (loss) available to common shareholders....    $ 3,524        $ 2,797         $(19,178)        $ 1,859
                                                          =======        =======         ========         =======
Basic earnings (loss) per Common Share................    $  0.19        $  0.15         $  (0.98)        $  0.09
                                                          =======        =======         ========         =======
Diluted earnings (loss) per Common Share..............    $  0.19        $  0.15         $  (0.98)        $  0.09
                                                          =======        =======         ========         =======

                            KEYSTONE PROPERTY TRUST

12. INTERIM RESULTS (UNAUDITED) (CONTINUED)

                                                                                     2001
                                                           --------------------------------------------------------
                                                                           THREE MONTH PERIOD ENDED
                                                           --------------------------------------------------------
                                                             MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                           ------------   -----------   ------------   ------------
Revenue..................................................    $29,856        $25,933       $ 26,674       $24,107
Income before gains (losses) from equity method
  investments and gains on sales of assets...............      2,425          6,317          6,782         6,855
Equity in income (losses) from equity method
  investments............................................       (129)           198            386           668
Gains (losses) on sales of assets........................        336             --         10,025        (1,219)
Distributions to preferred unitholders...................     (1,931)        (1,932)        (1,747)       (1,447)
Minority interest of unitholders in Operating
  Partnership............................................        733         (1,076)        (4,036)         (683)
Discontinued operations, net of minority interest........        190            132            160           176
                                                             -------        -------       --------       -------
Extraordinary item -- loss in early retirement of debt...       (982)            --            (95)       (1,197)
Net income...............................................        642          3,639         11,475         3,153
Income allocated to preferred shareholders...............     (1,427)        (1,428)        (1,242)         (938)
                                                             -------        -------       --------       -------
Net income (loss) available to common shareholders.......    $  (785)       $ 2,211       $ 10,233       $ 2,215
                                                             =======        =======       ========       =======
Basic earnings (loss) per Common Share...................    $ (0.08)       $  0.16       $    .62       $  0.12
                                                             =======        =======       ========       =======
Diluted earnings (loss) per Common Share.................    $ (0.08)       $  0.16       $    .54       $  0.12
                                                             =======        =======       ========       =======

    As discussed in Note 2, in the first quarter of 2001, the Company recorded a $2.7 million cumulative adjustment to record depreciation expense on assets which were previously classified as held for sale.

------------------------------

(1) For the first three quarters of 2002, the interim results related to discontinued operations have been adjusted as shown below.

                                                                     2002
                                                              -------------------
                                                              THREE MONTH PERIOD
                                                                     ENDED
                                                              -------------------
                                                              MARCH 31   JUNE 30
                                                              --------   --------
Revenue.....................................................  $(1,904)    $ (766)
Income before gains (losses) from equity method investments
  and gains on sales of assets..............................   (1,449)     1,212
Gain/(Loss) on sale of property.............................       --         --
Minority interest of unitholders in Operating Partnership...      369       (310)
Discontinued Operations, net of minority interest...........    1,080       (902)

                            KEYSTONE PROPERTY TRUST

13.  SEGMENTS

    The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information."

    The Company's Chief Executive Officer and management assess and measure operating results based upon property level operating income within each of the Company's business segments. The Company considers its reportable segments to be office, industrial and other based on geographic regions. Other properties consist of an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information, including those of the properties shown as discontinued operations, for the Company's reportable segments is shown in the following table (in 000's):

                                                                             PROPERTY LEVEL
                                               REVENUE                      OPERATING INCOME
                                       YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,(2)
                                    ------------------------------   ------------------------------
                                      2002       2001       2000       2002       2001       2000
                                    --------   --------   --------   --------   --------   --------
INDUSTRIAL
New Jersey........................  $18,229    $ 25,827   $ 32,249   $15,041    $21,684    $ 26,721
Pennsylvania......................   26,102      20,373     20,979    22,716     18,512      19,009
Indiana...........................   10,021       9,270      7,560     9,651      9,269       7,291
Ohio..............................    5,171       5,125      5,385     4,846      4,829       5,105
New York..........................    5,440       5,540      7,663     4,099      4,301       6,574
South Carolina....................    7,753       7,199      7,476     6,845      6,310       6,648
                                    -------    --------   --------   -------    -------    --------
                                    $72,716    $ 73,334   $ 81,312   $63,198    $64,905    $ 71,348
                                    =======    ========   ========   =======    =======    ========
OFFICE
New Jersey........................  $    --    $  6,355   $  7,416   $    --    $ 5,467    $  6,379
Pennsylvania......................    1,039       2,140      7,386       729      1,279       5,041
New York..........................   23,481      25,868     26,268    15,257     17,232      17,816
                                    -------    --------   --------   -------    -------    --------
                                    $24,520    $ 34,363   $ 41,070   $15,986    $23,978    $ 29,236
                                    =======    ========   ========   =======    =======    ========
Other.............................  $   139    $    151   $    272   $   129    $   148    $    266
                                    =======    ========   ========   =======    =======    ========
Other income (1)..................  $ 2,024    $  1,857   $    435   $    --    $    --    $     --
                                    =======    ========   ========   =======    =======    ========
Total.............................  $99,399    $109,705   $123,089   $79,313    $89,031    $100,850
                                    =======    ========   ========   =======    =======    ========
Discontinued Operations...........   (2,898)     (3,135)    (3,102)
                                    -------    --------   --------
Total Revenue Excluding
  Discontinued Operations.........  $96,501    $106,570   $119,987
                                    =======    ========   ========

                            KEYSTONE PROPERTY TRUST

13.  SEGMENTS (CONTINUED)

                                  INVESTMENT IN REAL ESTATE,     DEPRECIATION AND AMORTIZATION
                                           AT COST                          EXPENSE
                                   YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                ------------------------------   ------------------------------
                                  2002       2001       2000       2002       2001       2000
                                --------   --------   --------   --------   --------   --------
INDUSTRIAL
New Jersey....................  $209,241   $188,473   $310,243   $ 4,330    $ 6,783    $  6,112
Pennsylvania..................   224,467    226,038    173,612     5,588      4,240       4,282
Indiana.......................    84,048     88,207     67,920     2,563      1,769       1,629
Ohio..........................    33,278     42,074     41,754     1,084      1,070       1,018
New York......................     8,487     44,783     44,371       950      1,093       1,347
South Carolina................    63,783     64,759     66,020     2,046      1,883       1,878
                                --------   --------   --------   -------    -------    --------
                                $623,304   $654,334   $703,920   $16,561    $16,838    $ 16,266
                                ========   ========   ========   =======    =======    ========
OFFICE
New Jersey....................  $     --   $     --   $ 59,688   $    --    $ 2,821    $    109
Pennsylvania..................     5,313     11,743     43,087       297        410         446
New York......................        13    150,398    149,472     3,510      4,451       4,307
                                --------   --------   --------   -------    -------    --------
                                $  5,326   $162,141   $252,247   $ 3,807    $ 7,682    $  4,862
                                ========   ========   ========   =======    =======    ========
Other.........................  $    773   $  1,150   $  1,233   $    --    $    --    $     --
                                ========   ========   ========   =======    =======    ========
Total.........................  $629,403   $817,625   $957,400   $20,368    $24,520    $ 21,128
                                ========   ========   ========   =======    =======    ========
Equity Method Investments In
  Real Estate Ventures........    47,724     15,710      2,314
                                --------   --------   --------
Total Investments In Real
  Estate......................  $677,127   $833,335   $959,714
                                ========   ========   ========

                                         CAPITAL EXPENDITURES              PHYSICAL OCCUPANCY
                                       YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                    ------------------------------   ------------------------------
                                      2002       2001       2000       2002       2001       2000
                                    --------   --------   --------   --------   --------   --------
INDUSTRIAL
New Jersey........................  $  1,057   $  1,002   $    558      94.9%      99.2%     100.0%
Pennsylvania......................     1,306        383        286      92.7%      95.2%      98.3%
Indiana...........................        14         --         --      93.7%     100.0%     100.0%
Ohio..............................         2        318         66      97.7%     100.0%      92.3%
New York..........................       436        426        335     100.0%      57.2%      99.0%
South Carolina....................       216        298        148      85.8%      88.7%      78.8%
                                    --------   --------   --------    ------     ------     ------
                                    $  3,031   $  2,427   $  1,393      93.0%      93.9%      95.4%
                                    ========   ========   ========    ======     ======     ======
OFFICE
New Jersey........................  $     --   $     89   $    112        --         --       98.7%
Pennsylvania......................       118        458        647      90.6%      91.2%      89.7%
New York..........................     2,184        733      2,208        --       93.4%      96.4%
                                    --------   --------   --------    ------     ------     ------
                                    $  2,302   $  1,280   $  2,967      90.6%      93.2%      95.6%
                                    ========   ========   ========    ======     ======     ======
Other.............................  $     --   $     --   $     --     100.0%     100.0%     100.0%
                                    ========   ========   ========    ======     ======     ======
Total.............................  $  5,333   $  3,707   $  4,360      93.0%      93.9%      95.4%
                                    ========   ========   ========    ======     ======     ======

                            KEYSTONE PROPERTY TRUST

13.  SEGMENTS (CONTINUED)

                                                                2002       2001       2000
                                                              --------   --------   --------
Segment property operating income as shown above............  $ 79,313   $ 89,031   $100,850
Employee termination cost(3)................................      (930)        --         --
Depreciation and amortization expense.......................   (20,368)   (24,520)   (21,128)
General and administrative expense..........................    (9,094)    (8,660)    (8,001)
Interest expense............................................   (24,703)   (34,340)   (46,566)
Income from discontinued operations.........................      (323)      (989)      (534)
Other income(1).............................................       624      1,857        435
                                                              --------   --------   --------
(Loss) income before equity in (losses) earnings from equity method investments and gains (losses) on sales of
  assets....................................................  $ 24,519   $ 22,379   $ 25,056
                                                              ========   ========   ========

------------------------

(1) Amount consists of interest and other service income not allocated to a specific business segment.

(2) Property level Operating Income excludes depreciation and amortization expense.

(3) In 2002, the Company recorded $930,000 related to employee termination costs related to the New York Office Portfolio sale.

14.  SUBSEQUENT EVENTS

    PROPERTY SALES

    In February 2003, the Company entered into a joint venture agreement with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust forming a joint venture (the "BIT JV"), to own industrial warehouse properties. The Company sold six properties and contributed two properties located in New Jersey, Indiana and Pennsylvania consisting of approximately 2.0 million square feet to the joint venture at a price of $90.3 million which resulted in a gain of approximately $3 million. The Company obtained a 20% ownership interest in the BIT JV and Keystone Realty
Services, Inc. will be the exclusive management agent of the properties owned by the BIT JV.

    PROPERTY ACQUISITIONS

    On January 3, 2003, the Company acquired a 507,000 square foot industrial property at 2040 North Union Street in Middletown, PA for approximately
$20.0 million, excluding closing costs.

    On February 7, 2003, the Company acquired Capital Business Center which is a portfolio of properties consisting of six warehouse buildings located in Harrisburg, Pennsylvania totaling approximately 1.6 million square feet for approximately $47.5 million, excluding closing costs.

    On February 27, 2003, the Company acquired a 500,671 square foot industrial property at 201 Fulling Mill Road in Harrisburg, PA for $20.3 million excluding closing costs.

    On March 12, 2003, the BIT JV acquired a portfolio of properties consisting of five buildings located near Indianapolis, IN totaling 1.4 million square feet for approximately $40.4 million excluding closing costs.

                            KEYSTONE PROPERTY TRUST

14.  SUBSEQUENT EVENTS (CONTINUED)
    On March 12, 2003, the Company acquired a portfolio of properties consisting of 11 buildings located in Northern New Jersey totaling 1.9 million square feet for approximately $106.5 million excluding closing costs.

    OFFERING

    In February 2003, the Company sold 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at $25.00 per share. The preferred shares may be redeemed at par at the election of the Company on or after February 18, 2008. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The underwriters exercised their over allotment option to purchase 360,000 shares of its Series D Cumulative Redeemable Preferred Stock. The Company used the net proceeds of the offering of approximately $67 million, after underwriters discount and offering expenses, to repay existing indebtedness outstanding under the Company's Credit Facility and to fund acquisitions.

    OTHER

    In January 2003, the Company declared a dividend of $0.325 per Common Share payable on January 31, 2003 to all shareholders of record on January 17, 2003.

                                  SCHEDULE II:
                            KEYSTONE PROPERTY TRUST
                       VALUATION AND QUALIFYING ACCOUNTS
                            AS OF DECEMBER 31, 2002
                                   (IN 000'S)

                                                          CHARGES TO
                                             BEGINNING      COSTS                                  ENDING
DESCRIPTION                                   BALANCE    AND EXPENSES   RECOVERIES   DEDUCTIONS   BALANCE
-----------                                  ---------   ------------   ----------   ----------   --------
For year ended December 31, 2002:
  Allowance for doubtful accounts..........    $482          $ --          $ --         $ 11        $471

For year ended December 31, 2001:
  Allowance for doubtful accounts..........    $250          $232          $ --         $ --        $482

For year ended December 31, 2000:
  Allowance for doubtful accounts..........    $ --          $250          $ --         $ --        $250

                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2002
                                   (IN 000'S)

                                                                                   INITIAL COSTS
                                               LOCATION              (A)        --------------------   TRANSFERS/
BUILDING ADDRESS                             (CITY/STATE)       ENCUMBRANCES      LAND     BUILDINGS    RESERVES
----------------                          -------------------   -------------   --------   ---------   ----------
1440 Sheffler Drive                       Chambersburg, PA              --        2,253      10,116            --
1465 Nitterhouse Drive                    Chambersburg, PA              --        3,191      11,944            --
221 South 10th Street                     Lemoyne, PA               18,571        4,498      25,486            --
21 Roadway Drive                          Harrisburg, PA            15,394        2,332      13,217            --
420 Salem Church Road                     Mechanicsburg, PA          9,846        1,854      10,537            --
75 Pleasant View Drive                    Mechanicsburg, PA             --          641       3,643            --
811 Spangler Road                         Camp Hill, PA                 --          531       3,026            --
2400, 2404, 2410 Gettysburg Road          Camp Hill, PA                 --        1,351       4,236            --
6829 Ruppsville Road                      Allentown, PA                 --          615       3,485            --
6831 Ruppsville Road                      Allentown, PA                 --          404       2,289            --
7663 Industrial Boulevard                 Allentown, PA                 --          271       1,533            --
6813 Ruppsville Road                      Allentown, PA                 --          281       1,591            --
7520 Morris Court                         Allentown, PA                 --        1,005       5,695            --
7542 Morris Court                         Allentown, PA                 --        1,004       5,690            --
7584 Morris Court                         Allentown, PA                 --          417       2,363            --
7529 Morris Court                         Allentown, PA                 --        1,960      11,109            --
7220 Schantz Court                        Allentown, PA                 --          328       1,857            --
7485 Industrial Boulevard                 Allentown, PA                 --        1,109       6,286            --
7566 Morris Court                         Allentown, PA                 --          677       3,834            --
355 Independence Avenue                   Upper Allentown, PA           --        1,511       8,565            --
80 South Middlesex Road                   Middlesex, PA                 --        2,801      15,873            --
301-305 Oak Street                        Pittston, PA                  --        1,249       7,078            --
1091 Arnold Road                          Reading, PA                   --          768       3,206            --
1157 Arnold Road                          Reading, PA                   --        1,152       4,750            --
100 Oakhill Road                          Mountaintop, PA               --          546       2,274            --
1 Philips Drive                           Mountaintop, PA            7,120        2,213       8,855            --
Corporate Center 15                       Mechanicsburg, PA             --        1,226       3,810          (540)
                                                                -------------------------------------------------
SUBTOTAL PENNSYLVANIA                                               50,931       36,188     182,348          (540)
                                                                -------------------------------------------------
2 Volvo Drive                             Rockleigh, NJ                 (d)         994        4192            --
21 Cranbury Road                          Cranbury, NJ              27,429        5,856      31,688            72
24 Abeel Road                             Cranbury, NJ                  --          292       1,435             3
301-321 Herrod Boulevard                  S. Brunswick, NJ          16,556        3,777      21,376            47
34 Englehard Drive                        Cranbury, NJ                  --        1,467       8,381            --
400 Cabot Drive                           Hamilton Twp, NJ          18,448        3,468      19,653            44
Four Applegate                            Washington Twp, NJ         9,632        2,243      12,713            30
5 Henderson Drive                         West Caldwell, NJ             (d)       1,684       9,545            22
30 Stults Road                            S. Brunswick, NJ           2,580          395       2,469             7
283 Prospect Plaines                      Cranbury, NJ              12,199        4,627      17,976            --
                                                                -------------------------------------------------
SUBTOTAL NEW JERSEY                                                 86,844       24,803     129,428           225
                                                                -------------------------------------------------
4400 West 96th Street                     Indianapolis, IN           5,396        1,384       7,845            --
6402 Corporate Drive                      Indianapolis, IN           3,315        1,250       7,424            --
8677 Logo Court                           Indianapolis, IN           8,798        2.547      15,109            --
501 Airtech Drive                         Plainfield, IN            19,500        4,272      24,275            --
558 Airtech Drive (3 Points)              Plainfield, IN            14,800        1,984      15,040            --
                                                                -------------------------------------------------
SUBTOTAL INDIANA                                                    51,809       11,437      69,693            --
                                                                -------------------------------------------------
1221 South Batesville Road                Greer, SC                     --        1,497       8,498            --
Augusta Road Industrial Park              Greensville, SC               --        1,129       6,405            --
Buncombe Road Industrial Park             Greer, SC                     --        1,010       5,734        (1,179)(e)
Outlaw Industrial Park                    Greer, SC                     --          790       4,483            --
Piedmont Highway Industrial Park          Piedmont, SC                  --        1,310       7,433            --
Rocky Creek Business Park                 Greenville, SC                --          283       1,604            --
White Horse Road Industrial Park          Greenville, SC                --        1,272       7,218            --
120 Hidden Lake Circle                    Duncan, SC                    --        1,463       8,292            --
104 Hidden Lake Circle                    Duncan, SC                    (d)         697       3,947            --
                                                                -------------------------------------------------
SUBTOTAL SOUTH CAROLINA                                                 --        9,785      55,509        (1,179)
                                                                -------------------------------------------------
Mount Ebo                                 Mount Ebo, NY                 (d)       1,495       6,990            --
1030 South Edgewood Drive                 Urbana, OH                    --          782       2,293            --
5555 Massillon Road                       Green, OH                     --        1,573       6,309            --
1411 Majestic Drive                       Fremont, OH                3,641          671       3,803            --
600 Hagerty Drive                         Fremont, OH                2,601          467       2,648            --
605 Hagerty Drive                         Fremont, OH                1,621          283       1,604            --
670 Hagerty Drive                         Freemont, OH               2,156          405       2,294            --
800 Hagerty Drive                         Fremont, OH                  772          128         724            --
1311 Majestic Drive                       Fremont, OH                2,934          528       2,991            --
300 Enterprise Drive                      Bellevue, OH               3,860          746       4,226            --
Keystone Operating Partnership                                     118,473           --          --            --
                                                                -------------------------------------------------
SUBTOTAL OTHER                                                     136,058        7,078      33,882            --
                                                                -------------------------------------------------
TOTAL ALL PROPERTIES                                               325,642(b)    89,291     470,860        (1,494)

                                                                          GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                               COSTS CAPITALIZED        -------------------------------------------
                                           SUBSEQUENT TO ACQUISITION                   BUILDING AND
BUILDING ADDRESS                                 OR COMPLETION              LAND       IMPROVEMENTS       TOTAL
----------------                          ---------------------------   ------------   -------------   ------------
1440 Sheffler Drive                                     551                 2,253          10,667         12,920
1465 Nitterhouse Drive                                   72                 3,191          12,016         15,207
221 South 10th Street                                   259                 4,518          25,725         30,243
21 Roadway Drive                                      5,733                 3,020          18,262         21,282
420 Salem Church Road                                    23                 1,854          10,560         12,414
75 Pleasant View Drive                                   11                   641           3,654          4,295
811 Spangler Road                                         8                   531           3,034          3,565
2400, 2404, 2410 Gettysburg Road                        162                 1,351           4,398          5,749
6829 Ruppsville Road                                    (12)                  612           3,476          4,088
6831 Ruppsville Road                                     33                   404           2,322          2,726
7663 Industrial Boulevard                               136                   273           1,667          1,940
6813 Ruppsville Road                                     (2)                  280           1,590          1,870
7520 Morris Court                                        99                 1,020           5,779          6,779
7542 Morris Court                                        49                 1,011           5,732          6,743
7584 Morris Court                                       137                   421           2,496          2,917
7529 Morris Court                                     1,135                 1,972          12,232         14,204
7220 Schantz Court                                       86                   338           1,933          2,271
7485 Industrial Boulevard                              (324)                1,059           6,012          7,071
7566 Morris Court                                       (39)                  667           3,805          4,472
355 Independence Avenue                                  --                 1,511           8,565         10,076
80 South Middlesex Road                                  --                 2,801          15,873         18,674
301-305 Oak Street                                       --                 1,249           7,078          8,327
1091 Arnold Road                                        103                   768           3,309          4,077
1157 Arnold Road                                         58                 1,152           4,808          5,960
100 Oakhill Road                                         --                   546           2,274          2,820
1 Philips Drive                                          52                 2,213           8,907         11,120
Corporate Center 15                                     830                 1,226           4,100          5,326
                                          -------------------------------------------------------------------------
SUBTOTAL PENNSYLVANIA                                 9,160                36,882         190,274        227,156
                                          -------------------------------------------------------------------------
2 Volvo Drive                                           154                   994           4,346          5,340
21 Cranbury Road                                        350                 5,913          32,053         37,966
24 Abeel Road                                             8                   292           1,446          1,738
301-321 Herrod Boulevard                                 91                 3,777          21,514         25,291
34 Englehard Drive                                       86                 1,467           8,467          9,934
400 Cabot Drive                                          56                 3,468          19,753         23,221
Four Applegate                                           18                 2,243          12,761         15,004
5 Henderson Drive                                       850                 1,684          10,417         12,101
30 Stults Road                                          649                   395           3,125          3,520
283 Prospect Plaines                                    727                 4,630          18,700         23,330
                                          -------------------------------------------------------------------------
SUBTOTAL NEW JERSEY                                   2,989                24,863         132,582        157,445
                                          -------------------------------------------------------------------------
4400 West 96th Street                                    44                 1,391           7,882          9,273
6402 Corporate Drive                                     39                 1,256           7,457          8,713
8677 Logo Court                                          79                 2,559          15,176         17,735
501 Airtech Drive                                        --                 4,272          24,275         28,547
558 Airtech Drive (3 Points)                          2,757                 5,164          14,617         19,781
                                          -------------------------------------------------------------------------
SUBTOTAL INDIANA                                      2,919                14,642          69,407         84,049
                                          -------------------------------------------------------------------------
1221 South Batesville Road                              482                 1,499           8,978         10,477
Augusta Road Industrial Park                             51                 1,130           6,455          7,585
Buncombe Road Industrial Park                           136                   838           4,863          5,701
Outlaw Industrial Park                                   59                   791           4,541          5,332
Piedmont Highway Industrial Park                        157                 1,236           7,664          8,900
Rocky Creek Business Park                                69                   385           2,261          2,646
White Horse Road Industrial Park                        178                 1,273           7,395          8,668
120 Hidden Lake Circle                                   --                 1,463           8,292          9,755
104 Hidden Lake Circle                                   12                   697           3,959          4,656
                                          -------------------------------------------------------------------------
SUBTOTAL SOUTH CAROLINA                               1,144                 9,312          54,408         63,720
                                          -------------------------------------------------------------------------
Mount Ebo                                                 2                 1,495           6,992          8,487
1030 South Edgewood Drive                               782                   782           3,075          3,857
5555 Massillon Road                                      (2)                1,567           6,313          7,880
1411 Majestic Drive                                      --                   671           3,803          4,474
600 Hagerty Drive                                         9                   467           2,657          3,124
605 Hagerty Drive                                         5                   283           1,609          1,892
670 Hagerty Drive                                         5                   405           2,299          2,704
800 Hagerty Drive                                         5                   128             729            857
1311 Majestic Drive                                      --                   528           2,991          3,519
300 Enterprise Drive                                      2                   746           4,228          4,974
Keystone Operating Partnership                          656                     3             653            656
                                          -------------------------------------------------------------------------
SUBTOTAL OTHER                                        1,464                 7,075          35,349         42,424
                                          -------------------------------------------------------------------------
TOTAL ALL PROPERTIES                                 17,676                92,774         482,020        574,794


                                               ACCUMULATED           YEAR       YEAR BUILT/      DEPRECIABLE
BUILDING ADDRESS                          DEPRECIATION 12/31/02    ACQUIRED      RENOVATED         YEAR(S)
----------------                          ----------------------   --------   ----------------   -----------
1440 Sheffler Drive                                (1,220)           1998           1996             (c)
1465 Nitterhouse Drive                             (1,424)           1998           1995             (c)
221 South 10th Street                              (2,318)           1999       1955, 96, 97         (c)
21 Roadway Drive                                   (1,240)           1999           1988             (c)
420 Salem Church Road                                (602)           2001         1973, 75           (c)
75 Pleasant View Drive                               (200)           2001           1977             (c)
811 Spangler Road                                    (151)           2001           1968             (c)
2400, 2404, 2410 Gettysburg Road                     (592)           1998       1950, 60, 93         (c)
6829 Ruppsville Road                                 (100)           2001           1986             (c)
6831 Ruppsville Road                                  (66)           2001           1987             (c)
7663 Industrial Boulevard                             (44)           2001           1988             (c)
6813 Ruppsville Road                                  (45)           2001           1984             (c)
7520 Morris Court                                    (163)           2001           1989             (c)
7542 Morris Court                                    (163)           2001           1997             (c)
7584 Morris Court                                     (70)           2001           1990             (c)
7529 Morris Court                                    (346)           2001           1998             (c)
7220 Schantz Court                                    (53)           2001           1995             (c)
7485 Industrial Boulevard                            (180)           2001           1990             (c)
7566 Morris Court                                    (112)           2001           1991             (c)
355 Independence Avenue                               (41)           2002           1999             (c)
80 South Middlesex Road                               (20)           2002           2001             (c)
301-305 Oak Street                                    (10)           2002       1990, 92, 96         (c)
1091 Arnold Road                                     (466)           1997           1996             (c)
1157 Arnold Road                                     (688)           1997           1995             (c)
100 Oakhill Road                                     (310)           1997           1996             (c)
1 Philips Drive                                    (1,266)           1998       1990-91, 94          (c)
Corporate Center 15                                  (779)           1998           1988             (c)
                                          ----------------------
SUBTOTAL PENNSYLVANIA                             (12,669)
                                          ----------------------
2 Volvo Drive                                        (600)           1997         1966/92            (c)
21 Cranbury Road                                   (2,983)           1999           1998             (c)
24 Abeel Road                                        (134)           1999           1979             (c)
301-321 Herrod Boulevard                           (1,991)           1999         1988-89            (c)
34 Englehard Drive                                   (794)           1999           1979             (c)
400 Cabot Drive                                    (1,509)           2000           1989             (c)
Four Applegate                                       (971)           2000           1998             (c)
5 Henderson Drive                                    (809)           2000     1967, 72, 80, 91       (c)
30 Stults Road                                       (420)           2000           1974             (c)
283 Prospect Plaines                                 (306)           2002           2001             (c)
                                          ----------------------
SUBTOTAL NEW JERSEY                               (10,517)
                                          ----------------------
4400 West 96th Street                                (920)           1998           1998             (c)
6402 Corporate Drive                                 (870)           1998         1995-96            (c)
8677 Logo Court                                    (1,771)           1998           1991             (c)
501 Airtech Drive                                  (2,081)           2000           2001             (c)
558 Airtech Drive (3 Points)                         (684)           2001           2001             (c)
                                          ----------------------
SUBTOTAL INDIANA                                   (6,326)
                                          ----------------------
1221 South Batesville Road                         (1,004)           1998       1968, 80, 84         (c)
Augusta Road Industrial Park                         (737)           1998         1995-96            (c)
Buncombe Road Industrial Park                        (564)           1998           1985             (c)
Outlaw Industrial Park                               (525)           1998           1970             (c)
Piedmont Highway Industrial Park                     (861)           1998           1994             (c)
Rocky Creek Business Park                            (306)           1998           1996             (c)
White Horse Road Industrial Park                     (850)           1998           1987             (c)
120 Hidden Lake Circle                               (888)           1999           1998             (c)
104 Hidden Lake Circle                               (348)           1999         1986, 92           (c)
                                          ----------------------
SUBTOTAL SOUTH CAROLINA                            (6,083)
                                          ----------------------
Mount Ebo                                            (649)           1999           1992             (c)
1030 South Edgewood Drive                            (391)           1998           1991             (c)
5555 Massillon Road                                  (800)           1998           1996             (c)
1411 Majestic Drive                                  (407)           1999           1995             (c)
600 Hagerty Drive                                    (284)           1999       1980, 86, 97         (c)
605 Hagerty Drive                                    (172)           1999           1991             (c)
670 Hagerty Drive                                    (246)           1999       1980, 88, 90         (c)
800 Hagerty Drive                                     (78)           1999         1987-88            (c)
1311 Majestic Drive                                  (278)           1999           1993             (c)
300 Enterprise Drive                                 (393)           1999           1998             (c)
Keystone Operating Partnership                       (139)
                                          ----------------------
SUBTOTAL OTHER                                     (3,837)
                                          ----------------------
TOTAL ALL PROPERTIES                              (39,432)

                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2002
                                   (IN 000'S)

NOTES:

    (a) See description of encumbrances in Item 1--Summary of Indebtedness

    (b) Amount excludes unamortized debt premiums of $154,000 at December 31, 2002.

    (c) Depreciation is computed based on the following estimated lives:


Buildings and Improvements..........................  10-35 years
Tenant/Leasehold Improvements.......................  Life of Lease
Furniture, Fixtures and Equipment...................  5 to 10 years

    (d) These properties collateralize a $10.0 million working capital facility, of which $6.5 million is outstanding at December 31, 2002.

    (e) Decrease in cost basis due to disposition of one property in this industrial park in 2002.

At December 31, 2002, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately
$479.5 million.

    Summary of Real Estate and Accumulated Depreciation Activity:

                                              2002                       2001                       2000
                                    ------------------------   ------------------------   ------------------------
                                                ACCUMULATED                ACCUMULATED                ACCUMULATED
                                    COST (1)    DEPRECIATION   COST (1)    DEPRECIATION   COST (1)    DEPRECIATION
                                    ---------   ------------   ---------   ------------   ---------   ------------
Balance at beginning of year......  $754,819       $ 47,192    $ 928,037      $ 40,558    $841,106      $22,396
Property acquisitions and
  development assets placed in
  service.........................    60,407             --      102,493            --     133,226           --
Capital improvements..............     5,333             --        4,341            --       4,360           --
Transfers.........................    (1,179)            --       (1,314)           --          --           --
Properties sold...................  (244,586)       (25,389)    (278,738)      (15,633)    (50,655)      (1,528)
Depreciation expense..............        --         17,629           --        22,267          --       19,690
                                    --------       --------    ---------      --------    --------      -------
Balance at end of year............  $574,794       $ 39,432    $ 754,819      $ 47,192    $928,037      $40,558
                                    ========       ========    =========      ========    ========      =======

------------------------

(1) These balances exclude development and construction-in-progress and the Company's investment in a direct financing lease.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KEYSTONE PROPERTY TRUST

                                               By:  /s/ JEFFREY E. KELTER
                                                    ------------------------------------------------
                                                    Jeffrey E. Kelter
                                                    President and Chief Executive Officer
                                                    Date: March 27, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
            /s/ DAVID F. MCBRIDE
    ------------------------------------       Chairman and Trustee                  March 27, 2003
              David F. McBride

            /s/ JEFFREY E. KELTER
    ------------------------------------       President, Chief Executive Officer    March 27, 2003
              Jeffrey E. Kelter                  and Trustee

           /s/ TIMOTHY E. MCKENNA
    ------------------------------------       Senior Vice President and Chief       March 27, 2003
             Timothy E. McKenna                  Financial Officer

             /s/ J. PETER LLOYD
    ------------------------------------       Vice President and Chief              March 27, 2003
               J. Peter Lloyd                    Accounting Officer

            /s/ RODNEY B. BERENS
    ------------------------------------       Trustee                               March 27, 2003
              Rodney B. Berens

           /s/ DONALD E. CALLAGHAN
    ------------------------------------       Trustee                               March 27, 2003
             Donald E. Callaghan

           /s/ JONATHAN D. EILIAN
    ------------------------------------       Trustee                               March 27, 2003
             Jonathan D. Eilian

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
            /s/ FRANCESCO GALESI
    ------------------------------------       Trustee                               March 27, 2003
              Francesco Galesi

              /s/ JOHN S. MOODY
    ------------------------------------       Trustee                               March 27, 2003
                John S. Moody

            /s/ RUSSELL C. PLATT
    ------------------------------------       Trustee                               March 27, 2003
              Russell C. Platt

            /s/ DAVID M. SHERMAN
    ------------------------------------       Trustee                               March 27, 2003
              David M. Sherman