Form 10-Q
period 2003-03-31
KEYSTONE PROPERTY TRUST
filed 2003-05-14
CIK 906113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-12514

Keystone Property Trust

(Exact name of registrant as specified in its declaration of trust)

Maryland	84-1246585

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Four Falls Corporate Center, Suite 208, West Conshohocken, PA 19428

(Address of principal executive offices)

(484) 530-1800

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

     A total of 21,734,335 common shares of beneficial interest, par value $0.001 per share, of the registrant’s common equity were outstanding as of May 14, 2003.

KEYSTONE PROPERTY TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

Item 1.	PART I – FINANCIAL INFORMATION
KEYSTONE PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and unit data)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
INVESTMENT IN REAL ESTATE:
Land and land improvements	$107,801	$77,776
Buildings and improvements	581,941	411,396
Assets held for sale	—	85,622
Development and construction-in-progress	57,826	54,123
Investment in direct financing lease	374	486

	747,942	629,403
Less Accumulated depreciation	(38,188)	(34,513)
Accumulated depreciation-assets held for sale	—	(4,919)

Total accumulated depreciation	(38,188)	(39,432)

	709,754	589,971
Equity method investments in real estate ventures	71,143	47,724

Total investment in real estate, net	780,897	637,695
CASH AND CASH EQUIVALENTS	1,904	1,891
RESTRICTED CASH AND CASH ESCROWS	895	886
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $5,010 and $7,829 in 2003 and 2002, respectively, net of allowance for bad debts of $434 and $471 in 2003 and 2002, respectively	9,960	8,104
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,217 and $1,135 in 2003 and 2002, respectively	1,805	1,667
DEFERRED LEASING COSTS, net of accumulated amortization of $2,640 and $2,518 in 2003 and 2002, respectively	9,630	4,813
EQUITY METHOD INVESTMENT IN MANAGEMENT COMPANY	5,802	5,900
OTHER ASSETS	6,236	5,139
OTHER ASSETS HELD FOR SALE	—	5,559

Total assets	$817,129	$671,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable and unsecured revolving credit facility, including unamortized premiums on assumed indebtedness of $4,778 and $154 in 2003 and 2002, respectively	$405,165	$286,100
Liabilities related to assets held for sale, including mortgage notes payable of $39,696 in 2002	—	40,813
Accounts payable	3,416	5,219
Dividends and distributions payable	1,771	1,079
Accrued interest payable	1,372	995
Accrued expenses and other liabilities	10,835	9,407
Deferred rent revenue	3,415	2,408

Total liabilities	425,974	346,021

MINORITY INTEREST, 5,519,204 and 5,621,308 units outstanding in 2003 and 2002, respectively	46,880	31,658
CONVERTIBLE PREFERRED UNITS	52,892	52,892
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 600,000 issued and outstanding in 2003 and 800,000 issued and 600,000 outstanding in 2002; liquidation preference of $20,000 in 2003 and 2002	1	1
Redeemable Preferred Stock, Series D; $.001 par value; 2,760,000 shares authorized and outstanding in 2003 and none issued and outstanding in 2002, liquidation preference of $69,000 in 2003	3	—
Common Shares, $.001 par value; 59,200,000 authorized; 21,497,001 and 21,355,609 shares issued and outstanding in 2003 and 2002, respectively	21	21
Additional paid-in capital	349,305	297,957
Loans to executives and employees to purchase Common Shares	(4,308)	(4,521)
Deferred compensation	(2,076)	(2,173)
Cumulative net income	29,672	24,063
Cumulative distributions	(81,235)	(74,265)

Total shareholders’ equity	291,383	241,083

Total liabilities and shareholders’ equity	$817,129	$671,654

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for share and per share data)

	For the three months ended
	March 31,

	2003	2002

REVENUE:
Rents	$16,218	$20,269
Reimbursement revenue and other income	3,113	3,346

Total revenue	19,331	23,615

OPERATING EXPENSES:
Property operating expenses	1,187	1,807
Real estate taxes	1,921	2,488
General and administrative	2,496	2,046
Depreciation and amortization	4,480	5,149
Interest expense	4,328	5,910

Total operating expenses	14,412	17,400

Income before equity in income from equity method investments, gains (losses) on sales of assets and discontinued operations	4,919	6,215
Equity in income from equity method investments	1,233	62
Gains (losses) on sales of assets	3,221	(608)

Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership and discontinued operations	9,373	5,669
Distributions to preferred unitholders	(1,268)	(1,446)
Minority interest of unitholders in Operating Partnership	(1,439)	(844)

Income from continuing operations	6,666	3,379
Discontinued operations:
Income from discontinued operations	—	1,450
Minority interest	—	(370)

	—	1,080

NET INCOME	6,666	4,459
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,061)	(938)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$5,605	$3,521

EARNINGS PER COMMON SHARE-BASIC:
Income from continuing operations	$0.26	$0.13
Discontinued operations	—	0.06

Income per Common Share-Basic	$0.26	$0.19

EARNINGS PER COMMON SHARE-DILUTED:
Income from continuing operations	$0.26	$0.13
Discontinued operations	—	0.06

Income per Common Share-Diluted	$0.26	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the three months ended
	March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income allocated to common shareholders	$5,605	$3,521
Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	4,480	5,306
Amortization of deferred financing costs	191	260
Amortization of deferred compensation costs and loan forgiveness on executive stock loans	605	79
Amortization of debt premiums	(141)	(286)
(Gain) losses on sales of assets	(3,221)	608
Straight-line rental income	(452)	(446)
Decrease in investment in direct financing lease	112	97
Equity in income from equity method investments	(1,233)	(62)
Income allocated to preferred shareholders and preferred unitholders	2,329	2,384
Minority interest	1,439	1,214
Cash provided by (used in):
Accounts receivable	(1,422)	(866)
Other assets	1,246	(170)
Accounts payable, accrued expenses and other liabilities	(174)	(4,005)
Deferred rent revenue	563	(79)

Net cash provided by operating activities	$9,927	$7,555

INVESTING ACTIVITIES:
Properties and joint venture interests acquired	$(149,089)	$—
Restricted cash	(9)	(449)
Advances and capital contributions to equity method investments	(78)	(216)
Distributions from equity method investments	968	743
Development and construction in progress expenditures	(3,974)	(3,372)
Capital expenditures and tenant improvements	(413)	(677)
Payment of leasing commissions	(462)	(2,005)
Proceeds from sales of assets, net	14,312	5,729

Net cash (used in) investing activities	$(138,745)	$(247)

FINANCING ACTIVITIES:
Issuances of Common Shares	$360	$—
Issuances of Redeemable Preferred Stock, net of issuance costs	66,147	—
Dividends paid on Common Shares	(6,969)	(5,893)
Distributions paid on Convertible Preferred Stock and Convertible Preferred Units	(1,637)	(2,562)
Distributions paid on OP Units	(1,810)	(2,061)
Proceeds from mortgage notes payable	60,122	123
Repayment of mortgage notes payable	(59,922)	(4,806)
Net borrowings under Credit Facility	72,900	8,100
Payment of financing costs	(360)	(206)

Net cash provided by (used in) financing activities	$128,831	$(7,305)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$13	$3
CASH AND CASH EQUIVALENTS, beginning of period	1,891	1,975

CASH AND CASH EQUIVALENTS, end of period	$1,904	$1,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$3,995	$2,828

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) which was organized as a Maryland real estate investment trust in 1999. The majority of the Company’s properties are owned, directly or indirectly, by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of March 31, 2003, the Company owned interests in 116 industrial properties, one office property and an investment in a direct financing lease aggregating approximately 26.2 million square feet (the “Properties”), with 24 of the Properties being owned through joint venture entities. The Properties are located in Central Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio and Greenville, South Carolina and had an overall physical occupancy of 92.5% as of March 31, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of its operations for the three month periods ended March 31, 2003 and 2002, and its cash flows for the three-month periods ended March 31, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

Principles of Consolidation

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 74% at March 31, 2003. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Real Estate

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”) and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) for the disposal of a segment of a business as previously defined in APB 30. SFAS 144 retains SFAS 121’s fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This Statement requires that, subsequent to January 1, 2002, the operations related to properties that have been sold or classified as held for sale be presented as discontinued operations in the statement of operations for all periods presented except for properties in which the Company will have significant continuing involvement.

     As of December 31, 2002, the Company had negotiated and had Board of Trustees approval of a joint venture agreement with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust (“AFL-CIO”) to form a joint venture to own industrial warehouse properties (the “BIT JV”). The Company expected to sell six properties and contribute two properties to the BIT JV in early 2003 upon the formation of the joint venture. Accordingly, the Company classified these assets as held for sale in the fourth quarter of 2002, in accordance with SFAS 144. In February 2003, the Company completed the formation of the BIT JV for a price of $90.3 million and recognized a partial gain on sale upon consummation of this transaction of $3.2 million, which excluded the gain related to the 20% ownership interest retained by the Company. These assets are not reported as discontinued operations since the Company has retained an equity method investment in the BIT JV. The Company will report its continuing investment in accordance with the equity method of accounting (See Note 3).

Capitalization Policy

     The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During the three months ended March 31, 2003 and 2002, the Company capitalized $848,000 and $1.1 million, respectively, of interest costs for construction and development in progress which includes $162,000 and $204,000, that relates to interest funded through construction loans or paid in cash for the periods, respectively. The Company capitalized $620,000 and $665,000, respectively, of payroll costs for construction and development in progress during the three months ended March 31, 2003 and 2002.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

     The Company reports Earnings per Share (“EPS”) in accordance with SFAS 128, “Earnings per Share.” It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

	For the three months ended March 31,

	2003		2002

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$6,666	$6,666	$3,379	$3,379
Income from discontinued operations	—	—	1,080	1,080
Minority interest of Unitholder in Operating Partnership	—	1,439	—	1,214
Income allocated to preferred shareholders	(1,061)	(1,061)	(938)	(938)

Net income allocated to common shareholders	$5,605	$7,044	$3,521	$4,735

Weighted average number of common shares outstanding	21,457,794	21,457,794	18,417,002	18,417,002
Weighted average OP Units outstanding(1)	—	5,552,154	—	6,351,776
Options and warrants outstanding(2)	—	183,174	—	49,037

Total weighted average shares outstanding	21,457,794	27,193,122	18,417,002	24,817,815

Earnings per Common Share:
Continuing operations	$0.26	$0.26	$0.13	$0.13
Discontinued operations	—	—	0.06	0.06

	$0.26	$0.26	$0.19	$0.19

1)	Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were antidilutive at March 31, 2003 and 2002.
2)	Computed in accordance with the treasury stock method.

Revenue Recognition

     Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance.

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB No. 25”) for all options granted before December 31, 2002. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to or in excess of the market price of the underlying Common Shares on the date of grant.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). The Company adopted SFAS 148 in 2002 and has modified the disclosures for stock-based compensation to reflect the additional requirements of this statement. On January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” utilizing the prospective transition method for all awards granted, modified or settled after January 1, 2003. Accordingly, compensation cost has been recognized for the Company’s stock option plans in 2003 of

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$253,000. Awards of stock options and restricted stock are expensed as compensation on a current basis over the benefit period.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and invested awards in each period.

	For the three month period ended
	March 31,

	2003	2002

Net income as reported	$5,605	$3,521
Add: Stock-based employee compensation expense included in reported net income	509	233
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(597)	(730)
Minority interest of Unitholders in Operating Partnership	18	128

Pro forma net income	$5,535	$3,152

Earnings per share:
Basic – as reported	$0.26	$0.19

Basic – pro forma	$0.26	$0.17

Diluted – as reported	$0.26	$0.19

Diluted – pro forma	$0.26	$0.17

Reclassifications

     Certain amounts in the March 31, 2002 consolidated financial statements have been reclassified in order to conform with the presentation in the March 31, 2003 consolidated financial statements. The Company has adopted SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, effective January 1, 2003, and reclassified its previously reported extraordinary items related to early debt extinguishment.

     The following table summarizes the restatement of extraordinary items:

	For the three month period ended
	March 31,

	2003	2002

Gains (losses) on sales of assets, as previously reported	$3,221	$(430)
Extraordinary item	—	(178)

Gains (losses) on sales of assets, as reported	$3,221	$(608)

Impact of New Accounting Pronouncements

     On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) as an interpretation of ARB No. 51 that requires that variable interest entities be consolidated in the financial statements of the primary beneficiary and disclosed for all holders of a significant variable interest entity. The interpretation is effective immediately for all variable interest entities created after January 31, 2003. For publicly traded

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies, consolidation of the variable interest entities created before February 1, 2003 is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. Based on FIN 46, it is likely that the Company will consolidate the Management Company in 2003 as a result of this Interpretation. The Company has initially reviewed and is continuing to review whether any of its other investments in unconsolidated affiliates are variable interest entities under this Interpretation as of March 31, 2003. As a result of its initial review, the Company believes that the impact of adopting this Interpretation will not be material to its Statement of Shareholder’s Equity or consolidated results of operations (See Note 4).

3. Acquisitions and Dispositions of Real Estate Investments

2003 Transactions

Acquisitions

     On January 3, 2003, the Company acquired a 507,000 square foot industrial property at 2040 North Union Street in Middletown, PA for approximately $20.0 million, excluding closing costs, and assumed debt of $12.2 million.

     On February 7, 2003, the Company acquired Capital Business Center which consisted of six warehouse buildings located in Harrisburg, Pennsylvania totaling approximately 1.6 million square feet for approximately $47.3 million, excluding closing costs.

     On February 26, 2003, the Company acquired a 500,671 square foot industrial property at 201 Fulling Mill Road in Harrisburg, PA for approximately $20.3 million, excluding closing costs, and assumed debt of $14.3 million.

     On March 12, 2003, the Company acquired a portfolio of properties consisting of 11 buildings located in Northern New Jersey totaling 1.9 million square feet for approximately $106.5 million, excluding closing costs.

Dispositions

     In February 2003, the Company entered into a joint venture agreement with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust forming the BIT JV, to own industrial warehouse properties. The Company sold six properties and contributed two properties located in New Jersey, Indiana and Pennsylvania consisting of approximately 2.0 million square feet to the joint venture at a price of $90.3 million which resulted in a gain of approximately $3.2 million, which excluded the gain related to the 20% ownership interest retained by the Company. The Management Company is the exclusive acquisition and management agent of the properties owned by the BIT JV.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

     The Company reported income from discontinued operations relating to five properties that were sold in 2002. Income from discontinued operations includes interest expense directly related to the debt assumed by the buyer or debt repaid by the Company as a result of the properties sold and excludes any other consolidated interest expense. The following table summarizes information for the properties sold in 2002.

	For the three months ended
	March 31,

	2003	2002

Revenue	$—	$1,905
Property operating expenses	—	(146)
Interest expense	—	(152)
Depreciation and amortization expense	—	(157)
Minority interest	—	(370)

Income from discontinued operations	$—	$1,080

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 Transactions

Acquisitions

     During 2002, the Company acquired three industrial properties located in Pennsylvania aggregating 1.1 million square feet and 34 acres of land in New Jersey and Pennsylvania for an aggregate purchase price of approximately $44.3 million.

Dispositions

     On December 13, 2002, the Company disposed of its New York office and industrial portfolio and other industrial properties in a sale to Nocha, LLC and recorded a $31.1 million loss on this sale. The disposition consisted of 34 properties totaling 3.9 million square feet, which included 19 office properties (1.3 million square feet) and 15 industrial properties (2.6 million square feet). Total consideration for this disposition was approximately $178.3 million, of which Nocha, LLC assumed approximately $106 million of fixed rate mortgage debt with an average interest rate of 7.68%. The Company also repaid approximately $17.5 million of variable rate debt under the Company’s $125 million unsecured revolving credit facility with the proceeds of the disposition. Approximately $17.2 million of net proceeds were deposited into 1031 exchange cash accounts to fund possible future acquisitions. The remaining net proceeds were used to pay closing costs of the transaction. The Company retained a $27 million preferred equity investment in the portfolio, which earns an 11% preferred return, and accounts for this investment on the equity method.

     In the third quarter of 2002, the Company sold four industrial properties and one office property which aggregated 399,279 square feet and 66,000 square feet, respectively, for an aggregate selling price of $23.7 million for a net gain of $1.1 million. As a result of these sales, these properties were reported as discontinued operations in the consolidated statement of operations for 2002.

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

     In 2002, the Company had negotiated, and its Board of Trustees had approved, the joint venture agreement with the BIT JV. Accordingly, the Company classified these assets as held for sale in the fourth quarter of 2002, in accordance with SFAS 144. These assets are not reported as discontinued operations since the Company is retaining an equity method investment in the BIT JV. This transaction closed in February 2003.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-In-Progress

     During 2000, the Company began construction of two distribution facilities (Cranbury West Phase II and Cranbury East Phase I) aggregating approximately 1.0 million square feet in New Jersey.

     These facilities were completed in 2001 and early 2002. In July 2002, the Company leased an additional 115,000 square feet in Cranbury West Phase II, a 473,000 square foot building in New Jersey. At March 31, 2003, this building is 78% leased and the remaining space is committed to the two existing tenants. The Cranbury East Phase I building is 510,000 square feet and is not leased.

     During 2002, the Company purchased 26 acres of land at Greenville Yards in Jersey City, NJ, and commenced construction on two industrial buildings which will aggregate 522,000 square feet at an expected cost of approximately $33 million. At March 31, 2003, approximately $57.8 million is included in development and construction-in-progress related to these construction projects and other development projects.

Pro Forma Operating Results

     The following unaudited pro forma financial information of the Company for the three months ended March 31, 2003 and 2002 gives effect to the properties acquired and sold through March 31, 2003 as if these purchases and sales had occurred on January 1, 2002.

Unaudited	Three months ended
	March 31,

	2003	2002

Pro forma total revenue	$19,962	$19,839
Pro forma net income allocated to Common Shares	2,515	$2,937
Pro forma net income per Common Share - Basic	0.12	$0.16
Pro forma net income per Common Share - Diluted	0.12	$0.16

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2002, nor do they purport to represent the future results of the Company.

4. Equity Method Investments

Keystone Realty Services, Inc.

     The Company accounts for its investments in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The voting stock of the Management Company is owned by the Company’s President and Chief Executive Officer, the Company’s Chairman of its Board of Trustees and certain of his relatives, and another shareholder who is not affiliated with the Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including the Keystone New Jersey Associates, LLC and BIT JV), as well as providing other real estate related services for third parties.

Indianapolis Joint Ventures

     In December 1998, the Company entered into an agreement with Browning Investments, Inc. (“Browning”) to develop 491 acres of land located in AirTech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2003 to develop distinct land parcels in AirTech Park through joint ventures in which the Company will have a 50% non-controlling interest. For 60 days following the earlier of December 31, 2003 or the date the Company acquires a 50% interest in at least 75% of the AirTech Park land, Browning has an option to put a

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

50% interest in the remaining undeveloped AirTech land to the Company at a price to be determined in accordance with the Option Agreement. In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC, a joint venture with Browning (“4 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 796,224 square feet located in AirTech Park. 4 Points has obtained an $18.0 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. 4 Points commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002. The distribution facility is 55% occupied as of March 31, 2003. In March 2003, a lease was executed for the remaining space in this facility in which the tenant will occupy the space in the second quarter of 2003.

Keystone New Jersey Associates, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to the CalEast JV at a value of approximately $103.8 million. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. This joint venture was formed to own, operate and develop industrial property in New Jersey and is 80% owned by CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) (the “CalEast JV”) and 20% owned by the Company. The Company has a commitment to fund approximately $7.9 million of additional equity to this joint venture. The Management Company and the Operating Partnership act as the joint venture’s exclusive acquisition, management and leasing agent. In April 2001, this joint venture acquired an 812,739 square foot industrial property with a developable pad site for approximately $32.3 million. During 2002, this joint venture acquired three industrial properties totaling 353,097 square feet for approximately $21.1 million.

Nocha, LLC

     In December 2002, the Company disposed of 19 office buildings and 15 industrial buildings (“New York Office Portfolio”) for $178.3 million in a sale to Nocha, LLC. As a result of the sale, the Company retained a $27 million preferred equity investment in this entity which earns an 11% preferred return and reports its investment on the equity method.

BIT JV

     In February 2003, the Company sold six and contributed two properties located in Indiana, Pennsylvania and New Jersey which aggregated 2.0 million square feet to the BIT JV at a value of approximately $90.3 million. This joint venture was formed to own, operate and develop industrial properties and is 80% owned by Mercantile-Safe Deposit and Trust as Trustee for the AFL-CIO Building Investment Trust and 20% owned by the Company. The Management Company is the exclusive acquisition and management agent for the joint venture. The venture assumed $20.9 million of mortgage loans on two properties which mature in 2004 and 2013 and bear fixed interest rates of 6.88% and 6.92%, respectively. During March 2003, the joint venture acquired five properties located in Indiana aggregating 1.6 million square feet for approximately $40.4 million.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the equity method investments of the Company as of March 31, 2003 and December 31, 2002 (amounts in thousands):

	March 31, 2003	December 31, 2002

4 Points Associates, LLC	2,918	2,744
Keystone New Jersey Associates, LLC	17,812	17,826
Nocha LLC	27,247	27,154
BIT JV	23,166	—

Total Equity Method Investments in Real Estate Assets	71,143	47,724
Keystone Realty Services, Inc.	5,802	5,900

Total	$76,945	$53,624

     The following table summarizes the equity in income (loss) from equity method investments for the three-month periods ended March 31, 2003 and 2002 (amounts in thousands):

	For the three months ended March 31,

	2003	2002

4 Points Associates, LLC	$80	$—
Keystone New Jersey Associates, LLC	245	240
Nocha LLC	743	—
BIT JV	182	—
Keystone Realty Services, Inc.	(17)	(178)

Total	$1,233	$62

     In accordance with FIN 46, the CalEast JV, the BIT JV, 4 Points, the Nocha LLC investment and the Management Company were reviewed to determine if the entities were variable interest entities. The Company owns 20% interest in the CalEast JV and BIT JV and does not have decision-making authority over these ventures. Also, both venture has sufficient amounts of equity to not be considered variable interest entities. The 4 Points joint venture has sufficient amounts of equity to not be considered a variable interest entity and the Company has a 50% ownership stake in the entity. The Company does not have sole decision-making authority in 4 Points as all major decisions are jointly made by its members. The Company has a $27 million preferred equity investment in Nocha, LLC. The Company does not have control over major decisions related to its operations and the entity is sufficiently capitalized. The Company is continuing its review of the structure of these investments in order to determine whether any of these investments are variable interest entities which would be required to be consolidated after June 30, 2003. It is likely that the Management Company will be consolidated in 2003 as a result of this Interpretation.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Indebtedness

Variable Rate Indebtedness

     On March 31, 2003, the Company’s $125 million unsecured revolving credit facility (the “Credit Facility”) was increased to $185 million. Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility, which was originated in December 2001, has a term of three years with a one year extension available at the option of the Company. Interest is calculated based on a grid which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.875%. The interest rate on this facility was 3.18% at March 31, 2003. At March 31, 2003 and 2002, the Company had $170.4 million and $101.1 million, respectively, outstanding on the Credit Facility. The weighted average balance outstanding and weighted average interest rate for the three months ended March 31, 2003 and 2002 were $111.6 million and $96.5 million, and 3.39% and 3.45%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of March 31, 2003.

     In December 2002, the Company obtained a recourse loan of $24.1 million to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2004 and requires interest at LIBOR plus 1.95% (3.29% at March 31, 2003). The Company had approximately $4.6 million outstanding on this loan at March 31, 2003.

     In December 2000, the Company obtained a recourse loan of $37.0 million to construct two industrial buildings in New Jersey. This loan is collateralized by these properties, matured in April 2003, and requires interest at LIBOR plus 2.25% (4.5% at March 31, 2003). The Company had approximately $29.9 million outstanding on this loan at March 31, 2003. In April 2003, $15.7 million of this loan related to one of the buildings was refinanced with another lender and the remaining portion of the loan was extended until October 2003.

     The Company has a $10 million working capital facility which is secured by mortgage loans on three Properties and a lease assignment on another property. The facility matures in January 2005 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. Approximately $8.3 million and $6.5 million was outstanding under this facility at March 31, 2003 and 2002, respectively. The interest rate on this facility was 2.81% at March 31, 2003. The weighted average balance outstanding and weighted average interest rate for the three months ended March 31, 2003 and 2002 was $6.7 million and $6.5 million and 2.86% and 3.59%, respectively.

Fixed Rate Indebtedness

     Mortgage notes payable of $187.2 million and $316.9 million, excluding debt premiums, encumbered 20 and 47 of the properties at March 31, 2003 and 2002, respectively. At March 31, 2003, interest rates on the mortgage loans ranged from fixed rates of 6.89% to 8.41%. Mortgage notes had weighted average interest rates of 7.82% and 7.74% at March 31, 2003 and 2002, respectively. The maturities for these notes range from June 2004 through July 2013.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Preferred Share Offering

     On February 18, 2003, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Shares”) at $25.00 per share. The preferred shares can be redeemed at par at the election of the Company on or after February 19, 2008. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Company granted the underwriters an over-allotment option to purchase up to an additional 360,000 shares of its Series D Preferred Shares, and this option was exercised in full on February 21, 2003. The shares are traded on the NYSE under the symbol “KTRPrD.” The net proceeds of the offering were used to repay existing indebtedness outstanding under the Company’s credit facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

7. Segments

     The Company’s Chief Executive Officer and management assess and measure operating results based upon property level operating income within each of the Company’s business segments. The Company considers its reportable segments to be based on geographic regions. The other segment includes properties located in Ohio, New York and an investment in a direct financing lease. In 2002, the Company reported segment information to include property type and geographic categories grouped into industrial and office, and such information for prior periods has been presented on a consistent basis with the current segment components. In December 2002, the Company sold 19 office buildings in its New York Office Portfolio to Nocha, LLC, therefore the office segment has been reclassified into the other category in 2003 and 2002. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information, including those of the properties shown as discontinued operations, for the Company’s reportable segments is shown in the following table (in 000’s):

	REAL ESTATE RELATED REVENUES		PROPERTY LEVEL NET OPERATING INCOME (1)
	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2003	2002	2003	2002

New Jersey	$5,657	$4,124	$4,599	$3,417
Pennsylvania	8,594	6,637	7,105	5,731
Indiana	1,296	2,681	1,203	2,545
South Carolina	2,007	1,869	1,736	1,656
Other	1,777	10,209	1,168	7,307

Total	$19,331	$25,520	$15,811	$20,656

Less: Revenue from Discontinued Operations	—	(1,905)

Total Revenue Less Discontinued Operations	$19,331	$23,615

	CAPITAL EXPENDITURES		DEPRECIATION AND AMORTIZATION EXPENSE
	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2003	2002	2003	2002

New Jersey	$34	$30	$1,387	$940
Pennsylvania	271	111	1,960	1,493
Indiana	—	—	381	581
South Carolina	42	3	463	499
Other	66	533	289	1,793

Total	$413	$677	$4,480	$5,306

Less: Discontinued Operations			—	(157)

Total Less Discontinued Operations			$4,480	$5,149

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			PHYSICAL OCCUPANCY
	INVESTMENT IN REAL ESTATE,		FOR PERIOD ENDING
	AT COST (2)		MARCH 31, (3)

	2003	2002	2003	2002

New Jersey	$309,050	$208,695	95.0%	99.2%
Pennsylvania	304,904	230,326	94.4%	89.3%
Indiana	26,448	84,048	82.3%	98.8%
South Carolina	63,808	63,783	91.3%	88.4%
Other	43,732	42,551	98.0%	93.4%

Total	$747,942	$629,403	92.5%	93.6%

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Segment property level net operating income as shown above	$15,811	$20,656
Depreciation and amortization expense	(4,480)	(5,306)
General and administrative expense	(2,496)	(2,046)
Interest expense	(4,328)	(6,062)
Other Income (4)	412	423
Equity in income from equity method investments	1,233	62
Gains (losses) on sales of assets	3,221	(608)
Distributions to preferred unitholders	(1,268)	(1,446)
Minority interest of unitholders in Operating Partnership	(1,439)	(844)
Minority interest on discontinued operations	—	(370)
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,061)	(938)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$5,605	$3,521

(1)	Property Level Net Operating Income excludes depreciation and amortization expense. The Company believes that Property Level Net Operating Income is a useful measure of operating performance as it reflects the results of operations of properties before the effect of interest expense.

(2)	Amounts for 2002 are as of December 31, 2002.

(3)	Portfolio occupancy includes unconsolidated joint venture properties.

(4)	Amount consists of interest and other income not allocated to a specific business segment.

8. Dividends

     In January 2003, the Company declared a dividend of $0.325 per Common Share for the fourth quarter of 2002, which was paid on January 31, 2003 to shareholders of record on January 17, 2003.

     In April 2003, the Company declared a dividend of $0.325 per Common Share for the first quarter of 2003, which was paid on April 30, 2003 to shareholders of record on April 16, 2003. In April 2003, the Company declared a dividend of $0.45625 per share of Series D Cumulative Redeemable Preferred Stock, which was a partial dividend for the period of February 19, 2003 to April 30, 2003 and was paid on April 30, 2003 to shareholders of record on April 16, 2003.

     The Company and the Operating Partnership paid distributions to holders of Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a preferred return ranging from 9.0% to 9.75% of liquidation value. These distributions are paid on a quarterly basis. Distributions paid to holders of Convertible Preferred Stock and Convertible Preferred Units were approximately $1.6 million and $2.6 million, respectively, during the three months ended March 31, 2003 and 2002. In April 2003, the Company and the Operating Partnership paid distributions to the holders of Convertible Preferred Stock, Convertible Preferred Units and Redeemable Preferred Stock, which aggregated $2.9 million.

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

Results of Operations

     In our Annual Report on Form 10-K for the year ended December 31, 2002, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for long lived assets, revenue recognition, investments in unconsolidated joint ventures, cost capitalization and income tax and REIT compliance. We have not changed these policies from those previously disclosed in our annual report.

Comparison of the Three Months Ended March 31, 2003 and 2002

     The Company reported net income allocated to Common Shareholders for the quarter ended March 31, 2003 of $5.6 million, or $0.26 per diluted share, as compared with net income of $3.5 million, or $0.19 per diluted share for the quarter ended March 31, 2002. This increase in net income is primarily the result of a $3.2 million gain on sale of assets to the BIT JV in 2003, which excludes the gain related to the 20% ownership interest retained by the Company. Revenue, operating expenses and interest expense decreased as a result of $208 million of assets sales in 2002 and $90 million of assets sold to the BIT JV in February 2003 which effects were offset by reinvestment of sale proceeds into $195 million of industrial assets acquired primarily in the latter half of the first quarter of 2003.

     The decrease in rental revenues from $25.5 million in 2002 to $19.3 million in 2003, or 24.3%, along with the decline of $1.3 million, or 30.0%, in property operating expenses, respectively, is primarily the result of the disposition of assets in 2002 and the sale of assets to the BIT JV in the first quarter of 2003, net of the reinvestments in $195 million of industrial assets in 2003. General and administrative expenses increased by $450,000 primarily as a result of increased non-cash stock-based compensation expense. The $826,000 decrease in depreciation and amortization is a result of the asset sales net of reinvestment in acquired assets. The decrease of $1.7 million in interest expense is a result of the asset sales and overall decrease in debt levels from 2002 to 2003.

Same Store Results

     Same Store Properties include 84 properties owned as of December 31, 2001, and March 31, 2003 which aggregate 17.5 million square feet or approximately 79% of the Company’s net property operating income for the three-month period ended March 31, 2003. Management believes that the presentation of Same Store operating results is a useful disclosure as a measure of operating performance as it excludes operating results of properties acquired or sold during the period.

     Set forth below is a schedule comparing the property level net operating income, excluding straight-line rental income, for the Same Store Properties for the three-month period ended March 31, 2003 and 2002 (amounts in thousands).

	For the Period Ended March 31,

	2003	2002	% Change

Revenue
Rental revenue	$13,009	$13,118	(0.8)%
Tenant reimbursements	1,985	1,632	21.6%

Total rental revenue	$14,994	$14,750	1.7%

Operating Expenses
Property operating expenses	$1,025	$433	136.7%
Real estate taxes	1,586	1,517	4.5%

Total operating expenses	$2,611	$1,950	33.9%

Net operating income (“NOI”)	$12,383	$12,800	(3.3)%

Same Store NOI From Above	$12,383	$12,800
Non Same Store Property NOI	5,107	7,206
Less: Unconsolidated NOI	(1,267)	(686)

Property Level Net Operating Income (1)	$16,223	$19,320

Physical occupancy at period end	94.3%	94.1%	0.2%

Economic occupancy	92.1%	95.1%	(3.0)%

(1) The following table reconciles Property Level Net Operating Income in the Same Store Presentation above to the Consolidated Statements of Operations:

		For the Period Ended
		March 31,

		2003	2002

Total Revenue		$19,331	$23,615

Less:	Property Operating Expenses	1,187	1,807

	Real Estate Taxes	1,921	2,488

Property Level Net Operating Income, as shown above		$16,223	$19,320

Comparison of the Three Months Ended March 31, 2003 and 2002

     For the quarter, property level net operating income decreased by 3.3%, or $417,000 in comparison to the first quarter of 2002. Rental revenue decreased by 0.8% or $109,000 due to a decline in economic occupancy from 95.1% in 2002 to 92.1% in 2003. This was partially offset by rent increases in Pennsylvania and New Jersey. The decline in occupancy is primarily related to the 6402 Corporate Drive building in Indiana and the 2 Volvo Drive building in New Jersey. Same Store results were also negatively impacted by an increase in operating expenses of $592,000 during the quarter primarily due to an increase in insurance and snow removal expense, as well as expenses associated with decreased occupancy. This increase in operating expenses is partially offset by an increase of $353,000 in tenant reimbursements.

Segments

Comparison of the Three Months Ended March 31, 2003 and 2002

     Revenue decreased by approximately $4.3 million while property level net operating income (“NOI”) decreased by approximately $4.8 million in the three-month period ended March 31, 2003 as compared to the same period in 2002. Revenue and property level NOI decreased in Indiana and the Other segment as a result of property dispositions in 2002 and in Indiana as a result of sales in February 2003 to the BIT JV. Revenue and property level NOI increased in the Pennsylvania market as a result of property acquisitions in the fourth quarter of 2002 and both New Jersey and Pennsylvania increased in 2003 due to approximately $195 million of acquisitions which occurred primarily in the first quarter of 2003.

Liquidity and Capital Resources

Cash Flows

     Net cash provided by operating activities was $9.9 million in 2003 as compared to $7.6 million in 2002, an increase of 30.3%. This represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

     For the three months ended March 31, net cash used in investing activities was $138.7 million in 2003 as compared to net cash used in 2002 of $247,000. The increase in cash used is primarily the result of an increase in property acquisitions in 2003 as compared to 2002. Cash used in property acquisitions increased to $149.1 million in 2003 as a result of the Company acquisitions during the first quarter of 2003.

     Net cash provided by financing activities in the first three months of 2003 was $128.8 million as compared to net cash used in financing activities for the same period in 2002 of $7.3 million. The increase in net cash provided in 2003 as compared to 2002 is primarily a result of the proceeds from the Redeemable Preferred Stock offering in February 2003 and the increase of $69.3 million of borrowings under the Company’s Credit Facility.

Short and Long Term Liquidity

     Cash flow from operating activities is the Company’s principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain initial costs associated with the Company’s development activities. The Company also has a commitment to fund approximately $7.9 million of additional equity to the CalEast and BIT Joint Ventures. This equity will be funded as the joint ventures acquire additional properties. The Company jointly and severally guaranteed a $18.0 million recourse construction loan of 4 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 800,000 square foot distribution facility in AirTech Park in Indianapolis, Indiana in the first quarter of 2002. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan of a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees.

     In the first quarter of 2003, as further described in Note 6, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at $25 per share. The Company granted the underwriters an over-allotment option to purchase up to an additional 360,000 shares of its Series D Preferred Shares, which was exercised in full in February 2003. The net proceeds of $66.1 million were used to repay existing indebtedness outstanding under the Company’s credit facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

     The Company’s long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through the combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of certain real estate assets, (iii) the refinancing of maturing debt obligations; and (iv) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of March 31, 2003, the Company has issued approximately $252.5 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

Capitalization

     As of March 31, 2003, the Company had $187.2 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.8% and a weighted average maturity of 4.2 years. The Company has a $185 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank which expires on December 21, 2004. The Credit Facility has a term of three years with a one-year extension available at the option of the Company. Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company’s leverage at March 31, 2003, the rate was LIBOR + 1.875%. At March 31, 2003, the Company’s outstanding borrowings under this Credit Facility were $170.4 million at an interest rate of 3.18%. The Company has other variable rate debt, which aggregated approximately $42.8 million at March 31, 2003. At March 31, 2003, the Company’s variable rate debt was approximately 53.2% of total debt. The Company’s ratio of debt to undepreciated assets was 47.4% at March 31, 2003 as compared to 45.8% at December 31, 2002.

Preferred Stock Issuances

     In February 2003, the Company sold 2,760,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company used the net proceeds of approximately $66.1 million, after underwriters discount and offering expenses, to fund acquisitions of properties and pay down outstanding amounts from the Company’s credit facility. These shares have no stated maturity, are not convertible and are redeemable at the Company’s option after February 19, 2008.

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

     Management believes the presentation of FFO is a useful disclosure as a general measure of its operating performance in the real estate industry, although the Company’s FFO may not necessarily be comparable to similarly titled measures of operating performance for other REITs. Additionally, we believe FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

     FFO and cash flow information for each of the three month periods ended March 31, are summarized in the following tables (in 000’s):

	2003	2002

Funds from Operations: (Unaudited)
Net Income Allocated to Common Shareholders	$5,605	$3,521
Income Allocated to Preferred Shareholders	1,061	938
Minority Interest of Unitholders in Operating Partnership	1,439	1,214
Distributions to Preferred Unitholders	1,268	1,446
(Gains) Losses on Sales of Assets	(3,221)	608
Redeemable Preferred Stock Dividends	(695)	—
Depreciation and Amortization Related to Real Estate	4,480	5,306
Depreciation and Amortization Related to Joint Ventures	324	164

Funds from Operations	$10,261	$13,197

Cash Flow Information:
Cash flow provided by operating activities	$9,927	$7,555
Cash flow provided by investing activities	(138,745)	(247)
Cash flow used in financing activities	128,831	(7,305)

Net increase in cash and cash equivalents	$13	$3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other variable rate debt obligations, excluding debt obligations from the Company’s equity method investments in real estate ventures, represented approximately 53.2% of debt outstanding as of March 31, 2003. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.8% and 4.2 years, respectively, at March 31, 2003. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the three month period ended March 31, 2003, the Company’s interest expense for the three-month period ended March 31, 2003 would have been increased or decreased by approximately $279,000. Approximately $22.6 million of the Company’s debt, which has a weighted average interest rate of 3.9%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations.

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure. As of March 31, 2003, the Company does not have any derivative investments related to interest rate management.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c), under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. The Company’s principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company’s internal controls. Accordingly, no corrective actions have been taken.

PART II — OTHER INFORMATION

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Amendment to 1993 Ommbus Incentive Plan

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Chief Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the three month period ended March 31, 2003 and through May 14, 2003, the Company filed or furnished the following:

i.)	A Current Report on Form 8-K dated January 29, 2003 was furnished on January 29, 2003 (reporting under Items 7 and 9) regarding the Company’s fourth quarter 2002 supplemental information and press release.

ii.)	A Current Report on Form 8-K dated February 6, 2003 was filed on February 6, 2003 (reporting under Items 5 and 7) regarding the Company’s restated financial statements for 2001, 2000 and 1999.

iii.)	A Current Report on Form 8-K dated January 31, 2003 was filed on February 10, 2003 (reporting under Items 2, 5 and 7) regarding the Company’s acquisition of 2040 N. Union Street, the Upstate New York Disposition, probable acquisition of Capital Business Center and the probable disposition of the BIT JV properties.

iv.)	A Current Report on Form 8-K dated February 12, 2003 was filed on February 18, 2003 (reporting under Items 5 and 7) related to the Company’s Series D Cumulative Redeemable Preferred Stock Offering.

v.)	A Current Report on Form 8-K dated February 14, 2003 was filed on February 28, 2003 (reporting under Items 2 and 7) reporting the closing of the Capital Business Center acquisition and the BIT-JV.

vi.)	A Current Report on Form 8-K dated March 12, 2003 was filed on March 27, 2003 (reporting under Items 2 and 7) regarding the Company’s acquisition of the Berger Portfolio.

vii.)	A Current Report on Form 8-K date April 22, 2003 was furnished on April 23, 2003 (reporting under Items 7 and 9) regarding the Company’s first quarter 2003 supplemental information and press release.

SIGNATURES OF REGISTRANT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

Date:	May 14, 2003	By:	/s/ Jeffrey E. Kelter Jeffrey E. Kelter President and Chief Executive Officer
Date:	May 14, 2003	By:	/s/ Timothy E. McKenna Timothy E. McKenna Senior Vice President and Chief Financial Officer
Date:	May 14, 2003	By:	/s/ J. Peter Lloyd J. Peter Lloyd Vice President and Chief Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Jeffrey E. Kelter, the principal executive officer of Keystone Property Trust, certify that:

1.	I have reviewed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of Keystone Property Trust;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Jeffrey E. Kelter President & Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Timothy E. McKenna, the principal financial officer of Keystone Property Trust, certify that:

1.	I have reviewed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of Keystone Property Trust;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Timothy E. McKenna Chief Financial Officer