Form 10-Q
period 2003-06-30
KEYSTONE PROPERTY TRUST
filed 2003-08-14
CIK 906113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

     A total of 21,798,083 common shares of beneficial interest, par value $0.001 per share, of the registrant’s common equity were outstanding as of August 13, 2003.

KEYSTONE PROPERTY TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

Item 1.

KEYSTONE PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,

	2003	2002

	(unaudited)
ASSETS
INVESTMENT IN REAL ESTATE:
Land and land improvements	$111,748	$77,776
Buildings and improvements	606,324	411,396
Assets held for sale	—	85,622
Development and construction-in-progress	37,575	54,123
Investment in direct financing lease	260	486

	755,907	629,403
Less - Accumulated depreciation	(42,708)	(34,513)
Accumulated depreciation - assets held for sale	—	(4,919)

Total accumulated depreciation	(42,708)	(39,432)

Equity method investments in real estate ventures	71,502	47,724

Total investment in real estate, net	784,701	637,695
CASH AND CASH EQUIVALENTS	2,228	1,891
RESTRICTED CASH AND CASH ESCROWS	904	886
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $5,590 and $7,829 in 2003 and 2002, respectively, net of allowance for bad debts of $471 and $471 in 2003 and 2002, respectively	10,872	8,104
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,418 and $1,135 in 2003 and 2002, respectively	1,900	1,667
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, net of accumulated amortization of $4,437 and $2,518 in 2003 and 2002, respectively	14,285	4,813
EQUITY METHOD INVESTMENT IN MANAGEMENT COMPANY	6,141	5,900
OTHER ASSETS	6,296	5,139
OTHER ASSETS HELD FOR SALE	—	5,559

Total assets	$827,327	$671,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable and unsecured revolving credit facility, including unamortized premiums on assumed indebtedness of $4,578 and $154 in 2003 and 2002, respectively	$413,778	$286,100
Liabilities related to assets held for sale, including mortgage notes payable of $39,696 in 2002	—	40,813
Accounts payable	3,235	5,219
Dividends and distributions payable	2,139	1,079
Accrued interest payable	1,491	995
Acquired lease obligations	9,835	639
Accrued expenses and other liabilities	7,330	8,768
Deferred rent revenue	2,884	2,408

Total liabilities	440,692	346,021

MINORITY INTEREST, 5,444,226 and 5,621,308 units outstanding in 2003 and 2002, respectively	44,446	31,658
CONVERTIBLE PREFERRED UNITS	52,892	52,892
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 600,000 issued and outstanding in 2003 and 800,000 issued and 600,000 outstanding in 2002; liquidation preference of $20,000 in 2003 and 2002	1	1
Redeemable Preferred Stock, Series D; $.001 par value; 2,760,000 shares authorized and outstanding in 2003 and none issued and outstanding in 2002, liquidation preference of $69,000 in 2003	3	—
Common Shares, $.001 par value; 59,200,000 authorized; 21,787,933 and 21,355,609 shares issued and outstanding in 2003 and 2002, respectively	22	21
Additional paid-in capital	354,337	297,957
Loans to executives and employees to purchase Common Shares	(4,148)	(4,521)
Deferred compensation	(5,386)	(2,173)
Cumulative net income	32,756	24,063
Cumulative distributions	(88,288)	(74,265)

Total shareholders’ equity	289,297	241,083

Total liabilities and shareholders’ equity	$827,327	$671,654

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE:
Rents	$18,826	$21,508	$35,044	$41,777
Reimbursement revenue and other income	3,779	3,213	6,892	6,558

Total revenue	22,605	24,721	41,936	48,335

EXPENSES:
Property operating expenses	1,274	1,866	2,461	3,672
Real estate taxes	2,444	2,406	4,365	4,894
General and administrative	2,783	1,908	5,279	3,954
Depreciation and amortization	5,651	5,405	10,131	10,554
Interest expense	4,972	6,048	9,300	12,136

Total expenses	17,124	17,633	31,536	35,210

Income before equity in income from equity method investments, gains (losses) on sales of assets and discontinued operations	5,481	7,088	10,400	13,125
Equity in income from equity method investments	1,631	255	2,863	317
Gains (losses) on sales of assets	—	—	3,221	(430)

Income before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, discontinued operations and income allocated to preferred shareholders	7,112	7,343	16,484	13,012
Distributions to preferred unitholders	(1,268)	(1,446)	(2,536)	(2,892)
Minority interest of unitholders in Operating Partnership	(780)	(1,261)	(2,219)	(2,105)

Income from continuing operations	5,064	4,636	11,729	8,015
Discontinued operations:
Income from discontinued operations	—	188	—	1,638
Provision for asset impairment	—	(1,400)	—	(1,400)
Minority interest	—	311	—	(59)

	—	(901)	—	179
NET INCOME	$5,064	$3,735	$11,729	$8,194

INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,979)	(937)	(3,040)	(1,875)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$3,085	$2,798	$8,689	$6,319

EARNINGS PER COMMON SHARE — BASIC:
Net income per Common Share before discontinued operations	$0.14	$0.20	$0.40	$0.33
Discontinued operations	—	(0.05)	—	0.01

Net income per Common Share — Basic	$0.14	$0.15	$0.40	$0.34

EARNINGS PER COMMON SHARE — DILUTED:
Net income per Common Share before discontinued operations	$0.14	$0.20	$0.40	$0.33
Discontinued operations	—	(0.05)	—	0.01

Net income per Common Share — Diluted	$0.14	$0.15	$0.40	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the six months ended
	June 30,

	2003	2002

OPERATING ACTIVITIES:
Net income allocated to common shareholders	$8,689	$6,319
Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	10,131	11,064
Amortization of deferred financing costs	401	539
Amortization of debt premiums	(341)	(407)
Amortization of acquired leases to revenue	(458)	—
Amortization of deferred compensation costs and loan forgiveness on stock loans	768	180
(Gain) loss on sales of assets	(3,221)	430
Provision for asset impairment	—	1,400
Straight-line rental income	(1,031)	(1,291)
Decrease in investment in direct financing lease	225	195
Equity in income from equity method investments	(2,863)	(317)
Income allocated to preferred shareholders and preferred unitholders	5,576	4,767
Minority interest	2,219	2,164
Cash provided by (used in):
Accounts receivable	(1,791)	481
Other assets	(649)	19
Accounts payable, accrued expenses and other liabilities	(72)	(2,886)
Deferred rent revenue	32	(791)

Net cash provided by operating activities	$17,615	$21,866

INVESTING ACTIVITIES:
Properties and joint venture interests acquired	$(149,089)	$—
Restricted cash	(18)	36
Advances and capital contributions to equity method investments	(278)	(411)
Distributions from equity method investments	2,103	937
Development and construction-in-progress expenditures	(8,106)	(8,473)
Capital expenditures and tenant improvements	(2,100)	(2,088)
Payment of leasing commissions	(1,527)	(2,895)
Proceeds from sales of assets, net	14,312	5,739

Net cash (used in) investing activities	$(144,703)	$(7,155)

FINANCING ACTIVITIES:
Issuances of Common Shares due to options exercised	$484	$326
Issuances of Redeemable Preferred Stock, net of issuance costs	66,147	—
Dividends paid on Common Shares	(14,023)	(11,852)
Distributions paid on Convertible Preferred Stock and Convertible Preferred Units	(4,516)	(4,946)
Distributions paid on OP Units	(3,604)	(4,062)
Proceeds from mortgage notes payable	79,668	248
Repayment of mortgage notes payable	(78,010)	(6,663)
Net borrowings under Credit Facility	81,900	12,100
Payment of deferred financing costs and early debt retirement costs	(621)	(240)

Net cash provided by (used in) financing activities	$127,425	$(15,089)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$337	$(378)
CASH AND CASH EQUIVALENTS, beginning of period	1,891	1,975

CASH AND CASH EQUIVALENTS, end of period	$2,228	$1,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$8,839	$10,115

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) which was organized as a Maryland real estate investment trust in 1999. The majority of the Company’s properties are owned, directly or indirectly, by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of June 30, 2003, the Company owned interests in 117 industrial properties, one office property and an investment in a direct financing lease aggregating approximately 26.7 million square feet (the “Properties”), with 25 of the Properties being owned through joint venture entities. The Properties are located in Central Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio and Greenville, South Carolina and had an overall physical occupancy of 92.6% as of June 30, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

Principles of Consolidation

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 75% at June 30, 2003. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Real Estate

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 maintains fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This Statement requires that, subsequent to January 1, 2002, the operations related to properties that have been sold or classified as held for sale be presented as discontinued operations in the statement of operations for all periods presented except for properties in which the Company will have significant continuing involvement.

     In accordance with SFAS No. 141, “Business Combinations,” The Company allocates purchase price for properties to the net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid under the in-place leases and the Company’s estimate of the fair market lease rates for the in-place leases measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases. The capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases. The aggregate value of other intangibles acquired is measured based on the difference between the property valued with in-place leases adjusted to market rates and the property valued as if it was vacant. Intangible assets associated with the origination value of the in-place leases are amortized over the life of the related lease to amortization expense. Also, the Company allocates purchase price to the intangible asset related to the contract value of the in-place leases which is the value associated with the carrying costs during the expected lease-up periods considering market conditions and the estimates of lost rental revenues at market rates during the expected lease-up periods. Intangible assets associated with the contract value of the in-place leases are amortized over the life of the related lease to amortization expense.

     As of December 31, 2002, the Company had negotiated, and had Board of Trustees approval of, a transaction to form a joint venture with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust (“AFL-CIO”) to own industrial warehouse properties (the “BIT JV”). The Company expected to sell six properties and contribute two properties to the BIT JV in early 2003 upon the formation of the joint venture. Accordingly, the Company classified these assets as held for sale in the fourth quarter of 2002, in accordance with SFAS 144. In February 2003, the Company completed the formation of the BIT JV and transferred these properties for a price of $90.3 million and recognized a partial gain on sale upon consummation of this transaction of $3.2 million, which excluded the gain related to the 20% ownership interest retained by the Company. These assets are not reported as discontinued operations since the Company has retained an equity method investment in the BIT JV. The Company reports its continuing investment in accordance with the equity method of accounting (See Note 3).

     The Company recorded a $1.4 million provision for impairment for one of the New York office properties in the second quarter of 2002. This property was sold in July 2002 for approximately $7.0 million which was $1.4 million less than the property’s carrying value. The operating results for this property and the impairment provision are presented in discontinued operations in the Consolidated Statements of Operations.

Capitalization Policy

     The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During the six months ended June 30, 2003 and 2002, the Company capitalized $1.4 million and $2.3 million, respectively, of interest costs for construction and development in progress which includes $237,000 and $410,000 that relates to interest funded through construction loans or paid in cash for the periods, respectively. The Company capitalized $1.2 million and $1.2 million, respectively, of payroll costs for construction and development in progress during the six months ended June 30, 2003 and 2002.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

     The Company reports Earnings per Share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

	For the three months ended June 30,

	2003		2002

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$5,064	$5,064	$4,636	$4,636
Loss from discontinued operations	—	—	(901)	(901)
Minority interest of unitholder in Operating Partnership	—	780	—	950
Income allocated to preferred shareholders	(1,979)	(1,979)	(937)	(937)

Net income allocated to common shareholders	$3,085	$3,865	$2,798	$3,748

Weighted average number of common shares outstanding	21,709,549	21,709,549	18,618,724	18,618,724
Weighted average OP Units outstanding(1)	—	5,487,737	—	6,317,462
Options outstanding(2)	—	274,850	—	127,115

Total weighted average shares outstanding	21,709,549	27,472,136	18,618,724	25,063,301

Earnings per Common Share:
Continuing operations	$0.14	$0.14	$0.20	$0.20
Discontinued operations	—	—	(0.05)	(0.05)

	$0.14	$0.14	$0.15	$0.15

	For the six months ended June 30,

	2003		2002

	Basic	Diluted	Basic	Diluted

Income from continuing operations	$11,729	$11,729	$8,015	$8,015
Income from discontinued operations	—	—	179	179
Minority interest of unitholder in Operating Partnership	—	2,219	—	2,164
Income allocated to preferred shareholders	(3,040)	(3,040)	(1,875)	(1,875)

Net income allocated to common shareholders	$8,689	$10,908	$6,319	$8,483

Weighted average number of common shares outstanding	21,584,368	21,584,368	18,518,421	18,518,421
Weighted average OP Units outstanding(1)	—	5,519,767	—	6,334,524
Options outstanding(2)	—	221,467	—	80,820

Total weighted average shares outstanding	21,584,368	27,325,602	18,518,421	24,933,765

Earnings per Common Share:
Continuing operations	$0.40	$0.40	$0.33	$0.33
Discontinued operations	—	—	0.01	0.01

	$0.40	$0.40	$0.34	$0.34

1)	Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were antidilutive at June 30, 2003 and 2002.

2)	Computed in accordance with the treasury stock method.

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

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). The Company adopted SFAS 148 in 2002 and has modified the disclosures for stock-based compensation to reflect the additional requirements of this statement. On January 1, 2003, the Company adopted the fair value recognition provision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” utilizing the prospective transition method for all awards granted, modified or settled after January 1, 2003. Accordingly, compensation cost has been recognized for the Company’s stock option plans in 2003 of $253,000. Awards of stock options and restricted stock are expensed as compensation on a current basis over the service period.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	For the three month period ended		For the six month period ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$3,085	$2,798	$8,689	$6,319
Add: Stock-based employee compensation expense included in reported net income	357	233	866	467
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(445)	(730)	(1,042)	(1,460)
Minority interest of unitholders in Operating Partnership	18	126	36	253

Pro forma net income	$3,015	$2,427	$8,549	$5,579

Earnings per share:
Basic – as reported	$0.14	$0.15	$0.40	$0.34

Basic – pro forma	$0.14	$0.13	$0.39	$0.30

Diluted – as reported	$0.14	$0.15	$0.40	$0.34

Diluted – pro forma	$0.14	$0.13	$0.39	$0.30

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     Certain amounts in the June 30, 2002 consolidated financial statements have been reclassified in order to conform with the presentation in the June 30, 2003 consolidated financial statements. The Company has adopted SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective January 1, 2003, and reclassified its previously reported extraordinary items related to early debt extinguishment as interest expense. There were no extraordinary items recorded during the three-month periods ending June 30, 2003 and 2002; therefore, this reclassification does not apply to those periods.

     The following table summarizes the reclassification of extraordinary items:

	For the six month period ended
	June 30,

	2003	2002

Interest expense, as previously reported	$9,300	$11,958
Extraordinary item	—	178

Interest expense, as reported	$9,300	$12,136

Impact of New Accounting Pronouncements

     On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) as an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) that requires that variable interest entities be consolidated in the financial statements of the primary beneficiary and disclosed for all holders of a significant variable interest entity. The interpretation is effective immediately for all variable interest entities created after January 31, 2003. For publicly traded companies, consolidation of the variable interest entities created before February 1, 2003 is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. Based on FIN 46, it is likely that the Company will consolidate the Management Company in 2003 as a result of this Interpretation. The Company has initially reviewed and is continuing to review whether any of its other investments in unconsolidated affiliates are variable interest entities under this Interpretation as of June 30, 2003. As a result of its initial review, the Company believes that the impact of adopting this Interpretation will not be material to its Statement of Shareholders’ Equity or Consolidated Results of Operations (See Note 4).

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. The impact of adopting SFAS 150 will not be material to the Company’s Statement of Shareholders’ Equity or Consolidated Results of Operations.

3. Acquisitions and Dispositions of Real Estate Investments

2003 Transactions

Acquisitions

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the six months ended June 30, 2003, the Company acquired the following properties (in 000’s, except square footage):

							Intangible Assets

					Building and	Value of	Above Market	Below Market	Total
Seller/Property	State	Acquisition Date	Square Footage	Land(1)(2)	Improvements(1)(2)	In-Place Leases	Leases	Leases	Purchase Price

2040 N. Union Road	PA	1/3/2003	507,000	3,289	18,646	835	—	350	22,420
Capital Business Centers	PA	2/7/2003	1,600,000	7,056	40,106	2,019	192	1,314	48,059
201 Fulling Mill Road	PA	2/26/2003	500,671	3,493	19,891	714	—	257	23,841
Berger Portfolio	NJ	3/12/2003	1,900,000	16,639	94,642	3,734	1,317	7,192	109,140

Total			4,507,671	$30,477	$173,285	$7,302	$1,509	$9,113	$203,460

(1) Amount includes increase from debt premiums for 201 Fulling Mill Road and 2040 North Union Street.

(2) Amounts include costs that were capitalized at acquisition.

Dispositions

     In the fourth quarter of 2002, the Company had negotiated, and its Board of Trustees had approved, the joint venture with the BIT JV. Accordingly, the Company classified these assets as held for sale in accordance with SFAS 144. These assets are not reported as discontinued operations since the Company is retaining an equity method investment in the BIT JV.

     In February 2003, the Company entered into a joint venture agreement with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust forming the BIT JV, to own industrial warehouse properties. The Company sold six properties and contributed two properties located in New Jersey, Indiana and Pennsylvania consisting of approximately 2.0 million square feet to the joint venture at a price of $90.3 million which resulted in a gain of approximately $3.2 million related to the ownership interests sold by the Company. In addition to its retained 20% equity interest, the Management Company is the exclusive acquisition and management agent of the properties owned by the BIT JV. This disposition did not qualify for discontinued operations accounting treatment.

2002 Transactions

Acquisitions

     During 2002, the Company acquired three industrial properties located in Pennsylvania aggregating 1.1 million square feet and 34 acres of land in New Jersey and Pennsylvania for an aggregate purchase price of approximately $44.3 million.

Dispositions

     On December 13, 2002, the Company disposed of its New York office and industrial portfolio and other industrial properties in a sale to Nocha, LLC and recorded a $31.1 million loss on this sale. The loss on the sale of these assets was the result of the Company’s decision to sell the New York office properties on an accelerated basis as a portfolio and not on an individual asset basis in addition to a general decline in interest from investors in office properties in the Upstate New York market. The disposition consisted of 34 properties totaling 3.9 million square feet, which included 19 office properties (1.3 million square feet) and 15 industrial properties (2.6 million square feet). Total consideration for this disposition was approximately $178.3 million, of which Nocha, LLC assumed approximately $106 million of fixed rate mortgage debt with an average interest rate of 7.68%. The Company also repaid approximately $17.5 million of variable rate debt under the Company’s $125 million unsecured revolving credit facility with the proceeds of the disposition. Approximately $17.2 million of net proceeds were deposited into 1031 exchange cash accounts to fund future acquisitions. The remaining net proceeds were used to pay closing costs of the transaction. The Company retained a $27 million preferred equity investment in the portfolio, which earns an 11% preferred return, and accounts for this investment on the equity method. As a result, this disposition did not qualify for discontinued operations accounting treatment.

     In the third quarter of 2002, the Company sold four industrial properties and one office property which aggregated 399,279 square feet and 66,000 square feet, respectively, for an aggregate selling price of $23.7 million and a net gain of $1.1 million. As a result of these sales, these properties were reported as discontinued operations in the consolidated statement of operations for 2002.

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

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Revenue	$—	$767	$—	$2,671
Property operating expenses	—	(149)	—	(294)
Interest expense	—	(250)	—	(402)
Depreciation and amortization expense	—	(180)	—	(337)
Provision for asset impairment	—	(1,400)	—	(1,400)
Minority interest	—	311	—	(59)

Income (loss) from discontinued operations	$—	$(901)	$—	$179

Assets Held for Sale

     The Company accounts for properties as assets held for sale when a commitment has been made to a formal plan of disposition and the assets are available for sale in their present condition subject only to terms that are usual and customary for sales of such assets. Management also evaluates the applicable criteria to determine when actions required to complete the plan are reasonable and that a sale within one year is probable. The Company reports its assets held for sale at the lower of carrying value or fair value less the cost to sell the related asset.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Operating Results

     The following unaudited pro forma financial information of the Company for the six months ended June 30, 2003 and 2002 gives effect to the properties acquired and sold through June 30, 2003 as if these purchases and sales had occurred on January 1, 2002.

	Three months ended June 30,		Six months ended June 30,
	(in 000’s except per share data)		(in 000’s except per share data)

Unaudited	2003	2002	2003	2002

Pro forma total revenue	$22,605	$20,898	$42,567	$40,409
Pro forma net income allocated to Common Shares	$3,085	$4,038	$5,606	$6,602
Pro forma net income per Common Share - Basic	$0.14	$0.22	$0.26	$0.36
Pro forma net income per Common Share - Diluted	$0.14	$0.22	$0.26	$0.36

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2002, nor do they purport to represent the future results of the Company.

Construction-In-Progress

     During 2000, the Company began construction of two distribution facilities (Cranbury West Phase II and Cranbury East Phase I) aggregating approximately 1.0 million square feet in New Jersey. The Cranbury West facility was placed into service in the third quarter of 2002 and is 100% leased. In April 2003, the Cranbury East Phase I building, which totals 500,000 square feet, was placed in service and is 43% leased as of June 30, 2003.

     During 2002, the Company purchased 26 acres of land at Greenville Yards in Jersey City, NJ, and commenced construction on two industrial buildings which are expected to aggregate approximately 522,000 square feet at an expected cost of approximately $33 million. At June 30, 2003, approximately $37.6 million is included in development and construction-in-progress related to this construction project and other development projects.

4. Equity Method Investments

Keystone Realty Services, Inc.

     The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The voting stock of the Management Company is owned by the Company’s President and Chief Executive Officer, the Company’s Chairman of its Board of Trustees and certain of his relatives, and another shareholder who is not affiliated with the Company. The Management Company is responsible for various activities related to the management of properties owned by third parties (including the CalEast JV and BIT JV), as well as providing other real estate related services for third parties.

Indianapolis Joint Ventures

     In December 1998, the Company entered into an agreement with Browning Investments, Inc. (“Browning”) to develop 491 acres of land located in AirTech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2008 to develop distinct land parcels in AirTech Park through joint ventures in which the Company will have a 50% non-controlling interest. For 60 days following the occurrence of (a) January 1, 2004 and each January thereafter through and including January 1, 2009, (b) a change in control of the Company; or (c) the date the Company acquires a 50% interest in at least 75% of the AirTech Park land, Browning has an option to put a 50% interest in the remaining undeveloped AirTech land to the Company at a price to be determined in accordance with the Option Agreement. In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC, a joint venture with Browning (“4 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 799,344 square feet located in AirTech Park. 4 Points obtained an $18.0 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. 4 Points commenced the construction of this facility in June 2001 and

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construction was completed in the first quarter of 2002. The distribution facility is 100% leased as of June 30, 2003. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan of a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only need to be funded if the borrowing entity defaulted and was not able to cure its default.

Keystone New Jersey Associates, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated 2.1 million square feet to a joint venture between the Company and CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) (the “CalEast JV”) at a value of approximately $103.8 million. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. This joint venture was formed to own, operate and develop industrial property and is 80% owned by CalEast Industrial Investors, LLC and 20% owned by the Company. The Company may fund approximately $7.9 million of additional equity to this joint venture. The Management Company and the Operating Partnership act as the joint venture’s exclusive acquisition, management and leasing agent. In April 2001, this joint venture acquired an 812,739 square foot industrial property with a developable pad site for approximately $32.3 million. During 2002, this joint venture acquired three industrial properties totaling 353,097 square feet for approximately $21.1 million.

Nocha, LLC

     In December 2002, the Company disposed of 19 office buildings and 15 industrial buildings (“New York Office Portfolio”) for $178.3 million in a sale to Nocha, LLC. As a result of the sale, the Company retained a $27 million preferred equity investment in this entity which earns an 11% preferred return and reports this investment on the equity method.

BIT JV

     In February 2003, the Company sold six properties and contributed two properties located in Indiana, Pennsylvania and New Jersey which aggregated 2.0 million square feet to the BIT JV at a value of approximately $90.3 million. This joint venture was formed to own, operate and develop industrial properties and is 80% owned by Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust and 20% owned by the Company. The Management Company is the exclusive acquisition and management agent for the joint venture. The venture assumed $20.9 million of mortgage loans on two properties which mature in 2004 and 2013 and bear fixed interest rates of 6.88% and 6.92%, respectively. During March 2003, the joint venture acquired five properties located in Indiana aggregating 1.6 million square feet for approximately $40.4 million. The Company has a commitment to fund approximately $2.8 million of additional equity to this joint venture.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the equity method investments in real estate ventures of the Company as of June 30, 2003 and December 31, 2002 (amounts in thousands):

	June 30, 2003	December 31, 2002

4 Points	$2,945	$2,744
CalEast JV	18,039	17,826
Nocha LLC	27,350	27,154
BIT JV	23,168	—

Total	$71,502	$47,724

     The following table summarizes the equity in income from equity method investments for the three-and six-month periods ended June 30, 2003 and 2002 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

4 Points	$101	$—	$181	$—
CalEast JV	227	202	472	442
Nocha LLC	742	—	1,485	—
BIT JV	416	—	598	—
Management Co.	145	53	127	(125)

Total	$1,631	$255	$2,863	$317

     In accordance with FIN 46, the CalEast JV, the BIT JV, 4 Points, the Nocha LLC investment and the Management Company were reviewed to determine if the entities were variable interest entities. The Company owns a 20% interest in the CalEast JV and BIT JV and does not have sole decision-making authority over these ventures. Also, both ventures are sufficiently capitalized to not be considered variable interest entities. The 4 Points joint venture has sufficient amounts of equity to not be considered a variable interest entity and the Company has a 50% ownership stake in the entity. The Company does not have sole decision-making authority in 4 Points as all major decisions are jointly made by its members. The Company has a $27 million preferred equity investment in Nocha, LLC. The Company does not have control over major decisions related to Nocha LLC’s operations and the entity is sufficiently capitalized. The Company’s preliminary conclusions are that these entities are not variable interest entities. However, the Company is continuing its review of the structure of these investments in order to determine whether any of these investments are variable interest entities which would be required to be consolidated after June 30, 2003. It is likely that the Management Company will be consolidated in 2003 as a result of FIN 46.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Indebtedness

Variable Rate Indebtedness

     On March 31, 2003, the Company’s $125 million unsecured revolving credit facility (the “Credit Facility”) was increased to $185 million. Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility, which was originated in December 2001, has a term of three years with a one year extension available at the option of the Company. Interest is calculated based on a grid which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.875%. The interest rate on this facility was 3.02% at June 30, 2003. At June 30, 2003 and 2002, the Company had $179.4 million and $105.1 million, respectively, outstanding on the Credit Facility. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 2003 and 2002 were $144.3 million and $100.4 million, and 3.30% and 3.47%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of June 30, 2003.

     In December 2002, the Company obtained a recourse loan of $24.1 million to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2004 and requires interest at LIBOR plus 1.95% (3.27% at June 30, 2003). The Company had approximately $6.5 million outstanding on this loan at June 30, 2003.

     In December 2000, the Company obtained a recourse loan of $37.0 million to construct two industrial buildings in New Jersey. This loan was collateralized by these properties and requires interest at LIBOR plus 2.25% (4.5% at June 30, 2003). In April 2003, $15.7 million of this loan relating to one of the buildings was refinanced and the remaining portion of the loan with a balance of $14.3 million was extended until October 2003. The Company expects to refinance this loan prior to its maturity.

     The Company has a $10.0 million working capital facility which is secured by mortgage loans on three Properties and a lease assignment on another property. The facility, which matured in April 2003, is in the process of being extended until January 2005 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. Approximately $6.5 million was outstanding under this facility at both June 30, 2003 and 2002, respectively. The interest rate on this facility was 2.50% at June 30, 2003. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 2003 and 2002 was $6.7 million and $6.5 million and 2.86% and 3.45%, respectively.

Fixed Rate Indebtedness

     Mortgage notes payable of $186.5 million and $195.0 million, excluding debt premiums, encumbered 20 and 21 of the properties at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, interest rates on the mortgage loans ranged from fixed rates of 6.89% to 8.41%. Mortgage notes had weighted average interest rates of 7.82% and 7.49% at June 30, 2003 and December 31, 2002, respectively. The maturities for these notes range from October 2004 through December 2010.

6. Preferred Share Offering

     On February 18, 2003, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Shares”) at $25.00 per share. The preferred shares can be redeemed for cash at par at the election of the Company on or after February 19, 2008. These securities have no stated maturity, sinking fund or mandatory redemption requirements and are not convertible into any other securities of the Company. The Company granted the underwriters an over-allotment option to purchase up to an additional 360,000 shares of its Series D Preferred Shares, and this option was exercised in full on February 21, 2003. The shares are traded on the New York Stock Exchange under the symbol “KTRPrD.” The net proceeds of the offering were used to repay existing indebtedness outstanding under the Credit Facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Segments

     The Company’s Chief Executive Officer and management assess and measure operating results based upon property level operating income within each of the Company’s business segments. The Company considers its reportable segments to be based on geographic regions. The “Other” segment includes properties located in Ohio, New York and an investment in a direct financing lease. In 2002, the Company reported segment information to include property type and geographic categories grouped into industrial and office, and such information for prior periods has been presented on a consistent basis with the current segment components. In December 2002, the Company sold 19 office buildings in its New York Office Portfolio to Nocha, LLC; therefore, the office segment has been reclassified into the “Other” category in 2003 and 2002. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information, including those of the properties shown as discontinued operations, for the Company’s reportable segments is shown in the following table (in 000’s):

	INVESTMENT IN REAL ESTATE,
	AT COST (1)

	2003	2002

New Jersey	$317,675	$208,695
Pennsylvania	304,291	230,326
Indiana	26,467	84,048
South Carolina	63,860	63,783
Other	43,614	42,551

Total	$755,907	$629,403

	REAL ESTATE RELATED REVENUES		REAL ESTATE RELATED REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

New Jersey	$8,426	$4,350	$14,083	$8,474
Pennsylvania	10,212	6,670	18,806	13,307
Indiana	411	3,038	1,707	5,719
South Carolina	1,736	1,874	3,743	3,743
Other	1,820	9,556	3,597	19,764

Total	$22,605	$25,488	$41,936	$51,007

Less: Revenue from Discontinued Operations	—	(767)	—	(2,671)

Total Revenue Less Discontinued Operations	$22,605	$24,721	$41,936	$48,336

	PROPERTY LEVEL NET OPERATING		PROPERTY LEVEL NET OPERATING
	INCOME (2)		INCOME (2)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

New Jersey	$6,761	$3,652	$11,360	$7,069
Pennsylvania	8,793	5,818	15,898	11,554
Indiana	343	2,953	1,546	5,498
South Carolina	1,484	1,683	3,220	3,339
Other	1,149	6,118	2,317	13,420

Total	$18,530	$20,224	$34,341	$40,880

Less: NOI from Discontinued Operations	—	(618)	—	(2,377)

Total NOI Less Discontinued Operations	$18,530	$19,606	$34,341	$38,503

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CAPITAL EXPENDITURES		CAPITAL EXPENDITURES
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30,

	2003	2002	2003	2002

New Jersey	$537	$321	$571	$351
Pennsylvania	931	172	1,202	283
Indiana	16	—	16	—
South Carolina	100	14	142	17
Other	49	1,038	115	1,571

Total	$1,633	$1,545	$2,046	$2,222

	DEPRECIATION AND AMORTIZATION		DEPRECIATION AND AMORTIZATION
	EXPENSE		EXPENSE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30,

	2003	2002	2003	2002

New Jersey	$1,956	$1,014	$3,343	$1,954
Pennsylvania	2,264	1,486	4,224	2,979
Indiana	169	705	550	1,286
South Carolina	472	494	935	993
Other	790	1,886	1,079	3,679

Total	$5,651	$5,585	$10,131	$10,891

Less: Discontinued Operations	—	(180)	—	(337)

Total Less Discontinued Operations	$5,651	$5,405	$10,131	$10,554

	PHYSICAL OCCUPANCY
	SIX MONTHS ENDED
	JUNE 30, (3)

	2003	2002

New Jersey	93.9%	98.5%
Pennsylvania	94.1%	92.2%
Indiana	92.5%	92.6%
South Carolina	84.7%	93.0%
Other	91.0%	92.2%

Total	92.6%	94.2%

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Segment property level net operating income as shown above	$18,530	$19,606	$34,341	$38,503
Depreciation and amortization expense	(5,651)	(5,405)	(10,131)	(10,554)
General and administrative expense	(2,783)	(1,908)	(5,279)	(3,954)
Interest expense	(4,972)	(6,048)	(9,300)	(12,136)
Other income (4)	357	843	769	1,266
Equity in income from equity method investments	1,631	255	2,863	317
Gains (Losses) on sales of assets	—	—	3,221	(430)
Distributions to preferred unitholders	(1,268)	(1,446)	(2,536)	(2,892)
Minority interest of unitholders in Operating Partnership	(780)	(1,261)	(2,219)	(2,105)
Income from discontinued operations	—	(1,212)	—	238
Minority interest on discontinued operations	—	311	—	(59)
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,979)	(937)	(3,040)	(1,875)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$3,085	$2,798	$8,689	$6,319

(1)	Amounts for 2002 are as of December 31, 2002.

(2)	Property Level Net Operating Income excludes depreciation and amortization expense. The Company believes that Property Level Net Operating Income is a useful measure of operating performance because it provides investors with useful information reflecting the results of operations of the Company’s properties before the effect of interest expense.

(3)	Portfolio occupancy includes unconsolidated joint venture properties.

(4)	Amount consists of interest and other income not allocated to a specific business segment.

8. Dividends

     In January 2003, the Company declared a dividend of $0.325 per Common Share for the fourth quarter of 2002, which was paid on January 31, 2003 to shareholders of record on January 17, 2003.

     In April 2003, the Company declared a dividend of $0.325 per Common Share for the first quarter of 2003, which was paid on April 30, 2003 to shareholders of record on April 16, 2003. In April 2003, the Company declared a dividend of $0.45625 per share of Series D Cumulative Redeemable Preferred Stock, which was a partial dividend for the period from February 19, 2003 to April 30, 2003 and was paid on April 30, 2003 to shareholders of record on April 16, 2003.

     In July 2003, the Company declared a dividend of $0.33 per Common Share for the second quarter of 2003, which was paid on July 31, 2003 to shareholders of record on July 17, 2003. In July 2003, the Company declared a dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the second quarter of 2003, which was paid on July 31, 2003 to shareholders of record on July 17, 2003.

     The Company and the Operating Partnership paid distributions to holders of Series C Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a preferred return ranging from 9.0% to 9.75% of liquidation value. These distributions are paid on a quarterly basis. Distributions paid to holders of Series C Convertible Preferred Stock and Convertible Preferred Units were approximately $4.5 million and $4.7 million, respectively, during the six months ended June 30, 2003 and 2002. In July 2003, the Company and the Operating Partnership paid distributions to the holders of Series C Convertible Preferred Stock, Convertible Preferred Units and Series D Redeemable Preferred Stock, which aggregated to $3.2 million.

     In July 2003, the SEC clarified EITF Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“Topic D-42”) which establishes standards for how to calculate the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock. The clarification of Topic D-42 should be reflected retroactively in the first fiscal period ending after September 15, 2003. The Company is continuing its review of this topic and will adopt this standard for the period ended September 30, 2003. The amount of issuance costs related to a redemption in 2002 was approximately $215,000.

9. Subsequent Events

     In July 2003, the Company acquired a 50% interest in 5 Points Associates, LLC (“5 Points”), a joint venture with Browning, which is an entity that was formed to develop and construct an approximately 813,000 square foot distribution facility located at Airtech Park in Indianapolis, Indiana. 5 Points began construction of the facility in the third quarter of 2003.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations

     In our Annual Report on Form 10-K for the year ended December 31, 2002, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for consolidation, long lived assets, revenue recognition, investments in unconsolidated joint ventures, cost capitalization and income tax and REIT compliance. We have not changed these policies from those previously disclosed in our annual report.

Comparison of the Three Months Ended June 30, 2003 and 2002

     The Company reported net income allocated to common shareholders for the quarter ended June 30, 2003 of $3.1 million, or $0.14 per diluted share, as compared with net income of $2.8 million, or $0.15 per diluted share for the quarter ended June 30, 2002. This increase in net income is primarily the result of a $1.4 million provision for asset impairment that was recorded in 2002.

     The decrease in rental revenues from $24.7 million in 2002 to $22.6 million in 2003, or 8.6%, along with the decline of $554,000, or 13.0%, in property operating expenses, including real estate taxes, is primarily the result of the disposition of assets in 2002 and the sale and contribution of assets to the BIT JV in the first quarter of 2003, net of the impact of the reinvestment of these proceeds into $195 million of industrial assets in 2003. General and administrative expenses increased by $875,000 primarily as a result of increased non-cash stock-based compensation expense, higher professional fees and increased Director and Officer insurance expenses. The decrease of $1.1 million, or 17.8%, in interest expense is a result of the asset sales, the decrease in the variable interest rate on the Credit Facility and the overall decrease in debt levels from 2002 to 2003, as the ratio of debt to undepreciated assets was 47.6% at June 30, 2003 as compared to 50.3% at June 30, 2002. The increase in equity in income from equity method investments from $255,000 in 2002 to $1.6 million in 2003 is primarily the result of earnings from the BIT JV of $416,000 and equity in income from Nocha, LLC of $742,000. The Company entered into the BIT JV in 2003 and obtained its equity interest in Nocha, LLC in December 2002. The Company’s income allocated to preferred shareholders increased from $937,000 in 2002 to $2.0 million in 2003 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003, partially offset by the repurchase of the Company’s Series A and Series C Convertible Preferred Stock in 2002.

Comparison of the Six Months Ended June 30, 2003 and 2002

     The Company reported net income allocated to common shareholders for the six months ended June 30, 2003 of $8.7 million, or $0.40 per diluted share, as compared with net income of $6.3 million, or $0.34 per diluted share for the quarter ended June 30, 2002. This increase in net income is primarily the result of the $3.2 million gain on sales of assets in 2003 compared to a $430,000 loss on sales of assets for the same period in 2002. Additionally, the Company recorded a $1.4 million provision for asset impairment, for a property included in discontinued operations in 2002.

     The decrease in rental revenues from $48.3 million in 2002 to $41.9 million in 2003, or 13.2%, along with the decline of $1.7 million, or 20.3%, in property operating expenses, including real estate taxes, is primarily the result of the disposition of assets in 2002

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the sale and contribution of assets to the BIT JV in the first quarter of 2003, net of the impact of the reinvestment of these proceeds into $195 million of industrial assets in 2003. General and administrative expenses increased by $1.3 million primarily as a result of increased non-cash stock-based compensation expense, higher professional fees and increased director and officer insurance expenses. The $423,000 decrease in depreciation and amortization is a result of the asset sales in 2002 and 2003. The decrease of $2.8 million in interest expense is a result of debt repaid or assumed by the buyer related to the asset sales, the decrease in the variable interest rate on the Credit Facility and the overall decrease in debt levels from 2002 to 2003. The increase in equity method investments income from $317,000 to $2.9 million is primarily the result of earnings from the BIT JV of $598,000 and equity in income from Nocha LLC of $1.5 million. The Company entered into the BIT JV in 2003 and obtained its equity interest in Nocha LLC in December 2002. The Company’s income allocated to preferred shareholders increased from $1.9 million in 2002 to $3.0 million in 2003 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003, partially offset by the repurchase of the Company’s Series A and Series C Convertible Preferred Stock in 2002.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Same Store Results

     Same Store Properties include 81 industrial properties and one office property owned as of June 30, 2003, which aggregate 17.3 million square feet or approximately 59.9% of the Company’s net property operating income for the three-and six-month periods ended June 30, 2003. Management believes that the presentation of Same Store operating results is a useful disclosure as a measure of operating performance as it excludes operating results of properties acquired or sold during the periods.

     Set forth below is a schedule comparing the property level net operating income, excluding straight-line rental income, for the Same Store Properties for the three-and six-month periods ended June 30, 2003 and 2002 (amounts in 000’s).

	For the Three Month Period Ended June 30,			For the Six Month Period Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Revenue
Rental revenue	$11,380	$11,600	(1.9)%	$24,389	$24,719	(1.3)%
Tenant reimbursements	1,759	1,418	24.0%	3,744	3,050	22.8%

Total revenue	$13,139	$13,018	0.9%	$28,133	$27,769	1.3%

Operating Expenses
Property operating expenses	$636	$355	79.2%	$1,661	$788	110.8%
Real estate taxes	1,539	1,418	8.5%	3,125	2,935	6.5%

Total operating expenses	$2,175	$1,773	22.7%	$4,786	$3,723	28.6%

Net operating income (“NOI”)	$10,964	$11,245	(2.5)%	$23,347	$24,046	(2.9)%

Same Store NOI from above	$10,964	$11,245		$23,347	$24,046
Non Same Store Property NOI	8,823	9,634		13,537	16,296
Straight-line rental income for Same Store properties	281	313		478	622

Less: Unconsolidated NOI related to equity method investments	(1,181)	(743)		(2,252)	(1,200)

Property Level Net Operating
Income (1)	$18,887	$20,449		$35,110	$39,764

Physical occupancy at period end	93.6%	95.9%		93.6%	95.9%

Economic occupancy and period end	89.4%	92.5%		90.8%	93.9%

(1)  The following table reconciles Property Level Net Operating Income in the Same Store presentation above to the Consolidated Statements of Operations:

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total Revenue	$22,605	$24,721	$41,936	$48,335
Less: Property Operating Expenses	1,274	1,866	2,461	3,672
Real Estate Taxes	2,444	2,406	4,365	4,894

Property Level Net Operating Income, as shown above	$18,887	$20,449	$35,110	$39,769

Comparison of the Three Months Ended June 30, 2003 and 2002

     For the quarter, property level net operating income excluding straight-line rental income for Same Store properties decreased by 2.5% or approximately $281,000 in comparison to the second quarter of 2002. Rental revenue decreased as a result of a $279,000 increase in vacancy due to a decline in economic occupancy from 92.5% for the second quarter of 2002 to 89.4% for the second quarter of 2003, which was related primarily to 221 South 10th Street in Pennsylvania and 104 Hidden Lake Circle in South Carolina. Same Store results were also negatively impacted by an increase in operating expenses as compared to the same quarter last year primarily as a result of higher utility expenses, repair and maintenance and insurance expenses at certain of the properties that were not reimbursed due to vacancy.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comparison of the Six Months Ended June 30, 2003 and 2002

     Year to date, property level NOI on a cash basis for Same Store properties decreased by 2.9% or approximately $699,000 in comparison to the same six-month period in 2002. Rental revenue decreased by 1.3% as a result of a decline in economic occupancy from 93.9% for the six-month period of 2002 to 90.8% for year-to-date 2003 as well as vacancy which was primarily related to 221 South 10th Street in Pennsylvania and Augusta Road and 104 Hidden Lake Circle in South Carolina. The Same Store results were also negatively impacted by an increase in utility expenses, snow removal and insurance expenses at certain of the properties that were not reimbursed by tenants due to vacancy.

Segments

Comparison of the Three Months Ended June 30, 2003 and 2002

     Revenue for all of the Company’s properties decreased by approximately $2.1 million while property level NOI decreased by approximately $1.1 million in the three-month period ended June 30, 2003 as compared to the same period in 2002. Revenue and property level NOI decreased in the Indiana and Other segments as a result of property dispositions in 2002 in the Other segment and as a result of assets sold in February 2003 to the BIT JV in Indiana. Revenue and property level NOI increased in the Pennsylvania and New Jersey markets as a result of property acquisitions in the fourth quarter of 2002 and approximately $195 million of acquisitions which occurred primarily in the first quarter of 2003.

Comparison of the Six Months Ended June 30, 2003 and 2002

     Revenue for all of the Company’s properties decreased by approximately $6.4 million while property level NOI decreased by approximately $4.2 million in the six-month period ended June 30, 2003 as compared to the same period in 2002. Revenue and property level NOI decreased in the Indiana and Other segment as a result of property dispositions in 2002 in the Other segment and as a result of sales in February 2003 to the BIT JV in Indiana. Revenue and property level NOI increased in the Pennsylvania and New Jersey markets as a result of property acquisitions in the fourth quarter of 2002 and approximately $195 million of acquisitions which occurred primarily in the first quarter of 2003.

Liquidity and Capital Resources

Cash Flows

     Net cash provided by operating activities was $17.6 million for the first six months of 2003 as compared to $21.9 million for the same period in 2002, a decrease of 19.4%. The decrease is primarily the result of asset sales including assets sold or contributed to Nocha, LLC and the BIT JV. This represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

     For the six months ended June 30, net cash used in investing activities was $144.7 million in 2003 as compared to net cash used in 2002 of $7.2 million. The increase in cash used is primarily the result of an increase in property acquisitions in 2003 as compared to 2002. Cash used in property acquisitions was $149.1 million in 2003 as a result of the Company’s acquisitions during the first quarter of 2003, and the Company did not have any acquisitions in the first six months of 2002.

     Net cash provided by financing activities in the first six months of 2003 was $127.4 million as compared to net cash used in financing activities for the same period in 2002 of $15.1 million. The increase in net cash provided in 2003 as compared to 2002 is primarily a result of the $66.1 million of net proceeds from the Series D Redeemable Preferred Stock offering in February 2003 and the increase of $69.8 million of borrowings under the Company’s Credit Facility.

Short and Long Term Liquidity

     Cash flow from operating activities is the Company’s principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain initial costs associated with the Company’s development activities. The Company may fund approximately $7.9 million of additional equity to the CalEast joint venture and has a commitment to fund $2.8 million to the BIT joint venture. This equity is expected to be funded as the joint ventures acquire additional properties. The Company jointly and severally guaranteed a $18.0 million recourse construction loan of 4 Points Associates, LLC, a joint venture with

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Browning Investments, Inc., which completed construction of an approximately 800,000 square foot distribution facility in AirTech Park in Indianapolis, Indiana in the first quarter of 2002. As of June 30, 2003, the facility was 100% leased. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only need to be funded if the borrowing entity defaulted and was not able to cure its default.

     In the first quarter of 2003, as further described in Note 6, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at $25.00 per share. The Company granted the underwriters an over-allotment option to purchase up to an additional 360,000 shares of its Series D Preferred Shares, which was exercised in full in February 2003. The net proceeds of $66.1 million were used to repay existing indebtedness outstanding under the Company’s credit facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

     The Company’s long-term liquidity needs generally include the funding of existing and future development activity, asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through the combination of the following: (i) the issuance of equity securities by the Company and its Operating Partnership, (ii) the selective disposition of certain real estate assets, (iii) the refinancing of maturing debt obligations, and (iv) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of June 30, 2003, the Company has issued approximately $252.5 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

Capitalization

     As of June 30, 2003, the Company had $186.5 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.82% and a weighted average maturity of 4.0 years. The Company has a $185 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank which expires on December 21, 2004, with an additional one-year extension available at the option of the Company. Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company’s leverage at June 30, 2003, the rate was LIBOR + 1.875%. At June 30, 2003, the Company’s outstanding borrowings under this Credit Facility were $179.4 million at an interest rate of 3.02%. The Company has other variable rate debt, which aggregated approximately $43.3 million at June 30, 2003. At June 30, 2003, the Company’s variable rate debt was approximately 53.8% of total debt. The Company’s ratio of debt to undepreciated assets was 47.6% at June 30, 2003 as compared to 45.8% at December 31, 2002.

Preferred Stock Issuances

     In February 2003, the Company sold 2,760,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company used the net proceeds of approximately $66.1 million, after underwriters discount and offering expenses, to fund acquisitions of properties and pay down outstanding amounts from the Credit Facility. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after February 19, 2008.

Funds from Operations (“FFO”)

     FFO is a commonly used measurement for the operating performance of an equity REIT. Management believes the presentation of FFO is a useful disclosure as a general measure of its operating performance in the real estate industry, although the Company’s FFO may not necessarily be comparable to similarly titled measures of operating performance for other REITs. Additionally, we believe FFO is helpful to investors as a meaningful measure of our operating performance because, along with cash flows, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. However, FFO does not represent cash generated from operating activities in accordance with GAAP and is not

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO, as net income/(loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property and provisions on asset impairments, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Since 1999, NAREIT has clarified the definition of FFO to include non-recurring events (except for extraordinary items) and the results of discontinued operations. The Company computes FFO in accordance with the standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition or that interpret the NAREIT definition differently than the Company. The Company has presented FFO on a consistent basis for all periods presented.

     FFO and cash flow information for each of the three and six month periods ended June 30, 2003 and 2002 are summarized in the following tables (in 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Funds from Operations: (Unaudited)
Net Income Allocated to Common Shareholders	$3,085	$2,798	$8,689	$6,319
Income Allocated to Preferred Shareholders	1,979	937	3,040	1,875
Minority Interest of Unitholders in Operating Partnership	780	950	2,219	2,164
Distributions to Preferred Unitholders	1,268	1,446	2,536	2,892
Provision for Asset Impairment	—	1,400	—	1,400
(Gains) Losses on Sales of Assets	—	—	(3,221)	430
Redeemable Preferred Stock Dividends	(1,614)	—	(2,309)	—
Depreciation and Amortization Related to Real Estate	5,651	5,585	10,131	10,891
Depreciation and Amortization Related to Joint Ventures	431	180	755	344

Funds from Operations	$11,580	$13,296	$21,840	$26,315

Cash Flow Information:
Cash flow provided by operating activities			17,615	21,866
Cash flow used in investing activities			(144,703)	(7,155)
Cash flow provided by (used in) financing activities			127,425	(15,089)

Net increase (decrease) in cash and cash equivalents			$337	$(378)

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other consolidated variable rate debt obligations of the Company, excluding debt obligations from the Company’s equity method investments in real estate ventures, represented approximately 53.8% of the Company’s consolidated debt outstanding as of June 30, 2003. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.8% and 4.0 years, respectively, at June 30, 2003. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the six month period ended June 30, 2003, the Company’s interest expense for the six-month period ended June 30, 2003 would have been increased or decreased by approximately $917,000. Approximately $14.3 million of the Company’s debt, which has a weighted average interest rate of 4.5%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations.

     A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual June 30, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Company’s net financial instrument position of $6.6 million at June 30, 2003. A 100 basis point decrease in market interest rates would result in an increase in the Company’s net financial instrument position of $6.9 million at June 30, 2003.

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure. As of June 30, 2003, the Company does not have any derivative investments related to interest rate management.

     The following table outlines the Company’s debt maturities as of June 30, 2003 (in thousands):

	Payments by Period

	Total	2003	2004-2005	2006-2007	Thereafter

Mortgage notes payable:
Fixed rate	$186,527	$1,374	$38,051	$111,653	$35,449
Construction loans – variable rate	36,807	14,340	22,467	—	—

	223,334	15,714	60,518	111,653	35,449
Revolving credit facility – Unsecured	179,400	—	179,400	—	—
Revolving credit facility – Secured	6,466	—	6,466	—	—
Debt Premium	4,578	400	1,603	1,434	1,141

	$413,778	$16,114	$247,987	$113,087	$36,590

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-14(c) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of this quarterly report, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act and have determined that such disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company’s internal controls. Accordingly, no corrective actions have been taken.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor the Company’s properties are presently subject to any litigation which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 10, 2003, the Company held its Annual Meeting of Shareholders. Voting results for the following two proposals are as follows:

Proposal #1.

The shareholders approved the election of certain directors as follows:

Election of Directors	For	Withhold

Russell C. Platt	18,654,102	99,214
David M. Sherman	18,654,102	99,214
Robert F. Savage, Jr.	18,654,102	99,214
Richard M. Cummins	18,654,102	99,214

Directors whose term of office continued after the Annual Meeting of Shareholders are as follows:

David F. McBride
Donald E. Callaghan
Jonathan D. Eilian
John S. Moody
Jeffrey E. Kelter
Rodney B. Berens

Proposal # 2.

The shareholders approved the amended and restated 1994 Non-Employee Stock Incentive Plan.

For	Against	Abstentions	Unvoted

17,667,742	862,195	223,373	2,949,645

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

31.1	Certification of Chief Executive Officer and President

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

32.3	Certification pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K:

During the three month period ended June 30, 2003 and through August 14, 2003, the Company filed or furnished the following:

i.)	A Current Report on Form 8-K dated April 22, 2003 was furnished on April 23, 2003 (reporting under Items 7 and 9) regarding the Company’s first quarter 2003 supplemental information and press release.

ii.)	A Current Report on Form 8-K/A dated March 12, 2003 was filed on May 23, 2003 (reporting under Item 7) regarding the Company’s acquisition of the Berger portfolio.

iii.)	A Current Report on Form 8-K dated June 3, 2003 was furnished on June 3, 2003 (reporting under Items 7 and 9) regarding the Company’s presentation to the NAREIT Institutional Investor Forum.

iv.)	A Current Report on Form 8-K dated July 23, 2003 was furnished on July 23, 2003 (reporting under Items 7 and 9) regarding the Company’s second quarter 2003 earnings release and conference call.

SIGNATURES OF REGISTRANT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

Date: August 14, 2003	By:	/s/ Jeffrey E. Kelter

Jeffrey E. Kelter President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Timothy E. McKenna

Timothy E. McKenna Senior Vice President and Chief Financial Officer

Date: August 14, 2003	By:	/s/ J. Peter Lloyd

J. Peter Lloyd Vice President and Chief Accounting Officer