Form 10-K/A
period 2002-12-31
KEYSTONE PROPERTY TRUST
filed 2003-11-06
CIK 906113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 1-12514

KEYSTONE PROPERTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	84-1246585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Four Falls, Suite 208 West Conshohocken, Pennsylvania	19428
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (484) 530-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE
ACT OF 1934:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON SHARES, $.001 PAR VALUE	NEW YORK STOCK EXCHANGE

SERIES D CUMULATIVE REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price on the New York Stock Exchange) on June 30, 2003 was approximately $ 370.6 million.  As of November 5, 2003, there were 22,019,949 Common Shares, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of Keystone Property Trust to be held in 2003 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K.

This amendment to our Annual Report on Form 10-K is being filed in order to name KPMG LLP as our expert in accounting and auditing.  On November 6, 2003, KPMG LLP consented to the reference to it under the heading “Experts” in the Registration Statement on Form S-3 (No. 333-58971) of Keystone Property Trust (the “Registration Statement”).  A copy of the consent of KPMG LLP is included as Exhibit 23.2.

The consolidated financial statements and schedules of Keystone Property Trust and subsidiaries as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002 included in this Annual Report on Form 10K/A have been incorporated by reference in the Registration Statement in reliance upon the report of KPMG LLP, independent accountants, incorporated by reference herein, and upon the authority of said firm as experts in accounting and auditing.  The report of KPMG LLP dated January 28, 2003 refers to the fact that Keystone Property Trust has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002.

The remainder of this Item 15 as originally filed remains unchanged and is hereby incorporated by reference.

(c)                                  Exhibits

Exhibit 23.2                                    Consent of KPMG LLP

Exhibit 31.1                                    Certification of Principal Executive Officer

Exhibit 31.2                                    Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

By:	/s/ JEFFREY E. KELTER
Jeffrey E. Kelter
President and Chief Executive Officer Date: November 6, 2003