Form 10-Q
period 2003-09-30
KEYSTONE PROPERTY TRUST
filed 2003-11-14
CIK 906113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12514

Keystone Property Trust

(Exact name of registrant as specified in its declaration of trust)

Maryland	84-1246585

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Four Falls, Suite 208, West Conshohocken, PA 19428

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

     A total of 26,323,413 common shares of beneficial interest, par value $0.001 per share, of the registrant’s common equity were outstanding as of November 13, 2003.

KEYSTONE PROPERTY TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Item 1.

KEYSTONE PROPERTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,

	2003	2002

	(unaudited)
ASSETS
INVESTMENT IN REAL ESTATE:
Land and land improvements	$111,779	$77,776
Buildings and improvements	609,295	411,396
Assets held for sale	—	85,622
Development and construction-in-progress	50,840	54,123
Investment in direct financing lease	148	486

	772,062	629,403
Less — Accumulated depreciation	(47,194)	(34,513)
Accumulated depreciation — assets held for sale	—	(4,919)

Total accumulated depreciation	(47,194)	(39,432)

Equity method investments in real estate ventures	68,161	47,724

Total investment in real estate, net	793,029	637,695
CASH AND CASH EQUIVALENTS	1,119	1,891
RESTRICTED CASH AND CASH ESCROWS	764	886
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $6,557 and $7,829 in 2003 and 2002, respectively, net of allowance for bad debts of $499 and $471 in 2003 and 2002, respectively	12,638	8,104
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,654 and $1,135 in 2003 and 2002, respectively	2,371	1,667
EQUITY METHOD INVESTMENTS IN MANAGEMENT COMPANY	5,595	5,900
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, net of accumulated amortization of $5,711 and $2,518 in 2003 and 2002, respectively	13,982	4,813
OTHER ASSETS	7,723	5,139
OTHER ASSETS HELD FOR SALE	—	5,559

Total assets	$837,221	$671,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable and unsecured revolving credit facility, including unamortized premiums on assumed indebtedness of $4,378 and $154 in 2003 and 2002, respectively	$426,625	$286,100
Liabilities related to assets held for sale, including mortgage notes payable of $39,696 in 2002	—	40,813
Accounts payable	3,534	5,219
Dividends and distributions payable	2,135	1,079
Accrued interest payable	1,504	995
Acquired lease obligations net of accumulated amortization of $2,396 and $0 in 2003 and 2002, respectively	7,439	639
Accrued expenses and other liabilities	8,950	8,768
Deferred rent revenue	3,248	2,408

Total liabilities	453,435	346,021

MINORITY INTEREST, 5,486,957 and 5,621,308 units outstanding in 2003 and 2002, respectively	44,380	31,658
CONVERTIBLE PREFERRED UNITS	52,892	52,892
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 600,000 issued and outstanding in 2003 and 800,000 issued and 600,000 outstanding in 2002; liquidation preference of $20,000 in 2003 and 2002	1	1
Redeemable Preferred Stock, Series D; $.001 par value; 2,760,000 shares authorized and outstanding in 2003 and none issued and outstanding in 2002, liquidation preference of $69,000 in 2003	3	—
Common Shares, $.001 par value; 59,200,000 authorized; 21,805,083 and 21,355,609 shares issued and outstanding in 2003 and 2002, respectively	22	21
Additional paid-in capital	355,022	298,364
Loans to executives and employees to purchase Common Shares	(3,962)	(4,521)
Deferred compensation	(5,192)	(2,173)
Cumulative net income	36,099	23,656
Cumulative distributions	(95,479)	(74,265)

Total shareholders’ equity	286,514	241,083

Total liabilities and shareholders’ equity	$837,221	$671,654

The accompanying notes are an integral part of these consolidated financial statements

KEYSTONE PROPERTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except for per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE:
Rents	$18,807	$21,517	$53,851	$63,295
Reimbursement revenue and other income	3,825	3,425	10,717	9,984

Total revenue	22,632	24,942	64,568	73,279

EXPENSES:
Property operating expenses	1,060	1,876	3,521	5,549
Real estate taxes	2,513	2,554	6,878	7,446
General and administrative	2,397	2,028	7,676	5,980
Employee termination costs	—	930	—	930
Depreciation and amortization	5,641	5,021	15,772	15,575
Provision for asset impairment	—	30,200	—	30,200

Total operating expenses	11,611	42,609	33,847	65,680

Income (loss) before interest expense, equity in income from equity method investments, gains (losses) on sales of assets and discontinued operations	11,021	(17,667)	30,721	7,599
Interest expense	4,736	6,369	14,037	18,507
Equity in income from equity method investments	1,621	266	4,484	583
Gains (losses) on sales of assets	—	—	3,221	(430)

Income (loss) before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, discontinued operations and income allocated to preferred shareholders	7,906	(23,770)	24,389	(10,755)
Distributions to preferred unitholders	(1,268)	(1,424)	(3,804)	(4,317)

Income (loss) before minority interest of unitholders in Operating Partnership, discontinued operations and income allocated to preferred shareholders	6,638	(25,194)	20,585	(15,072)
Minority interest of unitholders in Operating Partnership	(945)	6,092	(3,163)	3,987

Income (loss) from continuing operations	5,693	(19,102)	17,422	(11,085)

Discontinued operations:
Income from discontinued operations	—	86	—	1,723
Gain on disposition of discontinued operations	—	871	—	871
Provision for asset impairment	—	—	—	(1,400)
Minority interest	—	(235)	—	(294)

Total discontinued operations	—	722	—	900

NET INCOME (LOSS)	$5,693	$(18,380)	$17,422	$(10,185)

NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,940)	(1,208)	(4,980)	(3,083)

NET INCOME (LOSS) ALLOCATED TO COMMON SHAREHOLDERS	$3,753	$(19,588)	$12,442	$(13,268)

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Net income (loss) per Common Share before discontinued operations	$0.17	$(1.05)	$0.58	$(0.75)
Discontinued operations	—	0.04	—	0.05

Net income (loss) per Common Share — Basic	$0.17	$(1.01)	$0.58	$(0.70)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Net income (loss) per Common Share before discontinued operations	$0.17	$(1.05)	$0.57	$(0.75)
Discontinued operations	—	0.04	—	0.05

Net income (loss) per Common Share — Diluted	$0.17	$(1.01)	$0.57	$(0.70)

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the nine months ended
	September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$17,422	$(10,185)
Adjustments to reconcile net income (loss) allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	15,772	15,963
Amortization of deferred financing costs	638	812
Amortization of debt premiums	(541)	(529)
Amortization of acquired leases to revenue	(1,909)	—
Non-cash compensation costs	1,219	1,324
Gain on sales of assets	(3,221)	(441)
Provision for asset impairment	—	31,600
Straight-line rental income	(1,999)	(2,467)
Decrease in investment in direct financing lease	338	257
Equity in income from equity method investments	(4,484)	(583)
Income allocated to preferred shareholders and preferred unitholders	3,804	4,317
Minority interest	3,163	(3,693)
Cash provided by (used in):
Accounts receivable	(2,618)	840
Other assets	(1,853)	(1,854)
Accounts payable, accrued expenses and other liabilities	(3,187)	(1,169)
Deferred rent revenue	396	331

Net cash provided by operating activities	$22,940	$34,523

INVESTING ACTIVITIES:
Properties and joint venture interests acquired	$(133,676)	$(7,547)
Restricted cash	122	630
Advances and capital contributions to equity method investments	(11,371)	(4,780)
Distributions from equity method investments	10,256	827
Development and construction-in-progress expenditures	(21,382)	(10,634)
Capital expenditures and tenant improvements	(5,586)	(4,092)
Payment of leasing commissions	(2,497)	(3,519)
Proceeds from sales of assets, net	14,312	28,217

Net cash used in investing activities	$(149,822)	$(898)

FINANCING ACTIVITIES:
Issuances of Common Shares, net of issuance costs	$—	$31,493
Issuances of Common Shares due to options exercised	682	326
Issuances of Redeemable Preferred Stock, net of issuance costs	66,149	—
Repurchase of Convertible Preferred Stock and Convertible Preferred Units	—	(33,000)
Dividends paid on Common Shares	(21,212)	(17,955)
Distributions paid on Redeemable and Convertible Preferred Stock and Convertible Preferred Units	(7,728)	(7,556)
Distributions paid on OP Units	(5,414)	(6,078)
Proceeds from mortgage notes payable and other unsecured borrowings	81,250	376
Repayment of mortgage notes payable	(78,689)	(12,552)
Net borrowings under Credit Facility	92,400	10,100
Payment of deferred financing costs and early debt retirement costs	(1,328)	(240)

Net cash provided by (used in) financing activities	$126,110	$(35,086)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(772)	$(1,461)
CASH AND CASH EQUIVALENTS, beginning of period	1,891	1,975

CASH AND CASH EQUIVALENTS, end of period	$1,119	$514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$13,532	$15,322

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) which was organized as a Maryland real estate investment trust in 1999. The majority of the Company’s properties are owned, directly or indirectly, by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of September 30, 2003, the Company owned interests in 118 industrial properties, one office property and an investment in a direct financing lease aggregating approximately 26.9 million square feet (the “Properties”), with 26 of the Properties owned through joint ventures. The Properties are located in Central Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio and Greenville, South Carolina and had an overall physical occupancy of 92.1% as of September 30, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of its operations for the three- and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

Principles of Consolidation

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 80% at September 30, 2003. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In accordance with SFAS No. 141, “Business Combinations,” the Company allocates purchase price for properties to the net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid under the in-place leases and the Company’s estimate of the fair market lease rates for the in-place leases measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases. The aggregate value of other intangibles acquired is measured based on the difference between the property valued with in-place leases adjusted to market rates and the property valued as if it was vacant. Intangible assets associated with the origination and contract value of the in-place leases are amortized over the life of the related lease to amortization expense.

     The Company allocates value to tenant relationships, if any, based on the Company’s evaluation of the overall relationship with the respective tenant. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. Based on the Company’s evaluation, the Company has not allocated any value to the customer relationship intangibles related to property acquisitions since July 1, 2001.

     As of December 31, 2002, the Company had negotiated, and the Board of Trustees had approved a transaction to form a joint venture with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust (“AFL-CIO”) to own industrial warehouse properties (the “BIT JV”). At December 31, 2002, the Company expected to sell six properties and contribute two properties to the BIT JV in early 2003 upon the formation of the joint venture. Accordingly, the Company classified these assets as held for sale in the fourth quarter of 2002, in accordance with SFAS 144. In February 2003, the Company completed the formation of the BIT JV and transferred these properties for a price of $90.3 million and recognized a partial gain on sale upon consummation of this transaction of $3.2 million, which excluded the gain related to the 20% ownership interest retained by the Company. These assets are not reported as discontinued operations since the Company has retained an equity method investment in the BIT JV. The Company reports its continuing investment in accordance with the equity method of accounting (See Note 3).

     The Company recorded a $1.4 million provision for impairment for one of the New York office properties in the second quarter of 2002. This property was sold in July 2002 for approximately $7.0 million which was $1.4 million less than the property’s carrying value. The operating results for this property and the impairment provision are presented in discontinued operations in the Consolidated Statements of Operations. During the third quarter of 2002, the Company also recorded a $30.2 million provision for asset impairment for 19 office properties and 15 industrial properties totaling 3.9 million square feet located in New York, Ohio and Pennsylvania (the “New York Portfolio”) which was placed under a definitive sales contract during the third quarter of 2002.

Capitalization Policy

     The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During the nine months ended September 30, 2003 and 2002, the Company capitalized $2.0 million and $3.2 million,

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, of interest costs for construction and development in progress. The Company capitalized $1.9 million of payroll costs for construction and development in progress during each of the nine-month periods ended September 30, 2003 and 2002.

Earnings per Share

     The Company reports Earnings per Share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

	For the three months ended September 30,

	2003		2002

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$5,693	$5,693	$(19,102)	$(19,102)
Income from discontinued operations	—	—	722	722
Minority interest of unitholders in Operating Partnership	—	945	—	(6,092)
Income allocated to preferred shareholders	(1,940)	(1,940)	(1,208)	(1,208)

Net income allocated to common shareholders	$3,753	$4,698	$(19,588)	$(25,680)

Weighted average number of common shares outstanding	21,798,811	21,798,811	19,489,288	19,489,288
Weighted average OP Units outstanding(1)	—	5,486,435	—	5,968,503
Options outstanding(2)	—	332,546	—	—

Total weighted average shares outstanding	21,798,811	27,617,792	19,489,288	25,457,791

Earnings (loss) per Common Share:
Continuing operations	$0.17	$0.17	$(1.05)	$(1.05)
Discontinued operations	—	—	0.04	0.04

Earnings (loss) per share	$0.17	$0.17	$(1.01)	$(1.01)

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended September 30,

	2003		2002

	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$17,422	$17,422	$(11,085)	$(11,085)
Income from discontinued operations	—	—	900	900
Minority interest of unitholders in Operating Partnership	—	3,163	—	—
Income allocated to preferred shareholders	(4,980)	(4,980)	(3,083)	(3,083)

Net income (loss) allocated to common shareholders	$12,442	$15,605	$(13,268)	$(13,268)

Weighted average number of common shares outstanding	21,656,634	21,656,634	18,845,599	18,845,599
Weighted average OP Units outstanding(1)	—	5,508,536	—	—
Options outstanding(2)	—	259,447	—	—

Total weighted average shares outstanding	21,656,634	27,424,617	18,845,599	18,845,599

Earnings (loss) per Common Share:
Continuing operations	$0.58	$0.57	$(0.75)	$(0.75)
Discontinued operations	—	—	0.05	0.05

Earnings (loss) per share	$0.58	$0.57	$(0.70)	$(0.70)

(1)	Excludes Convertible Preferred Stock and Convertible Preferred Units as these instruments were anti-dilutive at September 30, 2003 and 2002.

(2)	Computed in accordance with the treasury stock method.

Revenue Recognition

     Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance.

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). The Company adopted SFAS 148 in 2002 and has modified the disclosures for stock-based compensation to reflect the additional requirements of this statement. On January 1, 2003, the Company adopted the fair value recognition provision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) utilizing the prospective transition method for all awards granted, modified or settled after January 1, 2003. Accordingly, compensation cost has been recognized for the Company’s stock option plans in 2003 of $253,000. Awards of stock options and restricted stock are expensed as compensation on a current basis over the service period.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	For the three month period ended		For the nine month period ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$3,753	$(19,588)	$12,442	$(13,268)
Add: Stock-based employee compensation expense included in reported net income (loss)	352	233	1,218	700
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(439)	(730)	(1,479)	(2,189)
Minority interest of unitholders in Operating Partnership	18	114	53	324

Pro forma net income (loss)	$3,684	$(19,971)	$12,234	$(14,433)

Earnings (loss) per share:
Basic – as reported	$0.17	$(1.01)	$0.58	$(0.70)

Basic – pro forma	$0.17	$(1.02)	$0.56	$(0.77)

Diluted – as reported	$0.17	$(1.01)	$0.57	$(0.70)

Diluted – pro forma	$0.17	$(1.02)	$0.56	$(0.77)

Reclassifications

     Certain amounts in the September 30, 2002 consolidated financial statements have been reclassified in order to conform with the presentation in the September 30, 2003 consolidated financial statements. The Company has adopted SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective January 1, 2003, and reclassified its previously reported extraordinary items related to early debt extinguishment as interest expense.

     The following table summarizes the reclassification of extraordinary items:

	For the nine month period
	September 30,

	2003	2002

Interest expense, as previously reported	$14,037	$18,329
Extraordinary item, as previously reported	—	178

Interest expense, as reported	$14,037	$18,507

Impact of New Accounting Pronouncements

     On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) as an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) that requires that variable interest entities be consolidated in the financial statements of the primary beneficiary and disclosed for all holders of a significant variable interest entity. The interpretation is effective immediately for all variable interest entities created after January 31, 2003. For publicly traded companies, consolidation of the variable interest entities created before February 1, 2003 is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. Based on FIN 46, it is likely that the Company will consolidate the Management Company at December 31, 2003 as a result of this Interpretation. The Company has initially reviewed and is continuing to review whether any of its other investments in unconsolidated affiliates are variable interest entities under this Interpretation as of September 30, 2003. As a result of its initial review, the Company

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes that the impact of adopting this Interpretation will not be material to its Statement of Shareholders’ Equity or Consolidated Results of Operations (See Note 4).

     In July 2003, the SEC clarified its interpretation of EITF Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“Topic D-42”) which establishes standards for how to calculate the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock. In September 2002, the Company redeemed its Series A Convertible Preferred Stock with a liquidation value of $20 million, and $15 million of its Series C Convertible Preferred Stock. This clarification of Topic D-42 is required to be reflected retroactively in the first fiscal period ending after September 15, 2003 by restating the financial statements of prior periods. Accordingly, the Company recorded $411,000, as a distribution to preferred shareholders, related to the offering costs for these redeemed convertible preferred stock in this redemption.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. The impact of adopting SFAS 150 was not material to the Company’s Statement of Shareholders’ Equity or Consolidated Statements of Operations. Certain of the provisions of SFAS 150 require that the minority interest ownership of consolidated finite-life entities be shown as a liability and at their fair value. On October 29, 2003, these provisions were indefinitely deferred by the Financial Accounting Standards Board. The Company currently has certain non-wholly owned, consolidated finite-life entities however, in the event these provisions are reconsidered effective, the impact to the Company’s Statement of Shareholder’s Equity on Consolidated Statements of Operations will not be material.

3. Acquisitions and Dispositions of Real Estate Investments

2003 Transactions

Acquisitions

     During the nine months ended September 30, 2003, the Company acquired the following properties (in 000’s, except square footage):

						Intangible Assets

						Value of	Above	Below	Total
		Acquisition	Square		Building and	In-Place	Market	Market	Purchase	Assumed
Seller/Property	State	Date	Footage	Land	Improvements	Leases	Leases	Leases	Price	Debt

2040 N. Union Street	PA	1/3/2003	507,000	3,289	18,646	835	—	350	22,420 (1)	12,226
Capital Business Center	PA	2/7/2003	1,600,000	7,056	40,106	2,019	192	1,314	48,059	—
201 Fulling Mill Road	PA	2/26/2003	500,671	3,493	19,891	714	—	257	23,841 (1)	14,285
Berger Portfolio	NJ	3/12/2003	1,900,000	16,639	94,642	3,734	1,317	7,192	109,140	—

Total			4,507,671	$30,477	$173,285	$7,302	$1,509	$9,113	$203,460	$26,511

(1)	Amount includes debt premiums which result from recording the assumed debt at fair value.

     In September 2003, the Company acquired 87 acres of land in Cranbury, New Jersey for approximately $8.2 million on which the Company will build a 772,000 square feet distribution facility which will be leased to Home Depot U.S.A., Inc. under a 12-year lease. Construction on this project commenced in September 2003.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

     In the fourth quarter of 2002, the Company had negotiated, and its Board of Trustees had approved, the joint venture with the BIT JV. Accordingly, the Company classified these assets as held for sale in accordance with SFAS 144 as of December 31, 2002.

     In February 2003, the Company entered into a joint venture agreement with the AFL-CIO forming the BIT JV, to own industrial warehouse properties. The formation of this venture was previously approved by the Company’s Board of Trustees in the fourth quarter of 2002. The Company sold six properties and contributed two properties located in New Jersey, Indiana and Pennsylvania consisting of approximately 2.0 million square feet to the joint venture at a price of $90.3 million which resulted in a gain of approximately $3.2 million related to the ownership interests sold by the Company. In addition to its retained 20% equity interest, the Management Company is the exclusive acquisition and management agent of the properties owned by the BIT JV. While the assets sold were classified as held for sale in accordance with SFAS 144 as of December 31, 2002, this disposition did not qualify for discontinued operations accounting treatment.

2002 Transactions

Acquisitions

     During 2002, the Company acquired three industrial properties located in Pennsylvania aggregating 1.1 million square feet and 34 acres of land in New Jersey and Pennsylvania for an aggregate purchase price of approximately $44.3 million.

Dispositions

     On December 13, 2002, the Company disposed of its New York office and industrial portfolio and certain other industrial properties in a sale to Nocha, LLC and recorded a $31.1 million loss on this sale which included a $30.2 million provision for asset impairment recorded in the third quarter of 2002. The loss on the sale of these assets was the result of the Company’s decision to sell the New York office properties on an accelerated basis as a portfolio and not on an individual asset basis in addition to a general decline in interest from investors in office properties in the Upstate New York market. The disposition consisted of 34 properties totaling 3.9 million square feet, which included 19 office properties (1.3 million square feet) and 15 industrial properties (2.6 million square feet). Total consideration for this disposition was approximately $178.3 million, of which Nocha, LLC assumed approximately $106 million of fixed rate mortgage debt with an average interest rate of 7.68%. The Company also repaid approximately $17.5 million of variable rate debt under the Company’s $125 million unsecured revolving credit facility with the proceeds of the disposition. Approximately $17.2 million of net proceeds were deposited into 1031 exchange cash accounts to fund future acquisitions. The remaining net proceeds were used to pay closing costs of the transaction. The Company retained a $27 million preferred equity investment in the portfolio, which earns an 11% preferred return, and accounts for this investment on the equity method. As a result, this disposition did not qualify for discontinued operations accounting treatment.

     In the third quarter of 2002, the Company sold four industrial properties and one office property which aggregated 399,279 square feet and 66,000 square feet, respectively, for an aggregate selling price of $23.7 million and a net gain of $871,000. As a result of these sales, these properties were reported as discontinued operations in the consolidated statement of operations for 2002.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$—	$228	$—	$2,898
Property operating expenses	—	(37)	—	(331)
Interest expense	—	(54)	—	(456)
Depreciation and amortization expense	—	(51)	—	(388)
Gain on disposition of discontinued operations	—	871	—	871
Provision for asset impairment	—	—	—	(1,400)
Minority interest	—	(235)	—	(294)

Income from discontinued operations	$—	$722	$—	$900

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

Pro Forma Operating Results

     The following unaudited pro forma financial information of the Company for the nine months ended September 30, 2003 and 2002 gives effect to the properties acquired and sold through September 30, 2003 as if these purchases and sales had occurred on January 1, 2002.

	Three months ended September 30,		Nine months ended September 30,
	(in 000's except per		(in 000's except per
	share data)		share data)

Unaudited	2003	2002	2003	2002

Pro forma total revenue	$22,632	$20,836	$66,472	$61,178
Pro forma net income allocated to Common Shares	$3,753	$(19,890)	$11,020	$(7,271)
Pro forma net income per Common Share — Basic	$0.17	$(1.02)	$0.51	$(0.55)
Pro forma net income per Common Share — Diluted	$0.17	$(1.02)	$0.50	$(0.55)

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2002, nor do they purport to represent the future results of the Company.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-In-Progress

     During 2002, the Company purchased 26 acres of land at Greenville Yards in Jersey City, NJ, and commenced construction on two industrial buildings which are expected to aggregate approximately 522,000 square feet at an expected cost of approximately $33 million. In September 2003, the Company purchased three separate land parcels in Cranbury, New Jersey that total 87 acres. The acquisitions were pursuant to a build-to-suit agreement with Home Depot U.S.A. Inc. for an industrial building totaling 772,000 square feet at an expected cost of approximately $40 million. At September 30, 2003, approximately $50.8 million is included in development and construction-in-progress related to these construction projects and other development projects.

4. Equity Method Investments

Keystone Realty Services, Inc.

     The Company accounts for its investment in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The voting stock of the Management Company is owned by the Company’s President and Chief Executive Officer, the Company’s Chairman of its Board of Trustees and certain of his relatives, and another shareholder who is not affiliated with the Company. The Management Company is responsible for various activities related to the management of properties owned by third parties (including the CalEast JV and BIT JV), as well as providing other real estate related services for third parties. As discussed in Footnote 2, it is likely that the Company will consolidate the Management Company at December 31, 2003 as a result of this Interpretation.

Indianapolis Joint Ventures

     In December 1998, the Company entered into an agreement with Browning Investments, Inc. (“Browning”) to develop 491 acres of land located in AirTech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2008 to develop distinct land parcels in AirTech Park through joint ventures in which the Company will have a 50% non-controlling interest. For 60 days following either; (a) January 1, 2004 and each January thereafter through and including January 1, 2009, (b) a change in control of the Company; or (c) the date the Company acquires a 50% interest in at least 75% of the AirTech Park land, Browning has an option to put a 50% interest in the remaining undeveloped AirTech land to the Company at a price to be determined in accordance with the option agreement. In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC, a joint venture with Browning (“4 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 799,344 square feet located in AirTech Park. 4 Points obtained an $18.0 million construction loan at a rate equal to LIBOR plus 2.0% which matures in June 2004. 4 Points commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002. The distribution facility is 100% leased as of September 30, 2003.

     In July 2003, the Company acquired a 50% interest in 5 Points Associates, LLC, a joint venture with Browning (“5 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 813,054 square feet located in AirTech Park. 5 Points obtained a $16.4 million construction loan at a rate equal to LIBOR plus 2% which matures in 2005. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only be funded if the borrowing entity defaulted and was not able to cure its default.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Keystone New Jersey Associates, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey which aggregated approximately 2.1 million square feet to a joint venture between the Company and CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) at a value of approximately $103.8 million. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. This joint venture was formed to own, operate and develop industrial property and is 80% owned by CalEast Industrial Investors, LLC and 20% owned by the Company. The Company may fund approximately $6.1 million of additional equity to this joint venture. The Management Company and the Operating Partnership act as the joint venture’s exclusive acquisition, management and leasing agent. Since its formation in March 2001, this joint venture has acquired industrial properties totaling 1.3 million square feet and 62 acres of land for approximately $63 million, including the acquisition of 230 Brighton Road, a 160,843 square foot industrial property located in New Jersey for a purchase price of approximately $9.1 million in September 2003.

Nocha, LLC

     In December 2002, the Company disposed of the New York Office Portfolio for $178.3 million in a sale to Nocha, LLC. As a result of the sale, the Company retained a $27 million preferred equity investment in this entity which earns an 11% preferred return and reports this investment on the equity method.

BIT JV

     In February 2003, the Company sold six properties and contributed two properties located in Indiana, Pennsylvania and New Jersey which aggregated approximately 2.0 million square feet to the BIT JV at a value of approximately $90.3 million. This joint venture was formed to own, operate and develop industrial properties and is 80% owned by AFL-CIO and 20% owned by the Company. The Management Company is the exclusive acquisition and management agent for the joint venture. The venture assumed $20.9 million of mortgage loans on two properties which mature in 2004 and 2013 and bear fixed interest rates of 6.88% and 6.92%, respectively. During March 2003, the joint venture acquired five properties located in Indiana aggregating 1.6 million square feet for approximately $40.4 million. The Company has a commitment to fund approximately $2.8 million of additional equity to this joint venture.

     The following table summarizes the equity method investments in real estate ventures of the Company as of September 30, 2003 and December 31, 2002 (amounts in thousands):

	September 30, 2003	December 31, 2002

4 Points	$3,021	$2,744
5 Points	1,503	—
CalEast JV	19,345	17,826
Nocha LLC	27,455	27,154
BIT JV	16,837	—

Total	$68,161	$47,724

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the equity in income from equity method investments for the three-and nine-month periods ended September 30, 2003 and 2002 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

4 Points	$114	$227	$296	$120
5 Points	—	—	—	—
CalEast JV	264	120	736	670
Nocha LLC	742	—	2,227	—
BIT JV	359	—	957	—
Management Co.	142	(81)	268	(207)

Total	$1,621	$266	$4,484	$583

     In accordance with FIN 46, the Company’s equity method investments were reviewed to determine if the entities were variable interest entities. The Company’s preliminary conclusions, subject to the current guidance available on FIN 46, are that none of these investments, other than the Management Company, are variable interest entities. However, the Company is continuing its review of the structure of these investments in order to determine whether any of these investments are variable interest entities which would be required to be consolidated as of December 31, 2003. It is likely that the Management Company will be consolidated in 2003 as a result of FIN 46.

5. Indebtedness

Variable Rate Indebtedness

     On March 31, 2003, the Company’s $125 million unsecured revolving credit facility (the “Credit Facility”) was increased to $185 million. Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility, which was originated in December 2001, has a term of three years with a one year extension available at the option of the Company. Interest is calculated based on a grid which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.625%. The interest rate on this facility was 2.75% at September 30, 2003. At September 30, 2003 and 2002, the Company had $120.4 million and $103.1 million, respectively, outstanding on the Credit Facility. The weighted average balance outstanding and weighted average interest rate for the nine months ended September 30, 2003 and 2002 were $151.3 million and $100.7 million, and 3.20% and 3.47%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of September 30, 2003.

     On September 11, 2003, the Company obtained a $75 million unsecured term credit facility (the “Term Facility”) which matures in September 2008. Interest is calculated based on a grid which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.75%. Based on the Company’s current leverage, the Term Facility is priced at LIBOR plus 1.625%. The Company had $69.5 million outstanding on the Term Facility as of September 30, 2003. The weighted average interest rate for the three months ended September 30, 2003 was 2.75%. The Term Facility requires the Company to meet certain financial covenants, which are identical to the Credit Facility covenants.

     In December 2002, the Company obtained a recourse loan of $24.1 million to construct two industrial facilities in New Jersey. This loan is collateralized by these properties, matures in December 2004, has an additional option year available, and requires interest at LIBOR plus 1.95% (3.07% at September 30, 2003). The Company had approximately $9.7 million outstanding on this loan at September 30, 2003.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2000, the Company obtained a recourse loan of $37.0 million to construct two industrial buildings in New Jersey. This loan was collateralized by these properties and requires interest at LIBOR plus 2.25% (4.25% at September 30, 2003). In April 2003, $15.7 million of this loan relating to one of the buildings was refinanced by a $16.0 million variable rate loan with a three year term and the remaining portion of the loan with a balance of $14.3 million was extended until December 2003. The Company expects to refinance this loan prior to its maturity.

     The Company has a $10.0 million working capital facility which is secured by mortgage loans on three properties and a lease assignment on another property. The facility matures in January 2005 and requires interest only payments at LIBOR plus 1.75%. The LIBOR interest rate is based on a sliding scale based on the value of the collateral. At September 30, 2003 and 2002, the Company had $6.5 million outstanding on the working capital facility. The interest rate on this facility was 2.61% at September 30, 2003. The weighted average balance outstanding and weighted average interest rate for the nine months ended September 30, 2003 and 2002 was $6.8 million and $6.5 million and 2.82% and 3.41%, respectively.

Fixed Rate Indebtedness

     Mortgage notes payable of $185.8 million and $186.1 million, excluding debt premiums, encumbered 20 and 21 of the properties at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, interest rates on the mortgage loans ranged from fixed rates of 6.89% to 8.41%. Mortgage notes had weighted average interest rates of 7.82% and 7.66% at September 30, 2003 and December 31, 2002, respectively. The maturities for these notes range from October 2004 through December 2010.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Segments

     The Company’s Chief Executive Officer and management assess and measure operating results based upon property level net operating income within each of the Company’s business segments. The Company considers its reportable segments to be based on geographic regions. The “Other” segment includes properties located in Ohio, New York and an investment in a direct financing lease. In 2002, the Company reported segment information to include property type and geographic categories grouped into industrial and office, and such information for prior periods has been presented on a consistent basis with the current segment components. In December 2002, the Company sold 19 office buildings in its New York Portfolio to Nocha, LLC; therefore, the office segment has been reclassified into the “Other” category in 2003 and 2002. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information, including those of the properties shown as discontinued operations, for the Company’s reportable segments is shown in the following table (in 000’s):

	INVESTMENT IN REAL ESTATE, AT COST (1)
	2003	2002

New Jersey	$332,546	$203,695
Pennsylvania	305,277	230,326
Indiana	26,583	84,048
South Carolina	64,177	63,783
Other	43,479	42,551

Total	$772,062	$624,403

	REVENUE		REVENUE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

New Jersey	$9,650	$5,086	$23,733	$13,560
Pennsylvania	8,875	6,955	27,681	20,262
Indiana	408	2,146	2,115	7,865
South Carolina	1,688	1,990	5,431	5,733
Other	2,011	8,993	5,608	28,757

Total	$22,632	$25,170	$64,568	$76,177

Less: Revenue from Discontinued Operations	—	(228)	—	(2,898)

Total Revenue Less Discontinued Operations	$22,632	$24,942	$64,568	$73,279

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PROPERTY LEVEL		PROPERTY LEVEL
	NET OPERATING		NET OPERATING
	INCOME (2)		INCOME (2)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

New Jersey	$7,992	$4,300	$19,352	$11,369
Pennsylvania	7,399	6,081	23,297	17,630
Indiana	332	2,104	1,878	7,602
South Carolina	1,434	1,785	4,654	5,124
Other	1,902	6,433	4,988	21,126

Total	$19,059	$20,703	$54,169	$62,851

Less: NOI from Discontinued Operations	—	(191)	—	(2,567)

Total NOI Less Discontinued Operations	$19,059	$20,512	$54,169	$60,284

	CAPITAL EXPENDITURES		CAPITAL EXPENDITURES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

New Jersey	$1,253	$620	$1,824	$971
Pennsylvania	943	555	2,145	838
Indiana	119	—	135	—
South Carolina	317	21	459	38
Other	53	674	168	2,245

Total	$2,685	$1,870	$4,731	$4,092

	DEPRECIATION AND		DEPRECIATION AND
	AMORTIZATION		AMORTIZATION
	EXPENSE		EXPENSE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30,

	2003	2002	2003	2002

New Jersey	$2,033	$1,119	$5,376	$3,073
Pennsylvania	2,693	1,438	6,917	4,417
Indiana	169	617	719	1,903
South Carolina	483	497	1,418	1,490
Other	263	1,401	1,342	5,080

Total	$5,641	$5,072	$15,772	$15,963

Less: Discontinued Operations	—	(51)	—	(388)

Total Less Discontinued Operations	$5,641	$5,021	$15,772	$15,575

	PHYSICAL OCCUPANCY AT
	SEPTEMBER 30, (3)

	2003	2002

New Jersey	94.0%	95.1%
Pennsylvania	91.1%	92.4%
Indiana	92.1%	93.7%
South Carolina	90.1%	94.4%
Other	91.0%	94.4%

Total	92.1%	94.0%

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Segment property level net operating income as shown above	$19,059	$20,512	$54,169	$60,284
Provision for asset impairment and employee termination costs	—	(31,130)	—	(31,130)
Depreciation and amortization expense	(5,641)	(5,021)	(15,772)	(15,575)
General and administrative expense	(2,397)	(2,028)	(7,676)	(5,980)
Interest expense	(4,736)	(6,369)	(14,037)	(18,507)
Equity in income from equity method investments	1,621	266	4,484	583
Gains (Losses) on sales of assets	—	—-	3,221	(430)
Distributions to preferred unitholders	(1,268)	(1,424)	(3,804)	(4,317)
Minority interest of unitholders in Operating Partnership	(945)	6,092	(3,163)	3,987
Income from discontinued operations	-—	86	—-	323
Gain on disposition of discontinued operations	-—	871	—-	871
Minority interest on discontinued operations	—-	(235)	—-	(294)
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,940)	(1,208)	(4,980)	(3,083)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$3,753	$(19,588)	$12,442	$(13,268)

(1)	Amounts for 2002 are as of December 31, 2002.

(2)	Property Level Net Operating Income represents total revenue less property operating expenses and real estate taxes. The Company believes that Property Level Net Operating Income is a useful measure of operating performance because it provides investors with useful information reflecting the results of operations of the Company’s properties before the effect of interest expense.

(3)	Portfolio Occupancy includes unconsolidated joint venture properties.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the second quarter of 2003, which was paid on July 31, 2003 to shareholders of record on July 17, 2003.

     In October 2003, the Company declared a dividend of $0.33 per Common Share for the third quarter of 2003, which was paid on October 31, 2003 to shareholders of record on October 17, 2003. In October 2003, the Company declared a dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the third quarter of 2003, which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

     The Company and the Operating Partnership paid distributions to holders of Series C Convertible Preferred Stock and Convertible Preferred Units which are each entitled to a preferred dividend or a preferred return ranging from 9.0% to 9.75% of liquidation value. These distributions are paid on a quarterly basis. Distributions paid to holders of Series C Convertible Preferred Stock and Convertible Preferred Units were approximately $4.9 million and $7.0 million, respectively, during the nine months ended September 30, 2003 and 2002. In October 2003, the Company and the Operating Partnership paid dividends or distributions to the holders of Series C Convertible Preferred Stock, Convertible Preferred Units and Series D Redeemable Preferred Stock, which aggregated to $3.2 million.

9. Subsequent Events

     On October 30, 2003, the BIT JV acquired 861 Nestle Way, a 822,500 square foot industrial property located in Allentown, Pennsylvania for a purchase price of approximately $34.2 million excluding closing costs.

     Also, on October 30, 2003, the Company closed a $25 million Senior Secured Term Facility with the Royal Bank of Canada and RBC Capital Markets, as lead arranger. This loan has a one year term with a variable interest rate and is priced at 1.875% over LIBOR. The proceeds of this financing were utilized to fund certain property acquisitions.

     On November 3, 2003, the Company acquired 3500 Industrial Road, a 677,548 square foot industrial property located in Harrisburg, Pennsylvania for a purchase price of approximately $21.5 million excluding closing costs.

     On November 7, 2003, the Company issued 4,000,000 Common Shares at $19.60 per share before the underwriters’ discount. The Company granted the underwriters an over-allotment option to purchase up to an additional 600,000 shares, which can be exercised in whole or in part within 30 days. The Company initially used the net proceeds from this offering to repay certain amounts outstanding under its Credit Facility and to fund the acquisition of the Eastern Portfolio. The remaining proceeds from this offering will be utilized for general corporate purposes and to fund future acquisitions and development activities.

     On November 10, 2003, the Company acquired the Easton Portfolio located in Miami, Florida for a purchase price of approximately $114.4 million, excluding closing costs, including approximately $67.6 million of assumed mortgage debt.

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

Comparison of the Three Months Ended September 30, 2003 and 2002

     The Company reported net income allocated to common shareholders for the quarter ended September 30, 2003 of $3.8 million, or $0.17 per diluted share, as compared with a net loss of $19.6 million, or $1.01 per diluted share for the quarter ended September 30, 2002. This increase is primarily the result of a $30.2 million provision for asset impairment that was recorded in 2002 related to the sale of our New York Office Portfolio.

     The decrease in total revenue from $24.9 million in 2002 to $22.6 million in 2003, or 9.2%, along with the decline of $857,000, or 19.3%, in property operating expenses, including real estate taxes, is primarily the result of the repayment of debt from the proceeds of asset sales during 2002 and the sale and contribution of assets to the BIT JV in the first quarter of 2003, net of the impact of the reinvestment of these proceeds into $195 million of industrial asset acquisitions in 2003. General and administrative expense increased by $369,000 or 18.2% in 2003 as compared to the same period in 2002 primarily as a result of increases in directors and officers’ liability insurance, directors fees and legal and accounting expenses in addition to increases in non-cash compensation charges. Depreciation and amortization increased by approximately $620,000 or 12.3% in the period as compared to the same period in 2002 as a result of higher amortization charges related to acquired lease intangibles from 2002 and 2003 property acquisitions net of lower amortization, related to leasing commissions, and depreciation as a result of the sale of the New York Portfolio in December 2002. The decrease of $1.6 million, or 25.6%, in interest expense is a result of the repayment of debt from the proceeds of asset sales, the decrease in the variable interest rate on the Credit Facility and the overall decrease in debt levels from 2002 to 2003, as the ratio of debt to undepreciated assets was 48.2% at September 30, 2003 as compared to 51.5% at September 30, 2002. The increase in equity in income from equity method investments from $266,000 in 2002 to $1.6 million in 2003 is primarily the result of earnings from the BIT JV of $359,000 and income from the investment in Nocha, LLC of $742,000. The Company entered into the BIT JV in 2003 and obtained its equity interest in Nocha, LLC in December 2002. The Company recognized earnings of $142,000 from the Management Company in 2003 compared to a loss of $81,000 in 2002. The increase in earnings from the Management Company is the result of increased fee income from the management of the BIT JV. The Company’s income allocated to preferred shareholders increased from $1.2 million in 2002 to $1.9 million in 2003 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003.

Comparison of the Nine Months Ended September 30, 2003 and 2002

     The Company reported net income allocated to common shareholders for the nine months ended September 30, 2003 of $12.4 million, or $0.57 per diluted share, as compared with a net loss of $13.3 million, or $0.70 per diluted share for the nine months ended September 30, 2002. This increase in net income is primarily the result of the $3.2 million gain on sales of assets in 2003 compared to a $441,000 gain on sales of assets for the same period in 2002. Additionally, the Company recorded a $31.6 million provision for asset impairment in 2002, including a $1.4 million impairment provision reported in discontinued operations, related to the New York Portfolio and other assets sold in 2002.

     The decrease in total revenue from $73.3 million in 2002 to $64.6 million in 2003, or 11.9%, along with the decline of $2.6 million, or 20.0%, in property operating expenses, including real estate taxes, is primarily the result of the disposition of assets in 2002 and the sale and contribution of assets to the BIT JV in the first quarter of 2003, net of the impact of the reinvestment of these proceeds into $195 million of industrial assets in 2003. General and administrative expenses increased by approximately $1.7 million, or 28.4%, in the nine-month period ended September 30, 2003 as compared to the same period in 2002. This increase was the result of increased legal, accounting and directors fees and directors and officers liability insurance costs in addition to increases in non-cash compensation charges, including $253,000 of costs related to the Company’s adoption effective January 1, 2003 of SFAS 148 related to expensing the costs of stock options. Depreciation and amortization increased by approximately $197,000, or 1.3%, in the period as compared to the same period in 2002 as a result of higher amortization charges related to acquired lease intangibles from 2002 and 2003 property acquisitions and lower amortization, related to leasing commissions, and depreciation as a result of the sale of the New York Portfolio in December 2002. The decrease of $4.5 million in interest expense is a result of debt repaid or assumed by the buyer related to the asset sales, the decrease in the variable interest rate on the Credit Facility and the overall decrease in debt levels from 2002 to 2003. The increase in equity method investments income from $583,000 to $4.5 million is primarily the result of earnings from the BIT JV of $957,000 and equity in income from the investment in Nocha LLC of $2.2 million. The Company recognized earnings of $268,000 from its Management Company in 2003 compared to a loss of $207,000 in 2002. The increase was the result of increased fee income from the management of the BIT JV. Also, the increase was a result of the Company’s income allocated to preferred shareholders increased from $3.1 million in 2002 to $5.0 million in 2003 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003, partially offset by the repurchase of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock and certain of the outstanding shares of the Company’s Series C Convertible Preferred Stock in 2002.

Same Store Results

     Same Store Properties include 81 industrial properties and one office property owned as of September 30, 2003, which aggregate 17.3 million square feet or approximately 58.4% and 63.8% of the Company’s net property operating income for the three-and nine-month periods ended September 30, 2003. Management believes that the presentation of Same Store operating results is a useful disclosure as a measure of operating performance as it excludes operating results of properties acquired or sold during the periods.

     Set forth below is a schedule comparing the property level net operating income, excluding straight-line rental income, for the Same Store Properties for the three-and nine-month periods ended September 30, 2003 and 2002 (amounts in 000’s).

	For the Three Month Period Ended September 30,			For the Nine Month Period Ended September 30,

	2003	2002	% Change	2003	2002	% Change

Revenue Rental revenue	$11,099	$11,623	(4.5%)	$35,488	$35,868	(1.1%)
Tenant reimbursements	1,655	1,543	7.3%	5,399	4,559	18.4%

Total revenue	$12,754	$13,166	(3.1%)	$40,887	$40,427	1.1%

Operating Expenses Property operating expenses	$515	$440	17.0%	$2,107	$1,225	72.0%
Real estate taxes	1,527	1,522	0.3%	4,585	4,392	4.4%

Total operating expenses	$2,042	$1,962	4.1%	$6,692	$5,617	19.1%

Net operating income (“NOI”)	$10,712	$11,204	(4.4%)	$34,195	$34,810	(1.8%)

Same Store NOI from above	$10,712	$11,204		$34,195	$34,810
Non Same Store Property NOI	8,983	9,757		23,533	28,663
Straight-line rental income for Same Store properties	508	666		986	1,288
Less: Unconsolidated NOI related to equity method investments	(1,144)	(1,115)		(4,545)	(4,477)

Property Level Net Operating Income (1)	$19,059	$20,512		$54,169	$60,284

Physical occupancy at period end	94.4%	96.2%	(1.8%)	94.4%	96.2%	(1.8%)

Economic occupancy at period end	88.2%	92.5%	(4.3%)	90.9%	93.3%	(2.4%)

(1)	The following table reconciles Property Level Net Operating Income in the Same Store presentation above to the Consolidated Statements of Operations:

	For the Three Month		For the Nine Month
	Period Ended		Period Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total Revenue	$22,632	$24,942	$64,568	$73,279
Less: Property Operating Expenses	1,060	1,876	3,521	5,549
Real Estate Taxes	2,513	2,554	6,878	7,446

Property Level Net Operating Income, as shown above(1)	$19,059	$20,512	$54,169	$60,284

(1)	For an additional reconciliation of NOI to net income, see Note 7 — Segments.

Comparison of the Three Months Ended September 30, 2003 and 2002

     For the quarter, property level NOI excluding straight-line rental income and income related to the amortization of acquired lease intangibles for Same Store properties decreased by 4.4% or approximately $492,000 in comparison to the third quarter of 2002. Rental revenue decreased by $412,000 as a result of a decline in economic occupancy from 92.5% for the third quarter of 2002 to 88.2% for the third quarter of 2003, which was related primarily to three properties in Pennsylvania and 104 Hidden Lake Circle in South Carolina.

Comparison of the Nine Months Ended September 30, 2003 and 2002

     Year to date, property level NOI, excluding straight-line rental income and income related to the amortization of acquired lease intangibles, for Same Store properties decreased by 1.8% or approximately $615,000 in comparison to the same nine-month period in 2002. This decrease was primarily the result of a $1.0 million increase in vacancy, which was related primarily to a decline in economic occupancy from 93.3% in 2002 to 90.9% in 2003 which was primarily related to vacancies at 221 South 10th Street in Pennsylvania and Augusta Road and 104 Hidden Lake Circle in South Carolina. The Same Store results were also negatively impacted by an increase in utility expenses, snow removal and insurance expenses at certain of the properties that were not reimbursed by tenants due to vacancy.

Segments

Comparison of the Three Months Ended September 30, 2003 and 2002

     Revenue for all of the Company’s properties decreased by approximately $2.3 million while property level NOI decreased by approximately $1.5 million in the three-month period ended September 30, 2003 as compared to the same period in 2002. Revenue and property level NOI decreased in the Indiana and Other segments as a result of property dispositions in 2002 and as a result of assets sold in February 2003 to the BIT JV. Revenue and property level NOI increased in the Pennsylvania and New Jersey markets as a result of property acquisitions in the fourth quarter of 2002 and approximately $195 million of acquisitions which occurred primarily in the first quarter of 2003.

Comparison of the Nine Months Ended September 30, 2003 and 2002

     Revenue for all of the Company’s properties decreased by approximately $8.7 million while property level NOI decreased by approximately $7.1 million in the nine-month period ended September 30, 2003 as compared to the same period in 2002. Revenue and property level NOI decreased in the Indiana and Other segment as a result of property dispositions in 2002 and as a result of sales in February 2003 to the BIT JV. Revenue and property level NOI increased in the Pennsylvania and New Jersey markets as a result of property acquisitions in the fourth quarter of 2002 and approximately $195 million of acquisitions which occurred primarily in the first quarter of 2003.

Liquidity and Capital Resources

Cash Flows

     Net cash provided by operating activities was $22.9 million for the first nine months of 2003 as compared to $34.5 million for the same period in 2002, a decrease of 33.6%. The decrease is primarily the result of asset sales including assets sold or contributed to Nocha, LLC and the BIT JV. This represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

     For the nine months ended September 30, 2003 net cash used in investing activities was $149.8 million in 2003 as compared to net cash used in 2002 of $898,000. The increase in cash used is primarily the result of an increase in property acquisitions in 2003 as compared to 2002. Cash used in property acquisitions, including joint ventures and expenditures related to development and construction was $166.4 million in 2003 as a result of the Company’s acquisitions and construction during the first nine months of 2003 as compared to $23.0 million for the same period in 2002.

     Net cash provided by financing activities in the nine month period ended September 30, 2003 was $126.1 million as compared to net cash used in financing activities for the same period in 2002 of $35.1 million. The increase in net cash provided in 2003 as compared to 2002 is primarily a result of the $66.1 million of net proceeds from the Series

D Redeemable Preferred Stock offering in February 2003 and the increase of $92.4 million of borrowings under the Company’s credit facilities, including borrowings of $69.5 million under the Term Facility.

Short and Long Term Liquidity

     Cash flow from operating activities is the Company’s principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain initial costs associated with the Company’s development activities. The Company may fund approximately $6.1 million of additional equity to the CalEast joint venture and has a commitment to fund $2.8 million to the BIT joint venture. This equity is expected to be funded as the joint ventures acquire additional properties. The Company jointly and severally guaranteed a $18.0 million recourse construction loan to 4 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 800,000 square foot distribution facility in AirTech Park in Indianapolis, Indiana in the first quarter of 2002. As of September 30, 2003, the facility was 100% leased. The Company jointly and severally guaranteed a $16.4 million recourse construction loan to 5 Points Associates, LLC, a joint venture with Browning Investments, Inc. to construct an approximately 813,000 square foot distribution facility in AirTech Park. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only need to be funded if the borrowing entity defaulted and was not able to cure its default.

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

     The Company’s long-term liquidity needs generally include the funding of existing and future development activity, asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through the combination of the following: (i) the issuance of equity securities by the Company or its Operating Partnership, (ii) the selective disposition of certain real estate assets, (iii) the refinancing of maturing debt obligations, and (iv) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of November 10, 2003, the Company has issued approximately $330.9 million of securities under this Registration Statement.

     In November 2003, the Company issued 4,000,000 common shares at a price, before the underwriters discount of $19.60 per share. The Company also granted the underwriters an over-allotment option to purchase up to 600,000 additional common shares within 30 days. The Company initially used net proceeds from this offering of approximately $78 million to repay its Credit Facility and to fund its acquisition of the Easton Portfolio. The remaining proceeds from this offering will be utilized for general corporate purposes and to fund future acquisitions and development activities.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

Capitalization

     As of September 30, 2003, the Company had $185.8 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.82% and a weighted average maturity of 3.7 years. The Company has a $185 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank which expires on December 21, 2004, with an additional one-year extension available at the option of the Company. Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR +

1.35% to LIBOR + 1.875%. Based on the Company’s leverage at September 30, 2003, the rate was LIBOR + 1.625%. At September 30, 2003, the Company’s outstanding borrowings under this Credit Facility were $120.4 million at an interest rate of 2.74%. The Company has a $75 million unsecured revolving Term Credit Facility. Total outstanding borrowings under the Term Credit Facility were $69.5 million as of September 30, 2003. The Company has other variable rate debt, which aggregated approximately $46.5 million at September 30, 2003. At September 30, 2003, the Company’s variable rate debt was approximately 55.4% of total debt. The Company’s ratio of debt to undepreciated assets was 48.2% at September 30, 2003 as compared to 45.8% at December 31, 2002.

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

     Funds from Operations (“FFO”)

     The Company uses Funds from Operations (“FFO”) as a non-GAAP performance measure in addition to net income determined in accordance with GAAP. FFO is a widely used measurement by investors for evaluating the operating performance of an equity REIT. Management believes the use of FFO as a performance measure allows investors and management to compare the Company’s results to the results of other REITs. However, the Company’s FFO is computed in accordance with the standards established by NAREIT and as a result may not necessarily be comparable to similarly titled measures of operating performance for other REITs which do not compute FFO in accordance with the NAREIT definition which is described below.

     Management believes that FFO is a useful disclosure as a non-GAAP performance measure as historical cost accounting for real estate assets, as required in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time as reflected through depreciation and amortization expenses. The Company believes that the value of real estate assets does not diminish predictably over time, as is assumed in GAAP accounting, and instead fluctuates due to market and other conditions. Accordingly, the Company believes FFO provides investors with useful supplemental information about the Company’s operating performance because it excludes real estate depreciation and amortization expense and also gains and losses from the sale of depreciated real estate assets. However, FFO does not represent cash generated from operating activities in accordance with GAAP and it also does not consider the costs associated with capital expenditures related to the Company’s real estate assets. Also it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

     NAREIT defines FFO as net income/(loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Since 2000, NAREIT has clarified the definition of FFO to include non-recurring events (except for those that are defined as “extraordinary items” under GAAP) and the results of discontinued operations. The Company has presented FFO on a consistent basis for all periods presented.

     FFO and cash flow information for each of the three and nine month periods ended September 30, 2003 and 2002 are summarized in the following tables (in 000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002(1)(2)	2003	2002 (1)(2)

Funds from Operations: (Unaudited)		)
Net Income (Loss) Allocated to Common Shareholders	$3,753	$(19,588)	$12,442	$(13,268)
Income (Loss) Allocated to Preferred Shareholders	1,940	797	4,980	2,672
Redeemable Preferred Stock Dividends	(1,574)	—	(3,883)	—
Minority Interest of Unitholders in Operating Partnership	945	(5,857)	3,163	(3,693)
Distributions to Preferred Unitholders	1,268	1,424	3,804	4,317
(Gains) on Sales of Assets	—	(871)	(3,221)	(441)
Depreciation and Amortization Related to Real Estate	5,641	4,895	15,772	15,538
Depreciation and Amortization Related to Joint Ventures	443	206	1,198	546

Funds from Operations	$12,416	$(18,994)	$34,255	$5,671

Cash Flow Information:
Cash flow provided by operating activities			22,940	34,523
Cash flow used in investing activities			(149,822)	(898)
Cash flow provided by (used in) financing activities			126,110	(35,086)

Net increase (decrease) in cash and cash equivalents			$(772)	$(1,461)

(1)	FFO has been restated for 2002 to eliminate the add-back of the $30.2 million and $1.4 million provisions for asset impairment recorded in the third quarter and the second quarter of 2002, respectively. NAREIT and the SEC issued guidance in the third quarter for 2003 that impairment changes should no longer be added back to net income in order to calculate FFO.

(2)	As discussed in Note 2, the Company has amended its previous accounting treatment for $411,000 of offering costs related to $25 million of Convertible Preferred Stock which was redeemed in the third quarter of 2002, in accordance with recent SEC guidance which was effective in the quarter ended September 30, 2003. These costs were recorded as a distribution to the preferred shareholders, and were not added back to net income in order to calculate FFO for the three and nine months ended September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other consolidated variable rate debt obligations of the Company, excluding debt obligations from the Company’s equity method investments in real estate ventures, represented approximately 55.4% of the Company’s consolidated debt outstanding as of September 30, 2003. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.8% and 3.7 years, respectively, at September 30, 2003. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the nine-month period ended September 30, 2003, the Company’s interest expense for the nine-month period ended September 30, 2003 would have been increased or decreased by approximately $1.4 million. Approximately $14.3 million of the Company’s debt, which has a weighted average interest rate of 4.25%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations.

     A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual September 30, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Company’s net financial instrument position of $6.2 million at September 30, 2003. A 100 basis point decrease in market interest rates would result in an increase in the Company’s net financial instrument position of $6.4 million at September 30, 2003.

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure. As of September 30, 2003, the Company does not have any derivative investments related to interest rate management.

     The following table outlines the Company’s debt maturities as of September 30, 2003 (in thousands):

	Payments by Period

	Total	2003	2004-2005	2006-2007	Thereafter

Mortgage notes payable:
Fixed rate	$185,848	$695	$38,051	$111,653	$35,449
Construction loans – variable rate	40,033	14,340	25,693	—	—

	225,881	15,035	63,744	111,653	35,449
Credit facilities – Unsecured	189,900	—	120,400	—	69,500
Revolving credit facility – Secured	6,466	—	6,466	—	—
Debt Premium	4,378	200	1,603	1,434	1,141

	$426,625	$15,235	$192,213	$113,087	$106,090

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries. The Company’s Chief Executive Officer and Chief Financial Officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act and have determined that such disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls since the date of evaluation. The Company does not believe any significant deficiencies or material weaknesses exist in the Company’s internal controls. Accordingly, no corrective actions have been taken.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer and President
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350
32.3	Certification pursuant to 18 U.S.C. Section 1350
99.1	Employment Agreement, dated as of July 1, 2003, by and between the Company and Jeffrey E. Kelter.
99.2	Employment Agreement, dated as of October 1, 2003, by and between the Company and Robert F. Savage, Jr.

     (b) Reports on Form 8-K:

     During the three month period ended September 30, 2003 and through November 14, 2003, the Company filed or furnished the following:

i.)	A Current Report on Form 8-K dated July 23, 2003 was furnished on July 23, 2003 (reporting under Items 7 and 9) regarding the Company’s second quarter 2003 earnings release and conference call.
ii.)	A current report on Form 8-K dated October 22, 2003 was furnished on October 22, 2003 (reporting under Items 7 and 9) regarding the Company’s third quarter 2003 supplemental information and press release.
iii.)	A current report on Form 8-K dated October 28, 2003 and filed on October 28, 2003 (reporting under Item 7) regarding the Company’s acquisitions of the Capital Business Center and the Sears Property.
iv.)	A current report on Form 8-K dated November 4, 2003 and filed on November 6, 2003 (reporting under Item 5) regarding the Company’s Common Share Offerings.
v.)	A current report on Form 8-K dated November 6, 2003 and filed on November 6, 2003 (reporting under Items 5 and 7) regarding the Company’s acquisitions of the Capital Business Center and the Sears Property.
vi.)	A current report on Form 8-K dated November 10, 2003 and filed on November 13, 2003 (reporting under Item 2) regarding the Company’s acquisition of the Easton Portfolio.

SIGNATURES OF REGISTRANT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

Date: November 14, 2003	By:	/s/ Jeffrey E. Kelter

Jeffrey E. Kelter
President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Timothy E. McKenna

Timothy E. McKenna
Senior Vice President and Chief Financial Officer

Date: November 14, 2003	By:	/s/ J. Peter Lloyd

J. Peter Lloyd
Vice President and Chief Accounting Officer