Form 10-K/A
period 2002-12-31
KEYSTONE PROPERTY TRUST
filed 2004-02-19
CIK 906113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER 1-12514

KEYSTONE PROPERTY TRUST

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization) 200 Four Falls, Suite 208 West Conshohocken, Pennsylvania (Address of principal executive offices)	84-1246585 (I.R.S. Employer Identification No.) 19428 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (484) 530-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE
ACT OF 1934:

TITLE OF EACH CLASS COMMON SHARES, $.001 PAR VALUE SERIES D CUMULATIVE REDEEMABLE PREFERRED STOCK, $.001 PAR VALUE	NAME OF EACH EXCHANGE ON WHICH REGISTERED NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price on the New York Stock Exchange) on June 30, 2003 was approximately $370.6 million. As of February 17, 2003, there were 26,425,019 Common Shares, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of Keystone Property Trust to be held in 2003 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K.

This amendment to our Annual Report on Form 10-K is being filed in order to name KPMG LLP as our expert in accounting and auditing. On February 18, 2004, KPMG LLP consented to the reference to it under the heading “Experts” in the registration statements on Form S-3 (File Nos. 333-59251, 333-67637, 333-74277, 333-77627, 333-89095, 333-92741, 333-31504 and 333-110450) and Form S-8 (File No. 333-70529) of Keystone Property Trust (the “Registration Statements”). A copy of the consent of KPMG LLP is included as Exhibit 23.2.

The consolidated financial statements and schedules of Keystone Property Trust and subsidiaries as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002 included in this Annual Report on Form 10K/A have been incorporated by reference in the Registration Statements in reliance upon the report of KPMG LLP, independent accountants, incorporated by reference herein, and upon the authority of said firm as experts in accounting and auditing. The report of KPMG LLP dated January 28, 2003 refers to the fact that Keystone Property Trust has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of January 1, 2002.

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
Date: February 18, 2004

3