Form 10-K
period 2003-12-31
KEYSTONE PROPERTY TRUST
filed 2004-03-10
CIK 906113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Transition Period from to

Commission File Number 1-12514

Keystone Property Trust
(Exact name of registrant as specified in its charter)

MARYLAND	84-1246585
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 Four Falls, Suite 208 West Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip code)

(Registrant’s telephone number, including area code):

(484) 530-1800

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

Title of each Class:

Title of Each Class	Name of each Exchange on which Registered:

Common Shares of Beneficial Interest, $.001 Par Value	New York Stock Exchange
Series D Cumulative Redeemable Preferred Stock, $.001 Par Value	New York Stock Exchange

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price on the New York Stock Exchange) on June 30, 2003 was approximately $370.6 million. As of March 8, 2004, there were 30,507,712 common shares of beneficial interest, $.001 par value, outstanding.

     Portions of the proxy statement for the annual meeting of the shareholders of Keystone Property Trust to be held on June 3, 2004 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

PART I.

Item 1.     Business.

      Keystone Property Trust (together with its subsidiaries, the “Company”) is a fully integrated real estate investment trust, or “REIT,” and one of the largest owners, managers and developers of industrial properties in the Eastern United States. The Company specializes in the investment, development and operation of state-of-the-art distribution facilities servicing the population concentrated within the Eastern United States.

      The Company’s goal is to create, through acquisition, disposition, development and asset management, a dominant ownership position in certain primary markets in the Eastern United States. As of December 31, 2003, the Company owned interests in a portfolio of 135 properties (the “Properties”) which aggregated approximately 30.1 million square feet. Our portfolio is comprised almost exclusively of bulk/warehouse distribution facilities, the majority of which are state-of-the-art. The Company considers state-of-the-art distribution facilities to have the following characteristics: at least 200,000 square feet (“SF”)building sizes (“big box” properties); 24 to 36 foot clear ceiling heights; 58 by 42 foot column spacing; ESFR (early suppression, fast response) sprinkler systems; flow through loading dock configurations; 150 foot minimum truck courts; and drop-lot trailer parking.

      The Company currently operates in five major markets: Central/Northern New Jersey; Central/Eastern Pennsylvania; Indianapolis, Indiana, Greenville, South Carolina and Southern Florida. The Company’s investment focus will be on new markets as well as on the Company’s four primary markets: New Jersey, Pennsylvania, Indianapolis, Indiana and Southern Florida. The Company believes it can create significant value in these four primary markets where we have a significant ownership presence by building out our sizeable development pipeline, completing value-added acquisitions and enhancing the operating performance of our existing properties. The Company will also continue to build market-leading positions by forming joint ventures with leading institutional investors. The Company believes joint ventures enable it to increase its overall return on invested capital, help expand into new areas and increase its access to capital for growth. As of December 31, 2003, the Company controls land that it believes will support the development of approximately 8.6 million square feet of industrial properties. The Company intends to prudently develop on a speculative basis as market conditions warrant and also take advantage of build-to-suit opportunities. In addition to the properties in the Company’s five major markets, the Company owns properties in New York, Ohio and South Carolina. The Company intends to continue to seek to expand its operations into additional new markets other than its primary markets. In determining whether to enter into a new market the Company will consider, among other factors, demographics, job growth, employment, real estate fundamentals, competition and other related matters.

      The Company believes its primary markets exhibit very favorable distribution characteristics. The Northern New Jersey region is one of the busiest cargo areas in the United States. The developed highway infrastructure and the combination of JFK, LaGuardia and Newark Airports, the Port of Newark and the Port of Elizabeth places this region among the most active and advanced transportation hubs. Central/Northern Pennsylvania is the central hub of the northeast corridor serving both New England and the Mid-Atlantic region. Its highway and rail systems and strong labor pool make Central/Eastern Pennsylvania an increasingly popular location for lower cost super-regional operations. Indianapolis is a superior distribution location because of its interstate highway network and has a strong rail system as well. By virtue of this infrastructure, Indianapolis serves as a national distribution hub. Miami is a major distribution hub driven by international and domestic trade with significant constraints to new supply and the fastest growing metropolitan area which is among the ten largest in the United States. Miami/Dade County is a center for global trade and has become one of the most dynamic industrial markets in the nation driven largely by the presence of Miami International Airport (“MIA”). MIA is ranked #1 in the United States for international freight and ranked #3 in the United States for total freight and is served by more airlines than any other airport in the Western Hemisphere.

      During the year ended December 31, 2003, the Company increased its industrial real estate portfolio in its New Jersey, Pennsylvania and Indiana markets by approximately 54%, from approximately 15.7 million square feet as of December 31, 2002, to 24.2 million square feet at December 31, 2003. In the fourth quarter of 2003, the Company entered into the Southern Florida market with the acquisition of a 13 building, 1.7 million square foot portfolio. The Company acquired interests in 10.1 million square feet or $427.2 million of industrial assets during 2003 including 2.4 million square feet valued at $83.7 million acquired through joint ventures with CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) (the “CalEast JV”) and the Mercantile Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust (the “BIT JV”). The focus of the CalEast JV is the acquisition of bulk warehouse and distribution facilities in New Jersey. The expected size of this joint venture is $300 million and it currently owns approximately $170 million of industrial assets located in New Jersey. The BIT JV is also focused on the bulk warehouse and distribution facilities markets within the Company’s primary geographic markets and other neighboring states. This joint venture has an expected size of $208.3 million and was seeded with $90.3 million of industrial assets from the Company located in Indiana, Pennsylvania and New Jersey. This joint venture subsequently acquired an additional $75 million of industrial assets since its formation in February 2003 and now owns 4.1 million square feet of industrial assets at December 31, 2003.

Recent Developments

Development Activities

      The Company believes it can create value in its primary markets where it has an established presence by building out the Company’s development pipeline, completing value-added acquisitions and enhancing the operating performance of its existing properties. In these primary markets, the Company as of December 31, 2003 controls land that it believes will support the development of approximately 8.6 million square feet of industrial properties. The Company intends to prudently develop these assets on a speculative basis as market conditions warrant and also take advantage of build-to-suit opportunities.

      In July 2003, the Company acquired a 50% interest in 5 Points Associates, LLC (“5 Points”), a joint venture with Browning Investments, Inc. (“Browning”), and started the construction of a speculative 813,054 square foot distribution facility at AirTech Park in Indianapolis, Indiana (“AirTech”), which was completed in the first quarter of 2004. AirTech can accommodate an additional 4.2 million square feet of industrial development. This joint venture is part of a strategic alliance that the Company formed with Browning, a developer located in Indianapolis, Indiana, in December 1998. The terms of this alliance give the Company an option until December 31, 2008 and rights of first offer until December 31, 2008, to develop distinct land parcels in AirTech through joint ventures in which the Company will have a 50% non-controlling ownership interest. 5 Points obtained a $16.4 million construction loan at a rate equal to LIBOR plus 2% which matures in 2005. In connection with the development in AirTech, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech. The Company does not anticipate that any amounts will need to be funded by the Company as a result of this loan guarantee. This guarantee would only be funded if the borrowing entity defaulted and was not able to cure its default.

      The Company also owns interests in or controls approximately 268 acres of land in New Jersey. During 2003, the Company continued construction on 26 acres located in Jersey City, New Jersey of two speculative distribution centers totaling approximately 522,000 square feet. In September 2003, the Company began construction of an approximately 772,000 square foot distribution center to be leased to Home Depot USA, Inc. on 87 acres that it acquired at Station Road in Cranbury, New Jersey. The costs for this project are estimated to be approximately $40 million. The initial term of the lease with Home Depot USA, Inc., is for 12 years and occupancy is scheduled for the fourth quarter of 2004. The Company will retain ownership of the asset. During the fourth quarter of 2003, construction began on a 500,000 square foot expansion of an existing 500,000 square foot facility, at a cost of approximately $24 million, located in Cranbury, New Jersey. This project is 100% leased, as a lease was signed for the remaining vacancy of 781,000 square feet in February 2004. The project is slated for completion in the second quarter of 2004. Taking into account the previously mentioned projects, the Company has 118 acres of land remaining for development in New Jersey.

      The Company also owns several industrial facilities located in Pennsylvania which have adjacent land parcels that allow for the expansion of the existing facilities and controls another 215 acres of land in Central Pennsylvania. In the fourth quarter of 2003, the Company signed a build-to-suit lease for 15 acres in Allentown, Pennsylvania. This property will have a 265,535 square foot facility, of which 211,535 square feet will be leased to KIA Motors America, Inc. Construction began in the first quarter of 2004 with occupancy expected for the end of the year. The project costs are estimated to be approximately $9 million.

Corporate Structure

      The Company conducts substantially all of its activities through, and substantially all of the Properties are held directly or indirectly by, Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and owned, at December 31, 2003, approximately 79% of the limited partnership interests (the “OP Units”) in the Operating Partnership. The remaining OP Units are owned by limited partners of the Operating Partnership. The officers and the trustees of the Company currently own approximately 7.2% of the outstanding OP Units, assuming the conversion of all outstanding convertible preferred units of limited partnership of the Operating Partnership (“Convertible Preferred Units”) into OP Units. The officers and the trustees of the Company currently own approximately 6.9% of the outstanding Common Shares of Beneficial Interest of the Company (“Common Shares”), assuming the conversion to Common Shares of all outstanding OP Units and shares of convertible preferred stock (“Convertible Preferred Stock”) and Convertible Preferred Units. Each OP Unit may be redeemed by the holder for the cash value of one Common Share or, at the Company’s option, one Common Share. With each such exchange, the Company’s ownership interest in the Operating Partnership will increase.

      The Company was originally incorporated in Delaware in 1993 and was re-incorporated in Maryland in 1994. In October 1999, the Company reorganized from a Maryland corporation to a Maryland real estate investment trust (“REIT”) and changed its name from American Real Estate Investment Corporation to Keystone Property Trust. Simultaneously, the name of the Operating Partnership was changed from American Real Estate Investment, L.P. to Keystone Operating Partnership, L.P. The Company’s executive offices are located at 200 Four Falls, Suite 208, West Conshohocken, Pennsylvania 19428 and its telephone number is 484-530-1800 and its facsimile number is 484-530-0130. The Company also maintains regional offices in Allentown and Harrisburg, Pennsylvania; New York, New York; Jersey City, New Jersey; Greenville, South Carolina; and Indianapolis, Indiana.

Registrant’s Website Address

      A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports as well as the Company’s corporate governance guidelines, board committee charters, and code of business conduct and ethics are available, free of charge, on the Internet on our website www.keystoneproperty.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The public may read and copy the Company’s filings at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1-800-SEC-0330. The SEC maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and the address of that site is (http://www.sec.gov). The reference to our website address does not constitute incorporation by reference of the information contained in the website and therefore information available on the Company’s website should not be considered part of this document.

Management and Employees

      The Company conducts real estate management activities through the Operating Partnership and Keystone Realty Services, Inc. (the “Management Company”). The Company manages all of its Properties and, through the Management Company, other properties on behalf of its joint ventures and other third parties. At December 31, 2003, the Management Company managed properties containing an aggregate of approximately 8.6 million square feet, which includes 3.2 million square feet owned by the CalEast JV and

4.3 million square feet owned by the BIT JV. Approximately 458,000 square feet was managed for a market rate management fee, for a limited partnership in which the Company’s Chief Executive Officer is a general partner. Through its ownership of 100% of the nonvoting preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of amounts paid as dividends by the Management Company. The Management Company’s voting stock is owned by the Company’s Chairman and certain of his family members, the Company’s President and Chief Executive Officer and another investor in the Company.

      At December 31, 2003, the Operating Partnership and the Management Company had 72 full-time employees, including the Company’s executive officers.

Business Strategy and Operating Plan

      The Company’s primary business objective is to maximize return on invested capital, thereby generating growth in cash flow per share and net asset value per share. The Company believes that this will enable the Company to maximize its total return to its shareholders over the long term. The Company is primarily focused on the industrial real estate business as the Company believes it offers the opportunity to generate excellent current returns on invested capital through a stable cash flow and attractive total returns on a risk-adjusted basis through the preservation of capital. In order to accomplish this objective, the Company is executing the following strategy:

•	Focus on markets serving primarily the Eastern United States and be recognized as one of the leading owners and developers in our current markets and any new markets where the Company may make investments.

•	Select submarkets within those markets where there are barriers to the creation of new supply as a result of difficult zoning and/or other regulatory requirements, topographical constraints, and a lack of developable land.

•	Maintain a stable platform of operating cash flow through proactive portfolio management that emphasizes the on-going mitigation of exposure to expiring leases, maintenance of tenant diversification, and minimizing recurring costs associated with re-tenancy as well as repairs and maintenance.

•	Opportunistically acquire assets which increase its penetration in the markets in which it has chosen to concentrate and which exhibit an opportunity to improve returns through repositioning and re-leasing as existing leases terminate.

•	Concentrate on the development of high-quality, well-located state-of-the-art big box warehouse and distribution facilities located in proximity to skilled labor pools, interstate and regional road systems, airports and ports that are designed to meet the demands of today’s efficiency-driven tenants.

•	Increase exposure in current and new markets by creating strategic joint ventures to leverage the Company’s resources.

      The Company believes that it is positioned to create value through the redeployment of capital currently invested in properties that do not fit its business strategy or from which it can realize imbedded value. In 2001, the Company identified $300 million of office and non-core industrial assets which would be subject to its capital redeployment plan. From January 1, 2001 through December 31, 2003, an aggregate of approximately $586 million of assets were sold aggregating 10.8 million square feet, of which $194 million was sold or contributed to the CalEast JV and the BIT JV. Over that same time period, $638 million, including acquisitions through joint ventures, was redeployed into 17.4 million square feet of big-box state-of-the-art distribution facilities in Central/Northern New Jersey, Central/Eastern Pennsylvania, Indianapolis, Indiana and Southern Florida where the Company has focused its primary investment activities. The Company believes each of these markets exhibit the unique characteristics of distribution hubs: access to highways, airports, railways and seaports as well as proximity to major population centers. The Company believes these characteristics will continue to drive demand for the most efficient state-of-the-art properties.

      Development. The Company’s development pipeline is a key element in creating value under its operating plan. The Company has projects in various stages of construction totaling approximately 2.9 million square feet and representing over $62 million in invested capital. This development strategy calls for the prudent delivery of state-of-the-art products, built to the highest user specifications. The Company is primarily constructing distribution facilities with large footprints (in excess of 250,000 square feet) that are designed to capitalize on national distribution trends, which are moving away from smaller warehouse facilities toward larger regional facilities. Due to land constraints in its primary markets, these big-box properties are often unique in their size and therefore the Company believes they are impacted less by competition from more conventional industrial buildings. This development activity may involve joint venture partners similar to the Company’s Indianapolis development activity.

      Acquisitions. As a complement to its development activities, the Company intends to acquire select properties in Central/Northern New Jersey, Indianapolis, Indiana, Central/Eastern Pennsylvania and Southern Florida as well as select new markets. The Company is targeting value-added acquisition opportunities, which are total return oriented and offer additional upside potential through leasing rollover or property repositioning. In Central and Eastern Pennsylvania, the Company intends to acquire properties that complement its dominant market position and increase the overall value and desirability of its industrial portfolio. In Southern Florida, the Company will focus on acquisitions of the highest quality product tailored to more sophisticated users in the bigger footprint, high cube distribution centers market. Also, the Company may acquire properties through the Cal East JV or the BIT JV in other markets.

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

Policies with Respect to Certain Activities

      The following is a discussion of the Company’s current investment and financing policies. The Company’s policies with respect to these activities have been determined by the Company’s Board of Trustees and may be amended or revised from time to time at the discretion of the Trustees without a vote of the shareholders of the Company.

Investment Policies

      The Company has not adopted any policy as to the amount or percentage of its assets that can be invested in a single property. The key criterion for new investments is that they offer total returns likely to enhance shareholder value and the opportunity for growth in cash flow and net asset value.

      The Company may purchase or develop properties for long-term investment, expand, renovate and improve its properties or sell any of its existing or acquired properties, in whole or in part, when circumstances warrant. The Company has contractual commitments, with expiration dates ranging from 2004 to 2007, with certain limited partners of the Operating Partnership not to sell in taxable transactions certain real estate assets, which aggregated approximately $80 million of gross book value after certain unitholders in the Operating Partnership converted their OP Units and Convertible Preferred Units into Common Shares in connection with a public offering of such shares by these individuals (see Note 15 to the Company’s financial statements). The contractual commitments which expire in 2004 aggregate approximately $30 million in gross book value of the Company’s assets after the offering in February 2004. At December 31, 2003, prior to the unitholders conversions in February 2004, the Company’s commitments were $276 million of gross book value in total and $110 million that expire in 2004. Accordingly, if sold, the proceeds from the sales of the assets subject to these commitments will need to be reinvested by the Company in other real estate assets through the utilization of Section 1031 exchange transactions in accordance with the Internal Revenue Code, as amended (the “Code”). The Company may also participate with other entities in property ownership through joint ventures or other types of shared ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. Future investments are not limited (as to percentage of assets or otherwise) to any geographic area or any specified type of property; however, the Company intends to maintain its primary focus on industrial assets in its primary markets.

      While the Company intends to emphasize equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests including preferred equity interests in entities which own real estate. As of December 31, 2003, the Company held a $27 million preferred equity investment in Nocha LLC (“Nocha LLC”), the entity which acquired 34 of the Company’s office and other industrial assets in a transaction which closed in December 2002 (the “New York Office Portfolio”). Mortgage investments may include participating or convertible mortgages. The Company’s investment in mortgages may include investments as a strategy for ultimately acquiring a property, and might also include the purchase of non-performing loans at a discounted price. Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, the Company may also invest in securities of entities engaged in real estate activities or securities of other issuers. In the future, the Company may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments are consistent with the Company’s investment policies. In any event, the Company does not intend that its investments in securities will require the Company to register as an “investment company” under the Investment Company Act of 1940, as amended, and the Company intends to divest securities before any such registration would be required.

Financing Policies

      The Company has not adopted any policy to limit the amount or percentage of debt the Company may incur or to maintain any maximum debt-to-total market capitalization ratio or debt to undepreciated assets ratio. At December 31, 2003, the Company had a debt-to-total market capitalization ratio of approximately 39.2% (based on the closing price of $22.09 per Common Share on December 31, 2003) and a debt to undepreciated assets ratio of 49.6%. The term “total market capitalization” means the sum of the aggregate market value of the Company’s outstanding Common Shares and Common OP Units, the total Cumulative Redeemable Preferred Stock, debt of the Company and the liquidation value of the Convertible Preferred Stock and Convertible Preferred Units on the date thereof. The debt-to-total market capitalization ratio, which is based upon the market value of the Company’s equity and, accordingly, fluctuates with changes in the price of the Common Shares, differs from a debt-to-book capitalization ratio. To the extent the Company incurs or assumes indebtedness with respect to properties in connection with pending or future acquisitions or development, the Company’s debt-to-total market capitalization and debt to undepreciated assets ratios may change. The Company believes that debt-to-total market capitalization and debt to undepreciated assets ratios provide a more appropriate indication of leverage for a company whose assets are primarily operating real estate. The Company also considers its interest coverage and fixed charge coverage ratios to be indicative of its level of leverage and ability to service its debt and fixed charges. Additionally, under certain instruments of indebtedness, the Company is obligated to maintain certain financial ratios. As of December 31, 2003, the Company was in compliance with all such financial ratios.

      The Company may in the future adopt a debt policy in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and may modify any debt financing policy from time to time. If the Board of Trustees determines that additional funding is required, the Company may raise such funds through additional equity offerings (including offerings of senior securities), debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income), or a combination of these methods. The Company has agreed as a result of certain acquisitions closed since December 1997 to use all commercially reasonable efforts to maintain a certain level of indebtedness and to permit certain limited partners in the Operating Partnership to guarantee such level of indebtedness. At December 31, 2003, approximately $30 million, in the aggregate, of the Company’s outstanding indebtedness is guaranteed by these limited partners under these agreements.

      In the event the Board of Trustees determines to raise additional equity capital, the Board of Trustees has the authority, without shareholder approval, to issue additional Common Shares up to the maximum number authorized, or other capital stock, on such terms and for such consideration it deems appropriate, including in exchange for property. Any such offerings might cause a dilution of a shareholder’s investment in the Company.

      To the extent that the Board of Trustees determines to obtain additional debt financing, the Company intends to do so generally through loans secured by mortgages on its properties and lines of credit. These mortgage loans may be recourse, non-recourse or cross-collateralized and may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on any particular property or the amount of the loans secured by such mortgages, but mortgage financing instruments usually limit additional indebtedness on such properties. Indebtedness incurred by the Company may be in the form of bank borrowings, secured and unsecured, and publicly and privately placed debt instruments. Such indebtedness may be with recourse to all or any part of the properties of the Company, or may be limited to the particular property to which the indebtedness relates. The proceeds from any borrowings by the Company may be used for the payment of distributions, for working capital, to refinance existing indebtedness or to finance acquisitions of new properties or expansions of existing or new properties.

      The Company will acquire additional real estate assets using Common Shares or OP Units to pay all or a portion of the purchase price when the Company believes that such issuance would be accretive to its intrinsic value on a per share basis. The Company may also issue senior equity securities or shares of preferred stock for this purpose. There can be no assurance that such issuances will not be dilutive to the Company’s existing shareholders. In addition, Common Shares may be issued on terms which grant the recipient the right to require the Company to register the shares under the Securities Act of 1933, as amended (the “Securities Act”). Sales of those shares may adversely affect the market price of the Company’s outstanding Common Shares.

Summary of Indebtedness

      The following table sets forth the Company’s indebtedness outstanding, excluding debt premiums, at December 31, 2003.

					Annual
					Principal
				Maturity	and/or Interest
	Principal		Interest	Date	Payments
Lender	Balance	Recourse %	Rate	(Month/Yr)	(in 000’s)	Collateral

GE Capital	$7,023		7.03%	1/08	$601	One Philips
Wachovia National Bank(1)	6,466	100%	2.66%	1/05	172	Various
Bank of New York(2)	16,000	75%	3.07%	4/05	491	257 Prospect Plains Road
Key Commercial Mortgage(3)	8,326		8.22%	7/10	769	Various
Key Commercial Mortgage(3)	9,110		8.29%	7/10	846	Various
LaSalle Bank(4)	10,773	100%	3.09%	12/04	333	19 Colony Road
Nationwide Life Insurance	2,857		8.41%	4/06	240	6402 Corporate Drive — A
Nationwide Life Insurance	458		7.91%	4/06	36	6402 Corporate Drive — B
New York Life	4,877		8.41%	1/10	461	9905 NW 17th Street/Bldg 1
New York Life	4,806		8.41%	3/10	454	1665 NW 102nd Street/Bldg 2
New York Life	7,367		7.06%	4/08	635	10200 NW21st Street/Bdlg 5
New York Life	10,351		7.06%	4/08	892	10205 NW 19th Street/Bldg 6
New York Life	10,408		7.50%	4/12	907	10300 NW 19th Street/Bldg 15
New York Life	4,188		7.50%	4/12	365	10400 NW 21st Street/Bldg 16
New York Life	5,870		7.77%	1/11	520	1530 NW 98th Court/Bldg 18
New York Life	5,727		7.77%	1/11	507	9835 NW 14th Street/Bldg 19
Prudential Insurance Company (5)	3,849	100%	8.14%	12/05	382	21 Roadway
Prudential Insurance Company	9,671		6.89%	5/06	848	420 Salem Church
Prudential Insurance Company	11,276		7.87%	12/05	1,099	21 Roadway
Prudential Mortgage Capital	18,229		7.66%	10/04	1,754	221 South 10th Street
Prudential Mortgage Capital	11,964		8.11%	9/07	1,243	2040 N. Union Street
Prudential Mortgage Capital	13,976		8.07%	12/10	1,513	201 Fulling Mill Road
Royal Bank of Canada (6)	25,000	100%	3.03%	10/04	757	Investment in Nocha LLC
State Farm	2,581		7.50%	5/07	259	10000 NW 17th Street/Bldg 3
State Farm	5,636		8.25%	2/07	615	9950 NW 17th Street/Bldg 4
State Farm	5,694		7.35%	5/11	575	10000 NW 21st Street/Bldg 13
Teachers Annuity and Assurance Association of America(7)	88,313		7.82%	4/07	7,999	Various
Unsecured Term Loan — Wells Fargo(8)	75,000		2.79%	9/08	2,093	—
Unsecured Credit Facility(9)	135,400		2.88%	12/04	3,900	—

TOTAL DEBT	$521,196				$31,266

(1)	Debt service is interest only, which is payable monthly, at LIBOR plus 1.75% or the prime rate, at the Company’s option. The interest rate spread is based on a sliding scale, which is based on the value of the collateral. The scale ranges from LIBOR plus 1.50% to LIBOR plus 1.75%. Annual payment is based on annual interest payments at 2.66%, which was the rate at December 31, 2003. Secured by a first lien on four properties (see Schedule III — Real Estate and Accumulated Depreciation) and a lease assignment on another property subject to certain permitted release provisions.

(2)	This recourse loan is collateralized by a 500,000 square foot property in New Jersey. This loan requires interest at LIBOR plus 1.90%. Annual payment is based on annual interest payments at 3.07%, which was the rate at December 31, 2003.

(3)	Secured by a first lien on seven properties (see Schedule III — Real Estate and Accumulated Depreciation) subject to certain permitted release provisions. The loan contains covenants and agreements customary in such borrowings.

(4)	This indebtedness is for a $24.1 million loan to construct two industrial facilities aggregating 522,000 square feet in Jersey City, New Jersey. This recourse loan is collateralized by this property and requires interest at LIBOR plus 1.95%. Annual payment is based on annual interest payments at 3.09%, which was the rate at December 31, 2003.

(5)	This indebtedness is for a $4.0 million recourse loan for a 150,000 square foot expansion of an existing 407,100 square foot industrial facility in Harrisburg, Pennsylvania.

(6)	Debt service is interest only, which is payable monthly, at LIBOR plus 1.875%. This loan is a senior secured loan that matures in October 2004.

(7)	Secured by a first lien on six properties (see Schedule III — Real Estate and Accumulated Depreciation) subject to certain permitted release provisions.

(8)	Debt service is interest only, which is payable monthly, at LIBOR plus 1.625% or the prime rate, at the Company’s option. The interest rate is based on a sliding scale, which is based on the Company’s leverage. The scale ranges from LIBOR plus 1.35% to LIBOR plus 1.75%. Annual payment is based on annual interest payments at 2.79%, which was the rate at December 31, 2003. This unsecured term loan contains covenants and agreements similar to the Company’s Credit Facility.

(9)	Debt service is interest only, which is payable monthly, at LIBOR plus 1.625% or the prime rate, at the Company’s option. The interest rate is based on a sliding scale, which is based on the Company’s leverage. The scale ranges from LIBOR plus 1.35% to LIBOR plus 1.875%. Annual payment is based on annual interest payments at 2.88%, which was the rate at December 31, 2003. This unsecured term loan contains covenants and agreements customary in such borrowings. Wells Fargo Bank is the lead agent and lender and seven other commercial banks participate in the facility.

Competition

      The Company’s portfolio is primarily located in the Eastern United States. There are numerous other industrial properties and real estate companies within the market area of each of the properties which compete with the Company for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material adverse effect on the Company’s (i) future operations, (ii) ability to rent its properties and the rents charged, and (iii) development and acquisition opportunities. The Company will compete for tenants and acquisitions with others who may have greater resources. The Company’s competitive position for tenants is strongly influenced by economic conditions in its market areas. However, the Company believes that its responsiveness to tenant needs will enable it to attract and maintain high quality tenants in the markets in which the properties are located.

      The Company’s financial performance and its ability to make distributions to shareholders continues to be particularly sensitive to the economic conditions in Northern and Central New Jersey, Central and Eastern Pennsylvania, Indianapolis, Indiana, Ohio, the Greenville/Spartanburg region of South Carolina and Southern Florida. Like other real estate markets, these markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company’s operations or cash available for distributions. The Company’s revenues and the value of the portfolio may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for industrial and other competing commercial properties). These factors, when and if they occur in an area in which any of the properties are located, could adversely affect the Company’s ability to make distributions to its shareholders.

Environmental and Other Regulatory Matters

      Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the portfolio, the Company or the Operating Partnership, as the case may be, may be potentially liable for such costs.

      All of the properties in the portfolio have been subject to Phase I or similar environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where Phase I assessments resulted in specific recommendations for remedial actions, the recommended actions have been taken.

      The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of its properties will not be affected by tenants and occupants of its properties, by the condition of properties in the vicinity of the properties in the portfolio (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

      Environmental inspections indicate that there are minor amounts of asbestos containing materials (“ACMs”) in certain of the properties in the portfolio, primarily in the form of floor tiles and ceiling materials, which are generally in good condition. The presence of such amounts of ACMs is in compliance with current law, in all material respects.

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

Depreciation

      See “Schedule III — Real Estate and Accumulated Depreciation” herein.

Segment Information

      See Part IV — Note 14 to the consolidated financial statements herein.

Insurance

      In the opinion of management, the properties in the portfolio are adequately covered by insurance. The Company has no plans to make any material renovations or improvements to any of the properties in the portfolio.

Executive Officers

      The following table sets forth certain information regarding executive officers of the Company as of December 31, 2003.

Name	Age	Position

Jeffrey E. Kelter*	49	President and Chief Executive Officer
Robert F. Savage, Jr.*	35	Executive Vice President and Chief Operating Officer
John B. Begier	38	Executive Vice President — Chief Investment Officer
Timothy E. McKenna	40	Senior Vice President — Chief Financial Officer
Saul A. Behar	42	Senior Vice President — General Counsel and Secretary
Stephen J. Butte	43	Senior Vice President — Asset Management
Charles C. Lee, Jr.	40	Senior Vice President — Leasing
Francis K. Ryan	44	Senior Vice President — Construction and Property Operations
John P. DiCola	36	Senior Vice President — Investments
A. Donald Chase, Jr.	36	Senior Vice President — Investments
Jennifer A. Pancoast	40	Senior Vice President — Marketing
J. Peter Lloyd	33	Senior Vice President and Chief Accounting Officer

*	This executive is a trustee of the Company.

      Jeffrey E. Kelter has been President and a Trustee of the Company since December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Mr. Kelter began his career in 1976 at Bankers Trust Corporation where he was an assistant treasurer in the Corporate Finance division. In 1982 Mr. Kelter founded Penn Square Properties, Inc. (“Penn Square”) in Philadelphia and served as Chief Executive Officer and President. At Penn Square he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter received a B.A. from Trinity College.

      Robert F. Savage, Jr. has been Executive Vice President and Chief Operating Officer of the Company since December 2000 and was appointed a Trustee of the Company in April 2003. Prior to joining the Company, he spent three years as a partner at Hudson Bay Partners, L.P., a private equity firm where he was responsible for the execution of the Company’s formation transactions in December 1997. Prior to Mr. Savage’s position at Hudson Bay, he worked from January 1994 to May 1997 in the Investment Banking Division at Merrill Lynch & Co. where he specialized in corporate finance and strategic advisory services for REITs, real estate investment funds and lodging companies. He started his career at Arthur Andersen LLP and then worked at Jones Lang LaSalle in a variety of project finance and portfolio management positions. Mr. Savage received an A.B. in Urban Studies and Business Economics from Brown University and is a member of the Urban Land Institute.

      John B. Begier has served as Chief Investment Officer of the Company since February 2001 with primary responsibility for the Company’s investment activity. In this role he oversees all acquisitions and development projects as well as dispositions, including all transactions related to the Company’s capital recycling initiatives. He served as Senior Vice President from December 1997 until January 2000, when he was appointed Executive Vice President. Mr. Begier joined Penn Square in 1995. Prior to working for Penn Square he worked for eight years as a real estate broker with the Pennsylvania office of Cushman & Wakefield where he was responsible for leasing, sales and acquisition of commercial and industrial properties. Mr. Begier received a B.A. from the University of Virginia and is a member of the Council of Logistics Management.

      Timothy E. McKenna has served as the Company’s Senior Vice President and Chief Financial Officer since February 2002. He was previously Senior Vice President-Finance and Chief Accounting Officer since June 1999. Prior to that he was the Company’s Vice President of Finance and Corporate Controller since joining the Company in January 1998. Mr. McKenna was previously employed as a senior manager in the Real Estate Services Group of Arthur Andersen LLP’s Philadelphia office. Prior to joining the Company, he worked for over 12 years providing consulting and accounting services to publicly and privately-owned real estate companies; over 11 years of his experience was obtained as an employee of Arthur Andersen LLP. Mr. McKenna is a graduate of the University of Scranton with a B.S. in Accounting and is a Certified Public Accountant.

      Saul A. Behar served as Vice President, General Counsel and Secretary of the Company from May 2000 to December 2000, when he was promoted to Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Behar served for seven years as Senior Counsel at Pep Boys in Philadelphia, where he handled numerous corporate and real estate matters. Before that, he practiced law at Dechert LLP in Philadelphia. He received an A.B. from Cornell University and a J.D. from The University of Chicago Law School. He is a member of the American Corporate Counsel Association.

      Stephen J. Butte has served as Senior Vice President — Asset Management of the Company since December 1997. He served as Chief Investment Officer from March 1999 until February 2001 and Secretary from September 1999 until May 2000. In January 2001 he was appointed Senior Vice President of Asset Management with primary responsibility for overseeing all portfolio and property level analysis for the Company’s existing properties as well as proposed investments. As head of the Asset Management Department, Mr. Butte works closely with and supports the functions of the operating departments including Investments, Leasing, Property Operations and Construction. Prior to joining Penn Square in 1988, he spent five years in public accounting as a manager in the audit department of Asher & Company, specializing in providing financial and accounting services to companies in the real estate industry. Mr. Butte received a B.S. in Accounting and a Masters of Taxation from Villanova University and is a Certified Public Accountant.

      Charles C. Lee, Jr. has served as Senior Vice President — Leasing of the Company since March 1998 and has primary responsibility for the Company’s leasing activities. Mr. Lee joined Penn Square in 1987 where he was responsible for leasing activities for various commercial properties. From September 1997 until March 1998, when he re-joined the Company, Mr. Lee was the regional leasing director for the Philadelphia region of Equity Office Properties Trust. Prior to working for Penn Square, he was an Assistant Portfolio Manager in the Private Banking Division of the Boston Safe Deposit and Trust Company. Mr. Lee received a B.A. from Tufts University and has a Pennsylvania real estate brokerage license.

      Francis K. Ryan has served as Senior Vice President — Construction and Property Operations of the Company since December 1997 with primary responsibility for the Company’s property operations, property management activities and tenant-related and third-party construction. In February 2001 he was named head of Property Operations and Construction. In this expanded role, Mr. Ryan’s primary responsibilities include the construction of the Company’s development projects in addition to directing property management. Mr. Ryan joined Penn Square in 1991 where he was responsible for the management of various commercial and industrial properties. Prior to working for Penn Square, Mr. Ryan worked for four years as a senior property manager for Cushman & Wakefield’s Pennsylvania office and as a project manager for American Building Maintenance from 1984 through 1986. Mr. Ryan is certified as a Real Property Administrator by the BOMI Institute. He is a member of the Building Owners and Managers Association and the Institute of Real Estate Management (IREM).

      A. Donald Chase Jr. has served as Senior Vice President-Investments since September 2002 with primary responsibility for overseeing acquisitions and development in the Pennsylvania and Mid-West markets, including Indianapolis. Mr. Chase was formerly the Director of Development at TIG Real Estate Services, Inc. where he focused on industrial and suburban office projects on a speculative, build-to-suit and fee development basis, working with both institutional and private capital sources. Prior to his five years at TIG, Mr. Chase was an investment manager at AEW Capital Management and Copley Real Estate Advisors for seven years. Mr. Chase has twelve years of real estate experience in industrial development, acquisitions/dispositions, asset management and construction. Mr. Chase holds a A.B. in Business Economics/ Organizational Behavior and Management from Brown University.

      John P. DiCola was appointed Senior Vice President-Investments in September 2002, responsible for overseeing acquisitions and development in the New Jersey market. Prior to joining the Company, Mr. DiCola was most recently principal and co-founder of Triad Partners, LLC, a firm specializing in development opportunities in the New York City metropolitan area. Prior to founding Triad, Mr. DiCola spent ten years with Jones Lang LaSalle, most recently as Senior Vice President, responsible for the firm’s land investment and development activities in the Eastern portion of the United States. Mr. DiCola has negotiated and completed acquisition and development deals in commercial and residential real estate in numerous markets. Mr. DiCola holds an A.B. in Urban Studies and a B.S. in Civil Engineering from Brown University.

      Jennifer A. Pancoast has served as Senior Vice President-Marketing since September 2002. Her responsibilities include the management and execution of the Company’s corporate and property marketing. Prior to September 2002, Ms. Pancoast was Vice President of Leasing responsible for all aspects of leasing the Company’s office portfolio in Pennsylvania, New Jersey and New York. Ms. Pancoast rejoined the Company in 1996 after spending three years with Bell Atlantic Properties, the real estate subsidiary of Bell Atlantic, where she was Director of Portfolio Management responsible for over 600,000 square feet of office properties in the Philadelphia region. From September 1990 until September 1993 she was responsible for leasing the Philadelphia office portfolio for Penn Square. Ms. Pancoast started her career in 1986 as a real estate broker for The Flynn Company, a manager and developer of office and industrial properties in the Philadelphia region. Ms. Pancoast earned a B.S. in Marketing from the University of Massachusetts.

      J. Peter Lloyd has served as Senior Vice President and Chief Accounting Officer since December 2003. Mr. Lloyd was appointed the Company’s Vice President and Chief Accounting Officer in January 2003. He was previously the Vice President and Corporate Controller since joining the Company in September 2001. Mr. Lloyd is responsible for the accounting, human resources and information technology departments within the Company. Prior to joining the Company, he held controllership positions in a venture capital firm and a manufacturing company. From 1996 to 2000, Mr. Lloyd worked at Morgan Stanley as Vice President — Controller for the institutional investment management business where he earned the Series 6, 27 and 63 licenses. He began his career in 1992 with Arthur Andersen LLP’s Philadelphia office focusing on a wide range of industries. Mr. Lloyd is a graduate of Villanova University with a B.S. in Accountancy and is a Certified Public Accountant.

Item 2.	Properties.

Summary Property Table

      The following table sets forth certain information with respect to each of the Properties in our portfolio (including properties owned through joint ventures) at December 31, 2003.

					% of					Annualized
					Portfolio			% of		Rent per
					Rentable			Portfolio		Leased
	# of		Year Built/	Square	Square	%	Annualized	Annualized	# of	Square
Building	Bldgs	Location	Renovated	Feet	Feet	Leased	Rent(1)	Rent	Leases	Foot(2)	Major Tenant

9905 N.W. 17th Street	1	Miami	1995	116,200	0.39%	75.0%	611,363	0.52%	1	7.01	Bax Global
1665 N.W. 102nd Avenue	1	Miami	1996	115,200	0.38%	100.0%	768,000	0.65%	4	6.67	Associated Farms
10000 N.W. 17th Street	1	Miami	1996	73,600	0.24%	100.0%	535,440	0.45%	2	7.28	Federal Express Corp.
9950 N.W. 17th Street	1	Miami	1996	148,750	0.49%	100.0%	986,208	0.83%	1	6.63	Harper Group
10200 N.W. 21st Street	1	Miami	1997	189,090	0.63%	100.0%	1,100,184	0.93%	3	5.82	Yusen Air & Sea Service, (USA) Inc.
10205 N.W. 19th Street	1	Miami	1997	262,992	0.87%	93.8%	1,808,388	1.53%	2	7.33	Expeditors International
10000 N.W. 21st Street	1	Miami	1997	107,659	0.36%	100.0%	781,440	0.66%	1	7.26	Federal Express Corp.
10300 N.W. 19th Street	1	Miami	1998	247,800	0.82%	100.0%	1,838,568	1.56%	4	7.42	Air Express International/Lucent
10400 N.W. 21st Street	1	Miami	1999	100,800	0.33%	100.0%	712,524	0.60%	1	7.07	Almar, International/Schenker
9825 N.W. 17th Street	1	Miami	1999	44,981	0.15%	100.0%	335,892	0.28%	1	7.47	Arrowmail
1530 N.W. 98th Court	1	Miami	1998	147,581	0.49%	100.0%	1,116,276	0.94%	2	7.56	Union Transport Corp.
9835 N.W. 14th Street	1	Miami	1998	147,581	0.49%	100.0%	996,396	0.84%	1	6.75	Software Brokers of America
1600 N.W. 102nd Avenue	1	Miami	2003	30,465	0.10%	100.0%	407,616	0.35%	1	13.38	Nestle Waters North America

Subtotal/ Weighted Average	13			1,732,699	5.74%	97.4%	11,998,295	10.14%	24	$7.11

2 Volvo Drive	1	Rockleigh	1966/1995	67,460	0.22%	0.0%	—	0.00%	—	—	Vacant
21 Cranbury Road	1	Cranbury	1998	845,835	2.81%	100.0%	3,421,436	2.90%	4	4.05	Cosmetic Essence
24 Abeel Drive	1	Cranbury	1978	40,000	0.13%	100.0%	220,000	0.19%	1	5.50	KAR Products
301-321 Herrod Boulevard	1	South Brunswick	1989	610,949	2.03%	100.0%	2,608,752	2.21%	1	4.27	Herrod Dist.
400 Cabot Drive	1	Hamilton Township	1990	585,510	1.94%	100.0%	2,634,795	2.23%	1	4.50	APL Logistics Warehouse
Four Applegate Drive	1	Washington	1998	265,000	0.88%	100.0%	1,364,750	1.16%	1	5.15	Direct Fulfillment LP
5 Henderson Drive	1	West Caldwell	1967/1990	210,530	0.70%	100.0%	1,324,234	1.12%	1	6.29	Vestcom
30 Stults Road	1	South Brunswick	1974	64,285	0.21%	100.0%	343,282	0.29%	1	5.34	Medicia
257 Prospect Plains Road	1	Cranbury	2002	500,000	1.66%	43.7%	885,735	0.75%	1	4.05	La Jobi Industries
283 Prospect Plains Road	1	Cranbury	2002	473,148	1.57%	100.0%	2,084,900	1.76%	4	4.41	LVMH Perfumes and Cosmetics
585 Industrial Boulevard	1	Carlstadt	1972	52,161	0.17%	44.1%	123,050	0.10%	1	5.35	Tick Tock , Inc.
1120 Rt. 22 East	1	Bridgewater	1961	539,117	1.79%	93.8%	2,866,696	2.43%	6	5.67	Baker & Taylor
25 Eastmans Road	1	Hanover	1970	45,700	0.15%	100.0%	411,300	0.35%	2	9.00	Boonton Electronics
55 Webro Road	1	Clifton	1970	93,250	0.31%	100.0%	373,000	0.32%	1	4.00	Munire Furniture
One Apollo Drive	1	Whippany	1975	120,000	0.40%	75.2%	854,646	0.72%	7	9.47	State of NJ
110 Triangle Boulevard	1	Carlstadt	1965	35,350	0.12%	100.0%	300,475	0.25%	1	8.50	O’Sullivan Menu
121 Fieldcrest Avenue	1	Edison	1982	92,532	0.31%	100.0%	628,970	0.53%	4	6.80	Caswell- Massey Co.
200 Middlesex Avenue	1	Cateret	1986	406,000	1.35%	100.0%	1,985,650	1.68%	2	4.89	Logistic Concepts
203 Kuller Road	1	Clifton	1960/1970	335,000	1.11%	100.0%	1,934,250	1.64%	2	5.77	Benjamin Moore Paints
16 Thornton Road	1	Oakland	1979	44,500	0.15%	100.0%	450,000	0.38%	2	10.11	Mikron
191 Talmadge Road	1	Edison	1957	120,000	0.40%	87.4%	861,660	0.73%	7	8.22	American Bindery
587 Industrial Blvd	1	Carlstadt	1972	57,000	0.19%	100.0%	270,750	0.23%	1	4.75	Improved Packaging
34 Englehard Drive(3)	1	Cranbury	1982	203,404	0.68%	100.0%	986,508	0.84%	1	4.85	Kerr Acquisition
100-400 Nixon Lane(4)	1	Edison	2000	851,907	2.83%	100.0%	4,079,230	3.45%	4	4.79	Parcel Direct
118 Moonachie Avenue(4)	1	Carlstadt	1989	243,751	0.81%	100.0%	1,950,000	1.65%	1	8.00	Coca Cola
409 Kennedy Drive(4)	1	Sayerville	1996	225,831	0.75%	100.0%	1,061,406	0.90%	1	4.70	Guest Supply
309 Kennedy Drive(4)	1	Sayerville	1996	202,000	0.67%	100.0%	909,000	0.77%	1	4.50	Nippon Express
One Nixon Lane(4)	1	Edison	1987	192,829	0.64%	100.0%	839,635	0.71%	1	4.35	Ultimate Distribution

					% of					Annualized
					Portfolio			% of		Rent per
					Rentable			Portfolio		Leased
	# of		Year Built/	Square	Square	%	Annualized	Annualized	# of	Square
Building	Bldgs	Location	Renovated	Feet	Feet	Leased	Rent(1)	Rent	Leases	Foot(2)	Major Tenant

200-250 Kennedy Drive(4)	1	Sayerville	1988	164,267	0.55%	100.0%	739,202	0.63%	1	4.50	Garden Bolt
300-350 Kennedy Drive(4)	1	Sayerville	1988	161,987	0.54%	90.6%	693,362	0.59%	3	4.72	Pro-Fit Piping
66 Station Road(4)	1	Cranbury	1973	812,739	2.70%	100.0%	3,576,052	3.03%	1	4.40	Home Depot
1275 Valley Brook Avenue(4)	1	Cranbury	1974	142,580	0.47%	100.0%	1,005,214	0.85%	9	7.05	Import & Storage Service
510 Commercial Drive(4)	1	Cranbury	1966	79,765	0.26%	0.0%	—	0.00%	—	—	Vacant
1250 Valley Brook Avenue(4)	1	Cranbury	1976	130,752	0.43%	100.0%	892,799	0.76%	3	6.83	Canon Business Solutions
230 Brighton Road(4)	1	Clifton	1957	160,843	0.53%	100.0%	1,135,000	0.96%	2	7.06	Waitex International

Subtotal/ Weighted Average	35			9,175,982	30.46%	94.0%	43,815,739	37.11%	79	$5.08

1221 South Batesville Road	1	Greer	1970/1985	434,798	1.44%	99.2%	1,215,040	1.03%	2	2.82	BMW
Augusta Road Industrial Park	2	Greenville	1996	360,000	1.20%	0.0%	—	0.00%	—	—	Vacant
Buncombe Road Industrial Park	4	Greer	1988/1995	290,000	0.96%	51.7%	465,000	0.39%	1	3.10	Springs Industries
South Highway 14	3	Greenville	1994/1997	302,000	1.00%	66.2%	555,000	0.47%	2	2.78	Cliffstar Corporation
Piedmont Highway Industrial Pk	3	Piedmont	1995/1997	400,000	1.33%	100.0%	1,025,000	0.87%	3	2.56	Fabri-Kal Corp.
Rocky Creek Business Park	4	Greenville	1997	99,400	0.33%	79.9%	249,180	0.21%	3	3.14	Sheridan Australia
White Horse Industrial Park	7	Greenville	1989/1997	390,000	1.29%	84.6%	884,296	0.75%	7	2.68	Innovative Container
120 Hidden Lake Circle	1	Duncan	1998	303,091	1.01%	100.0%	1,000,178	0.85%	1	3.30	BMG Music
104 Hidden Lake Circle	1	Duncan	1986/1992	142,500	0.47%	100.0%	407,453	0.34%	1	2.86	Warehouse Services No. 4

Subtotal/ Weighted Average	26			2,721,789	9.03%	74.8%	5,801,147	4.91%	20	$2.85

1440 Sheffler Drive	1	Chambersburg	1996	355,200	1.18%	50.0%	728,160	0.62%	1	4.10	Tri State Electrical
1465 Nitterhouse Drive	1	Chambersburg	1995	420,000	1.39%	100.0%	1,785,000	1.51%	1	4.25	Amazon.com
221 South 10th Street	1	Lemoyne	1997	885,802	2.94%	100.0%	3,267,600	2.77%	4	3.69	International Paper
21 Roadway Drive	1	Harrisburg	1988	558,700	1.85%	100.0%	2,206,865	1.87%	1	3.95	Proctor & Gamble
420 Salem Church Road	1	Mechanicsburg	1973/1975	504,321	1.67%	100.0%	1,636,103	1.38%	1	3.24	Exel Logistics
75 Pleasant View Drive	1	Mechanicsburg	1977	132,548	0.44%	100.0%	510,310	0.43%	1	3.85	Exel Logistics
811 Spangler Road	1	Mechanicsburg	1968	145,640	0.48%	48.1%	415,800	0.35%	1	5.94	Genco Distribution
2404 Gettysburg Road	1	Camp Hill	1952/93	124,859	0.41%	41.6%	251,160	0.21%	1	4.83	Purina Mills
2410 Gettysburg Road	1	Camp Hill	1952/93	33,600	0.11%	100.0%	106,848	0.09%	1	3.18	Containerbright
2400 Gettysburg Road	1	Camp Hill	1952/93	24,311	0.08%	100.0%	97,248	0.08%	1	4.00	Hersha Hotel Supply, Inc.
7663 Industrial Boulevard	1	Allentown	1988	65,000	0.22%	100.0%	264,453	0.22%	1	4.07	GE Polymershapes, Inc.
6813 Ruppsville Road	1	Allentown	1986	57,600	0.19%	100.0%	237,752	0.20%	3	4.13	American Racing Equipment, Inc.
7542 Morris Court	1	Allentown	1997	168,967	0.56%	100.0%	692,765	0.59%	1	4.10	KIA Motors America Inc.
7584 Morris Court	1	Allentown	1990	53,907	0.18%	100.0%	337,985	0.29%	8	6.27	Biomed
7529 Morris Court	1	Allentown	1998	320,482	1.06%	100.0%	1,394,097	1.18%	1	4.35	Behr Process Corp
7220 Schantz Court	1	Allentown	1995	60,000	0.20%	100.0%	252,000	0.21%	1	4.20	Laminations
7485 Industrial Boulevard	1	Allentown	1991	203,704	0.68%	100.0%	892,224	0.76%	1	4.38	LMB Distribution
355 Independence Avenue	1	Harrisburg	1999	262,500	0.87%	0.0%	—	0.00%	—	—	Vacant
80 S. Middlesex Road	1	Harrisburg	2001	500,000	1.55%	93.6%	1,519,596	1.29%	3	3.25	The Wiremold Company
201 Fulling Mill Road	1	Middletown	2001	500,671	1.66%	100.0%	2,012,697	1.70%	1	4.02	Quaker Sales and Distribution
301 Oak Street	1	Harrisburg	1990/92/96	289,242	0.96%	100.0%	1,049,375	0.89%	3	3.63	Maytag Corporation
400 First Street	1	Middletown	1959/1998	167,500	0.56%	100.0%	513,888	0.43%	1	3.07	Exel Logistics
400 First Street (Expansion)	1	Middletown	1998	242,824	0.81%	100.0%	1,157,733	0.98%	3	4.77	Fresenius USA
401 First Street	1	Middletown	1963/1996	490,140	1.63%	100.0%	1,504,730	1.27%	1	3.07	Exel Logistics
500 Industrial Lane	1	Middletown	1970/1996	115,890	0.38%	100.0%	351,147	0.30%	1	3.03	Exel Logistics
300 Hunter Lane	1	Middletown	1996	321,333	1.07%	100.0%	1,112,908	0.94%	2	3.46	Electrolux Home Products, Inc
600 Hunter Lane	1	Middletown	1996	216,387	0.72%	100.0%	824,770	0.70%	2	3.81	Menlo Logistics, Inc.
2040 North Union Street	1	Harrisburg	1997	507,000	1.68%	100.0%	2,040,675	1.73%	1	4.03	Sears Logistic Services, Inc.
3500 Industrial Road	1	Harrisburg	1970	677,548	2.25%	99.0%	2,302,788	1.95%	7	3.43	Richfood Holdings, Inc.
1091 Arnold Road	1	Reading	1996	133,055	0.44%	100.0%	485,651	0.41%	1	3.65	Landis
1157 Arnold Road	1	Reading	1995	219,120	0.73%	51.3%	409,762	0.35%	3	3.65	XO Pennsylvania

					% of					Annualized
					Portfolio			% of		Rent per
					Rentable			Portfolio		Leased
	# of		Year Built/	Square	Square	%	Annualized	Annualized	# of	Square
Building	Bldgs	Location	Renovated	Feet	Feet	Leased	Rent(1)	Rent	Leases	Foot(2)	Major Tenant

100 Oakhill Road	1	Mountaintop	1996	105,000	0.35%	100.0%	406,356	0.34%	1	3.87	Dana Perfumes Corp.
1 Philips Drive	1	Mountaintop	1991/1993	400,000	1.33%	100.0%	1,188,000	1.01%	1	2.97	Philips Lighting Co.
4900 Ritter Road	1	Mechanicsburg	1979	55,574	0.18%	100.0%	886,854	0.75%	10	15.96	Acordia- Northeast
7520 Morris Court(3)	1	Allentown	1995	154,156	0.51%	83.9%	573,447	0.49%	3	4.44	JCPenney
7566 Morris Court(3)	1	Allentown	1990	111,300	0.37%	100.0%	482,141	0.41%	4	4.33	G & T Industries Inc
6829-6831 Ruppsville Road(3)	2	Allentown	1988	180,000	0.60%	100.0%	710,396	0.60%	4	3.95	Consolidated Container Co.
861 Nestle Way(3)	1	Breinigsville	2000	822,500	2.73%	81.4%	2,920,395	2.47%	2	4.36	Proctor & Gamble

Subtotal/Weighted Average	39			10,586,381	35.02%	91.4%	37,529,679	31.77%	83	$3.88

6402 Corporate Drive	1	Indianapolis	1996	162,608	0.54%	100.0%	—	0.00%	1	—	Fortune
8677 Logo Court	1	Indianapolis	1993	599,152	1.99%	100.0%	1,527,838	1.29%	1	2.55	Reebok
700 Airtech Parkway	1	Indianapolis	2001	799,344	2.65%	100.0%	2,286,764	1.94%	2	2.86	USCO R.E., LLC
501 Airtech Parkway(3)	1	Indianapolis	2000	495,740	1.65%	100.0%	2,782,600	2.36%	1	5.61	Brightpoint, Inc.
558 Airtech Parkway(3)	1	Indianapolis	2001	798,096	2.65%	100.0%	2,290,536	1.94%	1	2.87	Belkin Components
4400 West 96th Street(3)	1	Indianapolis	1998	100,000	0.33%	100.0%	1,010,000	0.85%	1	10.10	Support Net
595 Perry Road(3)	1	Indianapolis	2000	444,600	1.48%	100.0%	1,243,600	1.05%	2	2.80	Nice-Pak
849 Whitaker Road(3)	1	Indianapolis	1999	381,472	1.27%	100.0%	1,082,040	0.92%	2	2.84	Meritor Heavy Vehicle
909 Whitaker Road(3)	1	Indianapolis	1998	381,493	1.27%	100.0%	1,131,363	0.96%	3	2.97	Murphy Consulting
923 Whitaker Road(3)	1	Indianapolis	1997	123,200	0.41%	91.2%	472,720	0.40%	5	4.21	Point2Point
5252 Decatur Blvd(3)	1	Indianapolis	1997	119,000	0.40%	59.7%	357,222	0.30%	2	5.03	State of Indiana

Subtotal/Weighted Average	11			4,404,705	14.64%	98.7%	14,184,683	12.01%	21	$3.26

1030 South Edgewood Drive	1	Urbana	1988	200,000	0.66%	100.0%	490,000	0.41%	1	2.45	ODW Logistics, Inc.
5555 Massillon Road	1	Green	1996	255,000	0.85%	58.8%	534,000	0.45%	1	3.56	GE
1411 Majestic Drive	1	Fremont	1995	181,350	0.60%	100.0%	498,713	0.42%	1	2.75	Poly-Foam International, Inc.
600 Hagerty Drive	1	Fremont	1980/86/87	126,250	0.42%	100.0%	347,187	0.29%	1	2.75	Poly-Foam International, Inc.
605 Hagerty Drive	1	Fremont	1991	76,464	0.25%	100.0%	210,276	0.18%	1	2.75	Poly-Foam International, Inc.
670 Hagerty Drive	1	Fremont	1980/88/90	100,272	0.33%	100.0%	300,816	0.25%	1	3.00	Poly-Foam International, Inc.
800 Hagerty Drive	1	Fremont	1987	30,150	0.10%	0.0%	—	0.00%	—	—	Vacant
1311 Majestic Drive	1	Fremont	1993	143,400	0.48%	100.0%	394,350	0.33%	1	2.75	Poly-Foam International, Inc.
300 Enterprise Drive	1	Bellevue	1998	181,838	0.60%	100.0%	551,013	0.47%	2	3.03	American Can
Mount Ebo Corporate Park	1	Mt. Ebo	1992	93,948	0.31%	100.0%	957,632	0.81%	1	10.19	Schien Pharmaceutical
88 Mary Street	1	Paterson	1976	114,000	0.38%	100.0%	525,000	0.44%	1	4.61	St. Joseph’s Hospital

Subtotal/Weighted Average	11			1,502,672	4.98%	91.0%	$4,808,987	4.05%	11	$3.52

TOTAL/Weighted Average	135			30,124,228	100.0%	92.1%	$118,138,530	100.0%	238	$4.26

(1)	Annualized rent represents the total contractual base rent under existing leases for the month ended December 31, 2003, before any abatements and excluding any expense reimbursements, multiplied by 12.

(2)	Annualized rent per leased square foot, as used throughout this report, represents annualized rent, as described in footnote (1) above, divided by the leased square footage of the property.

(3)	These properties are owned by the BIT JV.

(4)	These properties are owned by the CalEast Joint Venture.

Principal Tenants

      The following table sets forth information regarding the leases with respect to the current ten (10) largest tenants at the properties in our portfolio (including joint ventures), based on the Annualized Rent from such tenants as of December 31, 2003.

						% of Total
		Term	Rentable	% of Total	Annualized	Portfolio
		Remaining	Square	Portfolio	Rent	Annualized
Tenant(1)	Property	in Months	Feet	Square Feet	(in 000’s)	Rent

Exel Logistics, Inc.	420 Salem Church Road 75 Pleasant View 401 First Street 400 First Street (Expansion) 500 Industrial Lane 10200 N.W. 21st Street 10205 N.W. 19th Street	2-47	1,662,293	5.5%	$6,031	5.1%
The Home Depot, Inc.(2)	66 Station Road	25	812,739	2.7%	3,576	3.0%
Procter & Gamble(3)	21 Roadway Drive 861 Nestle Way	8-20	912,605	3.0%	3,148	2.7%
Brightpoint, Inc.(3)	501 AirTech Parkway	192	495,740	1.6%	2,783	2.4%
Electrolux Home Products	221 South 10th Street 300 Hunter Lane 700 AirTech Parkway	6-57	875,738	2.9%	2,649	2.2%
APL Logistics, Inc. (Formerly GATX Logistics, Inc.)	400 Cabot	25	585,510	1.9%	2,635	2.2%
Herrod Distribution	301-321 Herrod Blvd	38	610,949	2.0%	2,609	2.2%
Baker & Taylor	1120 Route 22 East	132	421,200	1.4%	2,350	2.0%
Belkin Electronics, Inc.(3)	558 AirTech Parkway	88	798,096	2.6%	2,291	1.9%
Sears Logistic Services, Inc.	2040 North Union Street	36	507,000	1.7%	2,041	1.7%

Total/ Weighted Average		54	7,681,870	25.3%	$30,113	25.4%

(1)	This list is not intended to be representative of the Company’s tenants as a whole.

(2)	Tenant leases a property owned by CalEast JV in which the Company holds a 20% ownership interest.

(3)	Tenant leases a property owned by the BIT JV in which the Company holds a 20% ownership interest.

Lease Expirations

      The following table sets forth the annual lease expirations and certain other information for leases existing at the properties in our portfolio (including joint ventures),as of December 31, 2003 (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Portfolio

			Percentage of		Annualized Rent Per
Year of	Number of	Square Footage of	Annualized	Annualized Rent of	Leased Square Foot of
Lease Expiration	Leases Expiring	Expiring Leases	Rent	Expiring Leases	Expiring Leases

2004	48	4,264,133	13.69%	$16,175,444	$3.79
2005	45	4,956,797	18.97%	22,414,376	4.52
2006	28	4,286,902	16.22%	19,157,167	4.47
2007	28	3,392,478	12.24%	14,460,395	4.26
2008	33	3,578,714	11.77%	13,900,237	3.88
2009	16	1,959,843	7.62%	9,005,629	4.60
2010	8	961,978	3.12%	3,691,035	3.84
2011	11	1,630,713	4.82%	5,693,939	3.49
2012	5	802,145	2.75%	3,244,030	4.04
2013	5	164,448	0.94%	1,106,784	6.73
2014	5	879,481	3.80%	4,495,814	5.11
2015	3	192,860	0.98%	1,162,000	6.03
2017	1	30,465	0.35%	407,616	13.38
2018	1	139,703	0.37%	441,462	3.16
2019	1	495,740	2.36%	2,782,602	5.61

Grand Total	238	27,736,400	100.00%	$118,138,530	$4.26

Item 3.	Legal Proceedings.

      Neither the Company nor the Properties are presently subject to any litigation, nor is the Company aware of any threatened litigation, which the Company believes will result in any liability that will be material to the Company, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2003.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      The high and low last sales prices of the Company’s common shares of beneficial interest (the “Common Shares”) as reported by the New York Stock Exchange (“NYSE”) for each calendar quarter from January 1, 2002 to December 31, 2003 and the dividends with respect to the Company’s operations for each such calendar quarter were as follows:

	Sales Price		Dividends Per
			Common
Year/Quarter	High	Low	Share

2003:
1st Quarter	$17.50	$15.65	$0.325
2nd Quarter	$19.36	$16.98	$0.325
3rd Quarter	$20.83	$18.35	$0.330
4th Quarter	$22.65	$19.34	$0.330
2002:
1st Quarter	$14.28	$13.05	$0.320
2nd Quarter	$15.94	$13.91	$0.320
3rd Quarter	$16.75	$13.45	$0.325
4th Quarter	$17.28	$15.30	$0.325

      As of December 31, 2003, the Company had 165 shareholders of record and believes that it has in excess of 4,700 beneficial shareholders.

      The Company currently anticipates that comparable cash dividends will continue to be paid in the future; however, the payment and the amount of the dividends is at the discretion of the Board of Trustees and will depend on numerous factors including the Company’s cash flow and its capital and annual distribution requirements under the REIT provisions of the Code and other factors that the Board of Trustees deems relevant.

      The Company recorded expense for 17,330, 18,206 and 14,592 Common Shares issued to trustees during 2001, 2002 and 2003, respectively. These 50,128 Common Shares were issued, in aggregate, to its trustees as compensation for services provided to the Company in their capacity as members of the Board of Trustees during the period from the first quarter of 2001 through the fourth quarter of 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

      This information is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be held on June 3, 2004.

Item 6.	Selected Financial Data

      The following table sets forth selected financial data for the Company for each of the five years in the period ended December 31, 2003. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes, including Note 2 — Summary of Significant Accounting Policies and Note 3 — Acquisitions and Dispositions of Real Estate Investments, which refers to the Company’s acquisition and disposition activity, thereto appearing elsewhere in this annual report.

	Years Ended December 31,

	2003	2002(1), (2)	2001(2)	2000	1999

		(In 000’s, except for share and per share data)
OPERATING DATA
Total revenue	$91,552	$96,501	$106,570	$119,987	$81,659

Property operating expenses	5,083	7,739	8,653	10,388	8,421
Real estate taxes	9,536	9,989	9,567	10,779	6,246
General and administrative expenses	11,449	10,024	8,660	8,001	6,697
Provision for asset impairment	—	30,200	—	11,300	—
Depreciation and amortization	22,512	19,978	23,938	20,526	15,784

Total operating expenses	48,580	77,930	50,818	60,994	37,148
Equity in income (losses) from equity method investments	5,746	899	1,123	(73)	(62)
Gains (losses) on sales	3,221	(1,122)	9,142	106	1,284
Interest expense	19,304	25,115	35,647	45,237	29,315

Income (loss) before minority interest, and distributions to preferred unitholders	32,635	(6,767)	30,370	13,789	16,418
Distributions to preferred unitholders	(5,072)	(5,585)	(7,057)	(6,875)	(2,040)
Minority interest	(4,040)	3,492	(5,062)	(251)	(5,177)

Income (loss) from continuing operations	23,523	(8,860)	18,251	6,663	9,201
Discontinued operations	—	900	658	277	455

Net income (loss)	$23,523	$(7,960)	$18,909	$6,940	$9,656

Income allocated to preferred shareholders	$(6,820)	$(3,449)	$(5,035)	$(6,373)	$(3,328)

Net income (loss) allocated to common shareholders	$16,703	$(11,409)	$13,874	$567	$6,328

Distributions paid on Common Shares	$28,477	$24,851	$16,781	$14,345	$8,375

	Years Ended December 31,

	2003	2002(1), (2)	2001(2)	2000	1999

		(In 000’s, except for share and per share data)
PER SHARE DATA
Income (loss) from continuing operations per Common Share-basic	$0.74	$(0.63)	$0.91	$0.03	$0.77
Income (loss) allocated to Common Shareholders per share-basic	$0.74	$(0.59)	$0.96	$0.06	$0.83
Income (loss) from continuing operations per Common Share-diluted	$0.73	$(0.63)	$0.87	$0.03	$0.77
Income (loss) allocated to Common Shareholders per share basic-diluted	$0.73	$(0.59)	$0.90	$0.06	$0.80
Distributions paid per Common Share	$1.31	$1.29	$1.26	$1.21	$1.12
Weighted average number of shares outstanding-basic EPS(3)	22,204,857	19,467,656	14,518,099	9,239,591	7,622,010
Weighted average number of shares outstanding-diluted EPS	27,943,101	19,467,656	21,410,023	9,244,356	14,810,817
OTHER DATA
Funds from Operations(4)	$48,301	$15,415	$47,638	$35,515	$32,533
Cash flow provided from (used in):
Operating activities	41,119	43,550	46,758	43,087	35,902
Investing activities	(264,713)	2,039	15,785	(62,646)	(200,444)
Financing activities	222,130	(45,673)	(64,236)	19,083	165,439
BALANCE SHEET DATA AT PERIOD END
Undepreciated investment in real estate	$1,023,720	$677,127	$833,335	$959,714	$861,318
Net investment in real estate	971,151	637,695	786,143	919,156	838,922
Total assets	1,023,315	671,654	826,807	962,480	875,076
Total indebtedness	533,717	325,796	435,136	616,569	522,112
Total liabilities	565,559	346,021	455,133	638,753	543,415
Total minority interest	88,607	84,550	108,695	156,868	145,931
Total shareholders’ equity	369,149	241,083	262,979	166,859	185,730
OTHER DATA AT PERIOD END
Total leaseable square footage of properties	30,124,228	19,915,038	21,802,930	20,397,410	18,652,284
Number of properties	135	93	125	129	133
Percentage leased	92%	93%	94%	95%	99%

(1)	As discussed in Note 2 to the Company’s financial statements, the Company has restated its previous accounting treatment for $411,000 of offering costs related to $25 million of Convertible Preferred Stock which was redeemed in the third quarter of 2002, in accordance with recent SEC guidance which was effective in 2003. These costs were recorded as a distribution to the preferred shareholders, and were not added back to net income in order to calculate FFO for the year ended December 31, 2002.

(2)	FFO has been restated for 2002 and 2001 to eliminate the add back to net income in order to calculate FFO of $863,000 and $2.3 million, respectively, of charges related to the early retirement of debt. These charges had previously been accounted for as extraordinary items. However, as discussed in Note 2 to the Company’s financial statements, the Company’s adoption of SFAS No. 145 in 2003 no longer permits these charges to be accounted for as extraordinary items and these changes have been reclassified to interest expense in the respective year.

(3)	Basic weighted average number of shares includes only Common Shares outstanding during the year and excludes OP Units.

(4)	The Company uses Funds from Operations (“FFO”) as a non-GAAP performance measure in addition to net income determined in accordance with GAAP. FFO is a widely used measurement by investors for evaluating the operating performance of an equity REIT. Management believes the use of FFO as a performance measure allows investors and management to compare the Company’s results to the results of other REITs. However, the Company’s FFO is computed in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) and as a result may not necessarily be comparable to similarly titled measures of operating performance for other REITs which do not compute FFO in accordance with the NAREIT definition which is described below.

Management believes that FFO is a useful disclosure as a non-GAAP performance measure as historical cost accounting for real estate assets, as required in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time as reflected through depreciation and amortization expenses. The Company believes that the value of real estate assets does not diminish predictably over time, as is assumed in GAAP accounting, and instead fluctuates due to market and other conditions. Accordingly, the Company believes FFO provides investors with useful supplemental information about the Company’s operating performance because it excludes real estate depreciation and amortization expense and also gains and losses from the sale of depreciated real estate assets. However, FFO does not represent cash generated from operating activities in accordance with GAAP and it also does not consider the costs associated with capital expenditures related to the Company’s real estate assets. Also, it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

NAREIT defines FFO as net income/(loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Since 2000, NAREIT has clarified the definition of FFO to include non-recurring events (except for those that are defined as “extraordinary items” or cumulative effects of accounting changes under GAAP) and the results of discontinued operations. The Company presents FFO in accordance with the NAREIT definition and has presented FFO on a consistent basis for all periods presented.

FFO has been restated for 2002 and 2000 to eliminate the add-back of the $31.6 million and $11.3 million in provisions for asset impairment recorded in 2002 and 2000, respectively, and the employee termination costs of $930,000 in 2002 related to the New York Office Portfolio sale. This restatement was required as NAREIT and the SEC issued guidance during 2003 that impairment changes should no longer be added back to net income in order to calculate FFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company’s actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include but are not limited to the following: real estate investment considerations, such as the effect of economic and other conditions in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the risks associated with the construction and development of properties; the ability of a property to generate revenues sufficient to make principal payments on outstanding debt; outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company, interest rates under the Company’s $185,000,000 senior unsecured revolving credit facility (the “Credit Facility”) and other variable rate debt may increase and changes in: economic conditions generally and the real estate market specifically, legislative/regulatory matters (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates, competition, future terrorist attacks in the United States, defaults on or non-renewal of leases by tenants, decreased rental rates or increased vacancy rates, financial market fluctuations, environmental uncertainties, supply and demand for properties in our current and proposed market areas, general accounting principles and policies and guidelines applicable to REITs.

Executive Summary

      The Company is a fully integrated real estate investment trust focused on the acquisition, development and management of bulk warehouse distributions facilities in the Eastern United States. At December 31, 2003, the Company owned interests in a portfolio of 135 properties (133 distribution facilities, one office building and an investment in a direct financing lease (the “Properties”)) which aggregated 30.1 million square feet with 7.7 million square feet, or 26 properties, owned in two joint ventures and 2.6 million square feet, or four properties under construction, including one property in a joint venture.

      The Company operates in the following states as listed below:

December 31, 2003	NJ	PA	IN	FL	SC	Other	Total

SF Owned	9,175,982	10,586,381	4,404,705	1,732,699	2,721,789	1,502,692	30,124,228
% of SF	30.5%	35.1%	14.6%	5.8%	9.0%	5.0%	100.0%
No. of Properties	35	39	11	13	26	11	135
Occupancy	94.0%	91.4%	98.7%	97.4%	74.8%	91.0%	92.1%
Annualized Base Rent (“ABR”)	$43,816	$37,530	$14,185	$11,998	$5,801	$4,809	$118,139
ABR/ SF	$5.08	$3.88	$3.26	$7.11	$2.85	$3.52	$4.26
Investment in real estate, at cost: (000s)	$341,468	$328,236	$50,386	$123,447	$64,334	$43,677	$951,558
December 31, 2002

SF Owned	6,574,529	6,524,588	2,591,460	—	2,721,789	1,502,672	19,915,038
% of SF	33.0%	32.8%	13.0%	—	13.7%	7.5%	100.0%
No. of Properties	21	29	6	—	26	11	93
Occupancy	94.9%	92.7%	93.7%	—	85.8%	98.0%	93.0%
ABR	$29,702	$23,688	$8,627	$—	$6,636	$5,183	$73,836
ABR/ SF	$4.76	$3.92	$3.55	$—	$3.52	$3.99	$3.99
Investment in real estate, at cost (000s)	$209,241	229,780	$84,048	$—	$63,783	$42,551	$629,403

      The Properties can be categorized as follows to understand our operating results for 2003:

•	93 properties aggregating 19.9 million square feet were owned for all of 2003, including 12 properties aggregating 3.6 million square feet in joint ventures.

•	52 properties aggregating 10.1 million square feet were acquired in 2003 of which 7 properties aggregating 2.4 million square feet were acquired through joint ventures.

•	8 properties aggregating 2.0 million square feet were sold in February 2003 to the BIT JV.

•	2 properties aggregating 1.3 million square feet of completed construction were placed into service in 2003, including one property in a joint venture that was 799,344 square feet.

      The Company’s results of operations for the three years ended December 31, 2003 were affected by a significant level of acquisition, disposition and development activity which is shown below (in thousands):

							Development Placed
	Acquisitions		JV Acquisitions		Dispositions		in Service

	Properties	$	Properties	$	Properties	$	Properties	$

2003	36	$351,811	16	$87,045	8	$90,300	2	$45,035
2002	5	$44,260	3	$20,958	40	$207,900	2	$29,112
2001	16	$102,089	8	$32,300	27	$288,000	1	$20,100

      The Company’s disposition activity during the three years ended December 31, 2003 consisted of the sale of 34 office properties and 41 non-core industrial assets as the Company refined its focus solely on bulk warehouse and distribution facilities.

Results of Operations

2003 Highlights

•	Acquired approximately $427 million of industrial properties totaling 10.1 million square feet and acquired approximately 143 acres of land during the year, including a 13 building portfolio with 1.7 million square feet of industrial assets in Miami, Florida.

•	Achieved portfolio physical occupancy of 92.1% at year-end 2003 versus 93.0% at year-end 2002.

•	Leased 7.5 million square feet during the year comprised of 2.9 million square feet of renewals and 4.6 million square feet of new leases.

•	Same-Store property level net operating income for the total portfolio declined 1.4% on a Cash basis. For further discussion of property level net operating income on a cash basis, see the discussion of “Same Store Properties”.

•	Contributed $90 million of properties and acquired an additional $75 million of properties to a new $210 million joint venture with the BIT JV.

•	Signed three build-to-suit projects — 772,000 square feet for Home Depot in Cranbury, New Jersey, where construction has begun, 211,535 square feet for KIA Motors America, Inc. in Allentown, Pennsylvania, (representing a total investment of $49 million for the two properties when finished), and completed a 523,295 square foot distribution facility, the Company’s first fee build-to-suit project, in Hazleton, Pennsylvania.

•	Issued approximately 2.8 million shares of Cumulative Redeemable Preferred Stock, resulting in gross proceeds of $69 million.

•	Issued 4.0 million Common Shares, resulting in gross proceeds of approximately $78 million.

•	Expanded existing unsecured Credit Facility from $125 million to $185 million. The Credit Facility matures in December 2004 and can be extended through December 2005 at the Company’s option.

•	Closed on a $75 million unsecured term loan with a five-year term. The proceeds of the financing were utilized to pay down our Credit Facility.

•	Increased dividend on Common Shares to $0.33 per quarter, representing a 1.5% increase over 2002.

•	Started development on 1.3 million SF of speculative construction that is currently 38% leased.

Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

      The Company reported net income allocated to common shareholders for the year ended December 31, 2003 of $16.7 million, or $0.73 per diluted share, as compared with net loss allocated to common shareholders of $11.4 million, or $0.59 per diluted share, for 2002. The significant increase in earnings per share in 2003 is primarily the result of the $32.8 million in losses from asset sales, provisions for asset impairments and employee termination costs incurred in 2002 primarily related to the December 2002 disposition of 34 office and industrial properties located primarily in New York (the “New York Office Portfolio”). Excluding the impact of gains and losses from asset sales and asset impairment provisions, net income allocated to common shareholders would have been $13.8 million, or $0.61 per diluted share, in 2003 as compared to $12.6 million, or $0.64 per diluted share, in 2002. This decrease in net income per share, after these items are excluded, is primarily the result of a delay in reinvestment of the proceeds from the sale of the New York Office Portfolio and lower economic occupancy levels (as discussed below) which were slightly offset by lower interest expense due to lower variable interest rates and a decrease in the Company’s overall blended interest rate in 2003 due to an increase in variable rate debt.

      Revenues decreased by $4.9 million, or 5.1%, to $91.6 million in 2003 as compared to $96.5 million in 2002, primarily as a result of the New York Office Portfolio sale in 2002, the $90.3 million in assets sold or contributed to the BIT JV in 2003 and $1.2 million from an increase in vacancy as economic occupancy declined from 94.3% in 2002 to 91.7% in 2003.

      Property operating expenses and real estate tax expense in the aggregate decreased by approximately $3.1 million, or 17.5%, as compared to 2002 primarily as a result of property dispositions and the sale of the New York Office Portfolio as office assets have higher operating expenses. Operating margins (revenue less property operating expenses and real estate tax expense) for 2003 were 84.0% as compared to an operating margin of 81.6% in 2002

      General and administrative expenses increased by approximately $1.4 million or 14.0%, to $11.4 million in 2003 from $10.0 million in 2002. This increase was a result of higher non-cash compensation charges associated with restricted stock awards and the adoption of the expense provisions of SFAS No. 123 related to stock option awards, increases in director and officer insurance costs and professional fees associated with compliance with the new Sarbanes-Oxley regulations. In addition, the Company incurred $930,000 of costs related to the termination of the employment of certain employees in 2002 as a result of the New York Office Portfolio transaction.

      Depreciation and amortization increased by $2.5 million, or 12.7%, to $22.5 million in 2003 as compared to $20.0 million in 2002, primarily as a result of amortization of intangible assets related to leases in 2003.

      Interest expense decreased $5.8 million in 2003 as compared to 2002 as a result of a reduction in overall debt levels from asset sales, a decrease in interest rates for the Company’s Credit Facility and other variable rate debt and a decrease in the overall blended interest rate on the Company’s borrowings in 2003 due to an increase in the amount of variable rate debt. The decrease in preferred unitholder distributions in 2003 is a result of the repurchase of $32.5 million of Convertible Preferred Stock and Convertible Preferred Units in September 2002 from the proceeds of the Company’s 2002 common share offering. The Company also reclassified $863,000 to interest expense in 2002 that was originally reported as an extraordinary item from the early retirement of debt in accordance with SFAS No. 145 which was adopted effective January 1, 2003.

      Equity in income from the Company’s equity method investments was approximately $5.7 million in 2003 as compared to $900,000 in 2002. This increase in earnings from equity method investments is a result of the formation of the BIT JV in February 2003, an increase in income from the Management Company due to additional management fees from the BIT JV, increased equity in income related to the AirTech joint venture as a result of the property being placed in service fully leased in 2003, and the preferred equity interest in Nocha, LLC retained by the Company in connection with the New York Office Portfolio transaction.

      In 2003, the Company recorded a net gain on asset sales of approximately $3.2 million as compared to a net loss of $251,000 in 2002. The gain recorded in 2003 is related to the sale of assets to the BIT JV, from which the Company recorded a gain related to their portion of the assets sold.

Segments

      Revenue for all of the Company’s properties decreased by approximately $4.9 million while property level net operating income on a GAAP basis (“NOI”), which is defined as total revenue less property operating expenses and real estate taxes, decreased by approximately $1.8 million as compared to the same period in 2002 (for a reconciliation of NOI to net income, see “Same Store Properties” and Note 14 to the Company’s financial statements. Revenue and NOI decreased in the Indiana and Other segment as a result of property dispositions in 2002 and as a result of asset sales in February 2003 to the BIT JV. Revenue and NOI increased in the Pennsylvania and New Jersey markets as a result of property acquisitions in the fourth quarter of 2002 and approximately $195 million of acquisitions which occurred primarily in the first quarter of 2003.

Same Store Properties

      The Same Store Properties, which are properties owned since September 30, 2002, consist of 85 properties aggregating approximately 17.6 million square feet. NOI from the Same Store Properties represented approximately 61.2% of the Company’s overall NOI for the year ended December 31, 2003.

      Set forth below is a schedule comparing the cash basis property level net operating income (defined as NOI without straight line rental income, lease termination income and amortization of deferred revenue related to acquired leases) for the Same Store Properties for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Cash Basis Property Level Net Operating Income
	Year Ended December 31,

	2003	2002	Change	% Change

Revenue
Rental Revenue	47,233	47,645	(412)	(0.9)%
Tenant Reimbursement	7,151	6,297	854	13.6%

Total Revenue	$54,384	$53,942	$442	0.8%
Operating Expenses
Property Operating Expenses	$2,787	$1,866	$921	49.4%
Real Estate Taxes	6,076	5,931	145	2.4%

Operating Expenses	8,863	7,797	1,066	13.7%

Net Operating Income (Cash basis)	$45,521	$46,145	$(624)	(1.4)%

Same Store NOI From Above	$45,521	$46,145
Non Same Store Property NOI	35,951	36,438
Straight-Line Rental Income for Same Store properties	1,217	1,821
Less: Unconsolidated NOI related to Equity Method Investments	(5,756)	(5,631)

Property Level Net Operating Income(1)	$76,933	$78,773

Physical Occupancy	92.7%	94.9%	(2.2)%
Economic Occupancy	91.2%	93.1%	(1.9)%

(1)	Property level net operating income equals total revenue less property operating expenses and real estate taxes. NOI on a cash basis is defined as NOI without straight line rental income, lease termination income and amortization of deferred revenue related to acquired leases. Management believes that NOI measures are useful disclosure as non-GAAP performance measurements as the Company believes these measurements describe the unleveraged performance of the Properties. Accordingly, the Company believes NOI provides investors with useful supplemental information about a specific property’s operating performance because it excludes real estate depreciation and amortization, interest expense and costs not associated with the operation of the property. However, NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of operating performance or an alternative to cash flow from operating activities as a measure of liquidity.

      NOI for the year ended December 31, 2003 for the Same Store Properties decreased to approximately $45.5 million from $46.1 million for 2002. This decrease of approximately $624,000 or 1.4% is primarily due to a decrease in reimbursed expenses as economic occupancy declined, from 93.1% in 2002 to 91.2% in 2003.

This decrease in economic occupancy is primarily related to four Pennsylvania properties and two properties in South Carolina. Operating expenses for the Same Store Properties increased by approximately $1.1 million or 13.7%. This increase was primarily related to increases in utility expenses, snow removal and insurance expenses at certain properties.

Year Ended December 31, 2002 as Compared to the Year Ended December 31, 2001

      The Company reported a net loss allocated to common shareholders for the year ended December 31, 2002 of $11.4 million, or $0.59 per diluted share, as compared with net income allocated to common shareholders of $13.9 million, or $0.90 per diluted share, for 2001. The significant decrease in earnings per share is primarily the result of the $31.6 million asset impairment provisions and $930,000 of employee termination costs related to the December 2002 New York Office Portfolio transaction. In 2001, the Company recorded $9.1 million in gains, primarily from the sale of a building in New Jersey and a $2.7 million cumulative catch-up adjustment for depreciation expense (as a result of the assets held for sale placed back into service as assets held for investment). In 2002, the Company incurred lower interest expense as a result of the reduction in overall leverage during 2001 and lower interest rates on the variable rate Credit Facility as well as $1.4 million less of interest costs associated with early debt retirements. Excluding the impact of gains and losses from asset sales, extraordinary items, employee termination costs, asset impairment provisions and the 2001 cumulative depreciation adjustment, net income allocated to common shareholders would have been $15.1 million, or $0.76 per diluted share, in 2002 as compared to $10.9 million, or $0.70 per diluted share, in 2001. This increase in net income after these items are excluded is primarily the result of lower interest rates on the Credit Facility.

      Revenues decreased by $10.1 million, or 9.5%, to $96.5 million in 2002 as compared to $106.6 million in 2001, primarily as a result of $207.9 million of property dispositions in 2002, and $1.2 million from an increase in vacancy which was offset by the impact of the acquisition of approximately $37.0 million of assets.

      Property operating expenses and real estate tax expense in the aggregate decreased by approximately $492,000, or 2.7%, as compared to 2001 primarily as a result of property dispositions. Operating margins (revenue less property operating expenses and real estate tax expense) for 2002 were 81.6% as compared to operating margins of 82.9% in 2001.

      General and administrative expenses increased by approximately $1.3 million, or 14.9%, to $10.0 million in 2002 from $8.7 million in 2001. This increase was primarily a result of increases in compensation expenses. In addition, the Company incurred $930,000 of costs related to the termination of the employment of certain employees as a result of the New York Office Portfolio transaction.

      Depreciation and amortization decreased by $3.9 million, or 16.3%, to $20.0 million in 2002 as compared to $23.9 million in 2001, primarily as a result of the asset sales in 2002. In 2001, the Company recorded a cumulative catch up depreciation adjustment of $2.7 million for assets held for sale which were placed back in service as operating assets in the first quarter of 2001.

      Interest expense decreased $10.5 million in 2002 as compared to 2001 as a result of asset sales, the decrease in interest rates for the Company’s Credit Facility, the decrease of $1.4 million in interest costs associated with early debt retirements and the impact of the April 2001 Common Share offering which resulted in the Company repaying $56.7 million in debt. The decrease in preferred unitholder and preferred shareholder distributions in 2002 is a result of the repurchase of $32.5 million and $35.7 million of Convertible Preferred Stock and Convertible Preferred Units in 2002 and 2001, respectively, from the proceeds of the 2002 and 2001 Common Share offerings.

      Equity in income from the Company’s equity method investments was approximately $900,000 in 2002 as compared to $1.1 million in 2001. This decrease in earnings from equity method investments is a result of a decrease in income from the Management Company due to reduced leasing commission revenue and reduced equity in income related to the AirTech joint ventures, net of increases in income related to the CalEast JV as a result of acquisitions in 2002 and the preferred equity interest in Nocha, LLC retained by the Company following the New York Office Portfolio transaction.

      In 2002 the Company recorded a net loss on asset sales of approximately $1.1 million as compared to a net gain of $9.1 million in 2001. The loss recorded in 2002 is primarily related to the New York Office Portfolio transaction. The loss on the sale of these assets was the result of the Company’s decision to dispose of the New York office properties on an accelerated basis as a portfolio and not on an individual asset basis in addition to a general decline in interest from investors in office properties in the Upstate New York market. The gain recorded in 2001 is primarily the result of the sale of the 200 Industrial Avenue facility located in Teterboro, New Jersey in September 2001 which resulted in a gain of $9.6 million.

      Pursuant to Financial Accounting Standards Board (“FASB”) EITF Topic D-42 “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company has changed its accounting treatment of the offering costs paid with the issuance of its convertible preferred stock, of which $25 million was redeemed in September 2002. Accordingly, $411,000 of such costs have been recorded as a preferred dividend.

Segments

      Revenue and NOI for the industrial segment decreased by approximately $618,000 and $1.7 million, respectively as compared to 2001. These decreases are primarily a result of asset sales of certain New Jersey properties in 2001, which were partially offset by acquisitions in Pennsylvania, the acquisition of an 800,000 square foot industrial building in Indiana in November 2001 and increased occupancy in the South Carolina properties in 2002.

      Revenue and NOI for the office segment decreased by approximately $9.8 million and $8.0 million, respectively as compared to 2001. These decreases are primarily a result of the sale of the New Jersey office properties and several Pennsylvania office properties in 2001, the sale of Two Meridian Boulevard in Pennsylvania in January 2002 and the New York Office Portfolio transaction in December 2002.

Liquidity and Capital Resources

Cash Flows

2003

      Net cash provided by operating activities was $41.1 million in 2003 as compared to $43.6 million in 2002. This decrease is a result of delays in reinvestment of proceeds from asset sales in 2002 and timing of cash collections in 2003. This represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

      Net cash used in investing activities was $264.7 million in 2003 as compared to net cash provided in 2002 of $2.0 million. The increase in cash used is primarily the result of an increase in acquisition activity in 2003. Cash used in property acquisitions increased from $45.2 million in 2002 to $230.2 million in 2003. The total purchase price including assumed debt was $427 million in 2003 as compared to $58 million in 2002.

      Net cash provided by financing activities in 2003 was $222.1 million as compared to net cash used in financing activities in 2002 of $45.7 million. The increase in net cash provided in 2003 as compared to 2002 is a result of higher debt borrowings in 2003 to finance a portion of $427 million in acquisitions and as a result of Common Share and Preferred Stock offerings in 2003.

2002

      Net cash provided by operating activities was $43.6 million in 2002 as compared to $46.8 million in 2001, a decrease of 6.8%. This represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and, to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

      Net cash provided by investing activities was $2.0 million in 2002 as compared to net cash provided by in 2001 of $15.8 million. The decrease in cash provided is primarily the result of a decrease in proceeds from sales of assets in 2002 as compared to 2001, partially offset by decreased acquisition activity in 2002. Net cash proceeds from asset sales in 2002 and 2001 were $67.9 million and $157.8 million, respectively. Cash used in property acquisitions decreased from $102.5 million in 2001 to $45.2 million in 2002.

      Net cash used in financing activities in 2002 was $45.7 million as compared to net cash used in financing activities in 2001 of $64.2 million. The increase in net cash used in 2002 as compared to 2001 is a result of higher debt repayments in 2001 as a result of asset sales and the Common Share offerings in 2001.

Capitalization

Equity Issuances and Convertible Preferred Stock Repurchases

      On November 7, 2003, the Company issued 4,000,000 Common Shares at $19.60 per share before the underwriters’ discount. The Company initially used the net proceeds of $77.5 million from this offering to repay certain amounts outstanding under its Credit Facility and to fund the acquisition of 13 properties in Miami, Florida.

      On February 18, 2003, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at $25.00 per share. This preferred stock may be redeemed at par at the election of the Company on or after February 18, 2008. These securities have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The Company granted the underwriters an overallotment option to purchase up to an additional 360,000 shares of its Series D Cumulative Redeemable Preferred Stock, which was exercised within 30 days. The shares are traded on the NYSE under the symbol “KTRPrD.” The net proceeds of the offering of approximately $67 million were initially used to repay existing indebtedness outstanding under the Company’s Credit Facility as well as for general corporate purposes, including funding acquisitions and the Company’s development activities.

      In September 2002, the Company sold 2,000,000 Common Shares at a price of $16.415 per share. The Company used the net proceeds of approximately $31.5 million, after underwriter’s discount and offering expenses, to repurchase all 800,000 shares of its Series A Convertible Preferred Stock, with a $20.0 million liquidation preference, which required a 9.00% preferred dividend, and 200,000 shares of its Series C Convertible Preferred Stock, with a $5.0 million liquidation preference, which required a 9.75% preferred dividend, from AEW Targeted Securities Fund, L.P., and all of its Series B Convertible Preferred Units, with a $7.5 million liquidation preference, which required a 9.50% preferred return, from Hopewell Properties, Inc.

Credit Facility and Other Debt

      In December 2001, the Company entered into a three-year $125 million unsecured credit facility (the “Credit Facility”) with a group of commercial lenders led by Wells Fargo Bank, N.A. On March 31, 2003, the Credit Facility was increased to $185 million. This Credit Facility can be used to fund acquisitions, capital improvements, development activities and working capital needs. The Credit Facility bears interest at a variable rate at the Company’s option of either LIBOR plus a spread based on a sliding scale based on the Company leverage or the prime rate. The scale ranges from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.875%. The Company’s outstanding borrowings under this Credit Facility were $135.4 million at December 31, 2003 at an interest rate of 2.88%. The Credit Facility has certain debt covenants, which are typical in facilities of this type, including but not limited to debt service and fixed charge coverage and overall leverage. The Company was in compliance with these debt covenants as of December 31, 2003.

      On September 11, 2003, the Company obtained a $75 million unsecured term loan (the “Term Loan”), which matures in September 2008. Interest is calculated based on a grid, which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.75%. Based on the Company’s current leverage, the Term Loan is priced at LIBOR plus 1.75%. The Company had $75 million outstanding on the Term Loan as of December 31, 2003. The weighted average interest rate for the year ended December 31, 2003 was 2.75%. The Term Loan has certain financial covenants, which are identical to the Credit Facility covenants. The Company has utilized forward starting interest rate swaps, effective at various dates in 2004 and 2005, to hedge interest rate risk associated with the Term Loan. See Note 2 to the Company’s financial statements for further discussion of these swaps.

      The Company has other variable rate loans outstanding aggregating $58.2 million and $33.2 million at December 31, 2003 and 2002 respectively. As of December 31, 2003 and 2002, interest rates on these loans ranged from 2.66% to 3.09% and 2.87% to 4.50%, respectively. The weighted average interest rates for these loans were 3.01% and 4.17% at December 31, 2003 and 2002, respectively. The maturities for these loans range from October 2004 through April 2005.

      As of December 31, 2003, the Company had approximately $252.6 million of fixed rate mortgage notes outstanding, excluding debt premiums, at a weighted average interest rate of 7.8% and at a weighted average maturity of 4.1 years. Approximately $18.2 million of this mortgage debt is scheduled to mature in 2004. At December 31, 2003, the Company’s total market capitalization was approximately $1.4 billion as compared to $851.5 million at December 31, 2002 and the Company’s debt to market capitalization ratio was 39.2% as compared to 38.3% at December 31, 2002. The Company’s consolidated debt to undepreciated assets ratio (calculated as mortgage notes payable and unsecured debt divided by total assets plus total accumulated depreciation) was 49.6% as compared to 45.8% at December 31, 2002.

Short and Long-term Liquidity

      Cash flow from operating activities is the Company’s principal source of funds to pay its short term liquidity requirements including debt service, common and preferred distributions, recurring capital expenditures and certain upfront costs associated with the Company’s development activities. The Company expects to fund approximately $6.1 million of additional equity to the CalEast JV and $2.3 million to the BIT JV. This equity will be funded as the joint ventures acquire additional properties. The Company has also guaranteed 50% of a $16.4 million recourse construction loan for 5 Points Associates, LLC, a joint venture with Browning, which is constructing a 813,054 square foot facility in AirTech. In connection with the development of AirTech, the Company has also guaranteed a $3.2 million land development loan to a Browning affiliate for certain site improvements to AirTech. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees. For further discussion of guarantees, see Note 12 to the Company’s financial statements. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. In 2003 and 2002, the Company consummated the sale of 48 properties for an aggregate selling price of $298.2 million. The Company believes all of the sources discussed above will be available in 2004 in order to fund short-term liquidity needs.

      During 2003 and 2002, the Company paid distributions to common shareholders and unitholders totaling $1.31 and $1.29 per Common Share or OP Unit, respectively, which aggregated $35.7 million and $32.8 million, respectively.

      The Company’s long-term liquidity needs generally include the funding of existing and future development activity, asset acquisitions and the retirement and payment of principal of secured and unsecured debt. The Company expects to meet its long-term liquidity needs through a combination of the following: (i) the issuance of equity and debt securities by the Company and its Operating Partnership, (ii) the selective disposition of certain properties, and (iii) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. In July 1998, the Company filed with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue Common Shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of December 31, 2003, the Company has issued approximately $330.9 million of securities under this Registration Statement. In February 2003, the Company issued 2,760,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock at $25 per share in a public offering and used the proceeds to fund acquisition activity. In November 2003, the Company issued

4,000,000 Common Shares at $19.60 per share in a public offering and used the proceeds to fund acquisitions and repay its Credit Facility.

      The Company believes that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

      The following is a summary of the Company’s obligations and commitments as of December 31, 2003 (dollars in thousands):

		Less Than					More Than
Contractual Obligations	Total	1 Year	1-3 Years		3-5 years		5 Years

Fixed and Variable Rate Debt, excluding debt premiums	$521,196	$192,937	$57,208		$204,709		$66,342
Other Long Term Obligations Guarantees	13,400	—	10,200	(1)	3,200	(2)	—
Operating and Ground Leases	5,248	652	693		345		3,559

Total	$530,387	$193,599	$58,932		$208,269		$69,587

(1)	The Company along with its joint venture partner, Browning, have each guaranteed 50% of a $16.4 million construction loan related to a 813,054 square feet warehouse building being constructed by 5 Points Associates, LLC, a joint venture between Browning and the Company. This guarantee is required by the lender during the construction and lease-up period and is reduced to 25% on an aggregate basis once certain leasing levels are obtained. The Company will share pro rata in the net income of the joint venture upon placing the property in service. The Company also has guaranteed $2 million of mortgage debt of Nocha, LLC, the entity which acquired the New York Office Portfolio in 2002, in which the Company has retained an investment. This guarantee expires in phases in 2005 and 2006 and was required by the lender in conjunction with the original financing of the property.

(2)	As the result of an agreement with Browning, the Company has agreed to guarantee $3.2 million of a land development loan obtained by Browning related to the AirTech Park land. The Company has an option agreement related to this land and has the right to develop this land in a joint venture with Browning. The Company has the opportunity to receive its pro rata share of income from any additional properties that are constructed on the AirTech Park land as a result of additional development joint ventures to be formed.

Off-Balance Sheet Arrangements

      We have a number of off-balance sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.

      The Company’s off-balance sheet arrangements are discussed in Note 4 to the Company’s financial statements. Additional information about the debt of our unconsolidated joint ventures and related guarantees are included in the Contractual Obligations table above.

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

      Management believes that FFO is a useful disclosure as a non-GAAP performance measure as historical cost accounting for real estate assets, as required in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time as reflected through depreciation and amortization expenses. The Company believes that the value of real estate assets does not diminish predictably over time, as is assumed in GAAP accounting, and instead fluctuates due to market and other conditions. Accordingly, the Company believes FFO provides investors with useful supplemental information about the Company’s operating performance because it excludes real estate depreciation and amortization expense and also gains and losses from the sale of depreciated real estate assets. However, FFO does not represent cash generated from operating activities in accordance with GAAP and it also does not consider the costs associated with capital expenditures related to the Company’s real estate assets. Also, it is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

      NAREIT defines FFO as net income/(loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. Since 2000, NAREIT has clarified the definition of FFO to include non-recurring events (except for those that are defined as “extraordinary items” or cumulative effects of accounting changes under GAAP) and the results of discontinued operations. The Company presents FFO in accordance with the NAREIT definition and has presented FFO on a consistent basis for all periods presented.

      FFO and cash flow information for each of the three years in the period ended December 31, 2003, are summarized in the following tables (in 000’s):

	2003	2002(1)(2)	2001(2)

Funds from Operations:
Net Income (Loss) Allocated to Common Shareholders	$16,703	$(11,409)	$13,874
Income Allocated to Preferred Shareholders	6,820	3,038	5,035
Redeemable Preferred Stock Dividends	(5,457)	—	—
Minority Interest of Unitholders in Operating Partnership	4,040	(3,198)	5,393
Distributions to Preferred Unitholders	5,072	5,585	7,057
(Gains) Losses on Sales of Assets	(3,221)	251	(9,142)
Depreciation and Amortization Related to Real Estate	22,512	20,367	24,520
Depreciation and Amortization Related to Joint Ventures	1,832	781	901

Funds from Operations	$48,301	$15,415	$47,638

Cash Flow Information:
Cash flow provided by operating activities	$41,119	$43,550	$46,758
Cash flow (used in) provided by investing activities	(264,713)	2,039	15,785
Cash flow provided by (used in) financing activities	222,130	(45,673)	(64,236)

Net decrease in cash and cash equivalents	$(1,464)	$(84)	$(1,693)

(1)	FFO has been restated for 2002 to eliminate the add-back of provisions for asset impairment of $31.6 million recorded in 2002 and the employee termination costs of $930,000 related to the New York Office Portfolio sale. NAREIT and the SEC issued guidance during 2003 that impairment charges should no longer be added back to net income in order to calculate FFO. In addition, as discussed in

Note 2 to the Company’s financial statements, the Company has amended its previous accounting treatment for $411,000 of offering costs related to $25 million of Convertible Preferred Stock which was redeemed in 2002, in accordance with recent SEC guidance which was effective in 2003. These costs were recorded as a distribution to the preferred shareholders, and were not added back to net income in order to calculate FFO for the year ended December 31, 2002.

(2)	FFO has been restated for 2002 and 2001 to eliminate the add back to net income in order to calculate FFO of $863,000 and $2.3 million, respectively of charges related to the early retirement of debt. These charges had previously been accounted for as extraordinary items. However, as discussed in Note 2 to the Company’s financial statements, the Company’s adoption of SFAS No. 145 in 2003 no longer permits these charges to be accounted for as extraordinary items and the charges have been reclassified to interest expense in the respective year.

Inflation

      The Company’s leases generally require tenants to pay either their share of operating expenses, including common area maintenance, real estate taxes and insurance or pay 100% of these costs directly (for triple net leases): as a result, the Company’s exposure to increases in costs and operating expenses is reduced. The Company does not anticipate that inflation will have a significant impact on its operating results in the near future.

Critical Accounting Policies

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has identified the policies below, which are critical to our business operations and the understanding of our results of operations. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and operating results and require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a respective asset that the Company expects to hold and use may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition to determine if an impairment loss should be recognized. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect its evaluations. Estimates of fair value are based on quoted market prices in active markets or, if quoted market prices are not available, the best information available in the circumstances, such as the present value of estimated expected future cash flows. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. In addition, the Company reports properties that have been disposed of or which are held for sale, for which the Company will not have continuing involvement, as discontinued operations.

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

      As real estate assets are acquired, the costs of these assets are allocated to the components of the property, including any intangible assets related to the leases acquired, based on the Company’s judgment and historical experience with similar assets. These assumptions and estimates affect the amount of costs allocated to land, land improvements and the components of the building and accordingly depreciation expense and any gains or losses on the ultimate sale of these assets.

      In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the Company allocates purchase price for properties to the net tangible and the identified intangible assets acquired based on fair values. Above-market and below-market in place lease values for acquired properties are recorded based on the present value (using an interest rate which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be paid under the in-place leases and the Company’s estimate of the fair market lease rates for the in-place leases measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases.

      The aggregate value of other intangibles acquired is measured based on the difference between the property valued with in-place leases adjusted to market rates and the property valued as if vacant. Intangible assets associated with the origination value of the in-place leases are amortized over the life of the related lease to amortization expense. The Company allocates purchase price to the intangible asset related to the contract value of the in-place leases which is the value associated with the carrying costs during the expected lease-up periods considering market conditions and the estimates of lost rental revenues at market rates during the expected lease-up periods. This intangible is also amortized over the life of the related leases to amortization expense. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. Based on the Company’s evaluation, the Company has not allocated any value to the customer relationship intangibles related to property acquisitions since July 1, 2001, the effective date of SFAS 141.

Revenue Recognition

      The Company’s revenue is derived from rental income under leases that are classified as operating leases. Revenue is recognized on the accrual basis of accounting in accordance with SFAS No. 13, “Accounting for Leases.” If the rental income under the lease is in excess of one year in length, it is recognized using the straight-line method under which contractual rent increases are recognized evenly over the lease term. Reimbursements from tenants for expenses are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance, which is generally for periods not longer than one year. Deferred revenue is recognized as revenue when amounts are earned under the terms of the Company’s leases with its tenants.

Investments in Unconsolidated Joint Ventures

      The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence but does not control these entities. These investments are recorded initially at cost, as equity method investments, and subsequently adjusted for equity in income (losses) from equity method investments and cash contributions and distributions.

      On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.

Cost Capitalization

      Expenditures directly or indirectly related to the acquisition or improvement of real estate, including interest and other costs capitalized on development projects and land being readied for development, are included in the cost of the related real estate and are stated at cost. The capitalized costs include pre-construction costs related to the development of the property, construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. These costs are capitalized until the related asset is substantially complete and is placed in service. The Company’s capitalization policy is in accordance with SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.

Income Taxes and REIT Compliance

      The Company has elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code. In order to qualify as a real estate investment trust, the Company must derive at least 95% of gross income in any year from qualifying sources and must pay dividends to stockholders aggregating annually at least 90% of the REIT’s taxable income (determined without regard to the dividends paid deduction and by excluding capital gains) and must satisfy specified asset tests on a quarterly basis. It is the Company’s intention to adhere to these requirements and maintain its REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income that is distributed currently to the stockholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements. As a REIT, the Company still may be subject to certain state and local taxes on income and property and to federal income and excise taxes on any undistributed taxable income. In addition, the Company will be required to pay federal and state income tax on the net taxable income, if any, from the activities conducted through our taxable REIT subsidiary.

Derivative Instruments and Hedging Activities

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

      The Company’s objective in using derivatives is to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable interest rate amounts in exchange for fixed rate payments over the life of the agreements without exchange of the underlying principal amount. Additionally, the Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges.

      The Company uses derivative financial instruments in the normal course of managing its interest costs. As of December 31, 2003, the Company had two forward starting interest rate swap agreements with a notional value aggregating $50 million, which are used to fix the LIBOR interest rates beginning on July 10, 2004 on a portion of the $75 million Term Loan which matures in September 2008. In addition, subsequent to December 31, 2003, the Company hedged an additional $25 million of notional value related to the Term Loan effective January 10, 2005 and as a result has fixed the LIBOR interest rate at 3.8% plus the applicable spread on the Term Loan. These derivatives qualify for hedge accounting as discussed in Note 2 to the Company’s financial statements.

Impact of Recent Accounting Standards

      See Note 2 to the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The Company’s primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other consolidated variable rate debt obligations of the Company, excluding debt obligations from the Company’s equity method investments in real estate joint ventures, represented approximately 41.0% of the Company’s consolidated debt outstanding as of December 31, 2003, after consideration of the interest rate swaps discussed above. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.8% and 4.1 years, respectively, at December 31, 2003. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

      If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the year ended December 31, 2003, the Company’s interest expense for the year ended December 31, 2003 would have been increased or decreased by approximately $2.0 million. Approximately $189.4 million of the Company’s debt, which has a weighted average interest rate of 3.37%, matures over the next twelve months. Approximately $146.2 million of these debt maturities can be extended for an additional year at the Company’s option. The Company currently intends to refinance or extend the maturities of these maturing obligations.

      A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. Fair values of non-real estate assets and payables approximate their carrying amount due to their short-term nature. The estimated fair value of our fixed rate mortgages payable at December 31, 2003 and 2002 was approximately $277.0 million and $201.0 million, respectively. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual December 31, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Company’s net financial instrument position of $9.1 million at December 31, 2003. A 100 basis point decrease in market interest rates would result in an increase in the Company’s net financial instrument position of $9.5 million at December 31, 2003.

      The following table outlines the Company’s debt maturities as of December 31, 2003 (in thousands):

	Payments by Period

	Total	2004	2005-2006	2007-2008	Thereafter

Mortgage Notes Payable:
Fixed Rate	$252,556	$21,763	$34,742	$129,709	$66,342
Variable rate	58,240	35,774	22,466	—	—

	310,796	57,537	57,208	129,709	66,342
Revolving Credit Facility and Term Loan — Unsecured	210,400	135,400	—	75,000	—
Debt Premiums	12,521	2,256	4,485	3,043	2,737

	$533,717	$195,193	$61,693	$207,752	$69,079

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

      On May 23, 2002, upon the recommendation of its Audit Committee, the Board of Trustees of the Company dismissed Arthur Andersen LLP as the Company’s independent auditor. KPMG LLP was appointed to serve as the Company’s independent auditor for the fiscal year ended December 31, 2002.

      Arthur Andersen LLP’s reports on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 31, 2002, (i) there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated their report on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A.	Controls and Procedures.

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III.

Item 10.	Trustees and Executive Officers of the Registrant.

      This item is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

      This item is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      This item is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

      This item is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.

      This item is incorporated by reference from the proxy statement for the 2004 Annual Meeting of Shareholders.

PART IV.

Item 15.	Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

      The following consolidated financial statements of Keystone Property Trust are included in Item 8.

      (a) 1.     Independent Auditors’ Report.

      Consolidated Balance Sheets as of December 31, 2003 and 2002.

      Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

      Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

      Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules.

•	Schedule II — Valuation and Qualifying Accounts as of December 31, 2003 for Keystone Property Trust.

•	Schedule III — Real Estate and Accumulated Depreciation for the three years in the period ended December 31, 2003 for Keystone Property Trust.

      (b) Reports on Form 8-K or 10K/A:

•	A Current Report on Form 8-K dated October 28, 2003 (reporting under Item 7) regarding financial information, including pro formas, in connection with the Company’s acquisition of six industrial buildings located near Harrisburg, PA.

•	A Current Report on Form 8-K dated November 6, 2003 (reporting under Items 5 and 7) regarding the Consent of Ernst and Young, LLP as incorporated by reference to the Company’s registration statement on Form S-3.

•	A Current Report on Form 8-K dated November 10, 2003 (reporting under Items 5 and 7) regarding the underwriting and purchase agreements for the sale of 4.6 million shares of the Company’s common stock.

•	A Current Report on Form 8-K dated November 13, 2003 (reporting under Items 2 and 7) regarding the Company’s acquisition of International Corporate Park in Miami, Florida.

•	A Current Report on Form 8-K dated February 11, 2004 (reporting under Items 2 and 7) regarding the Company’s acquisition of an industrial property in Indianapolis, Indiana from the Company’s joint venture with Browning Investments, Inc.

•	A Current Report on Form 8-K/A dated February 11, 2004 (reporting under Items 2 and 7) regarding amended financial information and pro formas related to the Company’s Miami portfolio acquisition.

•	A Current Report on Form 8-K dated February 23, 2004 (reporting under Items 5 and 7) filed the consent of the Company’s independent auditors, Ernst & Young, LLP, related to the registration statements on Form S-3.

•	A Current Report on Form 8-K dated February 23, 2004 (reporting under Items 5 and 7) regarding the public offering of approximately 4.0 million shares by two affiliated groups and the Citigroup Global Markets Inc. purchase agreement.

•	A current report on Form 10-K/ A dated February 19, 2004 (reporting under Item 15) regarding the naming of KPMG LLP as the Company’s expert in accounting and auditing.

      (c) Exhibits

3	.	(a) Declaration of Trust (Incorporated by reference to Exhibit 3(a) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
(b) Certificate of Correction to Declaration of Trust (Incorporated by reference to Exhibit 3(k) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
(c) Articles of Amendment of Declaration of Trust (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).
(d) Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series C Convertible Preferred Stock and Fixing Distribution and Other Preferences and Right of Such Series (Incorporated by reference to Exhibit 3(f) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
(e) Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock as 9.125% Series D Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2003).
(f) Partnership Unit Designation of Series D Convertible Preferred Units (Incorporated by reference to Exhibit 3(k) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
(g) Partnership Unit Designation of Series F Convertible Preferred Units (Incorporated by reference to Exhibit 10.13 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).
(h) Partnership Unit Designation of 9.125% Series G Cumulative Redeemable Preferred Units (Incorporated by reference to Exhibit 4.3 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2003).
(i) By-laws (Incorporated by reference to Exhibit 3(b) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(j) Amendment to By-Laws, filed herewith.
4	.	(a) Specimen Certificate for Common Shares (Incorporated by reference to Exhibit 4(a) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
(b) Specimen Certificate for the Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4(b) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
(c) Specimen Certificate for 9.125% Series D Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2003).
10	.	(a) Amended and Restated Agreement of Limited Partnership of Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10(a) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
(b) Keystone Property Trust Amended and Restated 1993 Omnibus Incentive Plan (Incorporated by reference to Exhibit A of the Registrant’s Proxy Statement filed with the Commission on November 24, 1999).
(c) Amendment to Keystone Property Trust Amended and Restated 1993 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
(d) Second Amendment to Keystone Property Trust Amended and Restated 1993 Omnibus Incentive Plan, filed herewith.
(e) Keystone Property Trust Amended and Restated 1994 Non-Employee Stock Incentive Plan (Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed with the Commission on April 30, 2003).
(f) McBride Contribution Agreement dated as of August 20, 1997 between American Real Estate Investment Corporation, American Real Estate Investment, L.P, and The Other Parties Listed on the Signature Pages of the Agreement (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K/ A filed with the Commission on August 20, 1997).
(g) Contribution Agreement dated as of February 4, 1998 between American Real Estate Investment, L.P. and Northeastern Industrial Park, Inc. and Guilderland Ventures, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K/ A filed with the Commission on July 14, 1998).
(h) Contribution Agreement dated as of February 4, 1998 between American Real Estate Investment, L.P., and Columbia Executive I Associates, Columbia Executive II Associates, Columbia Executive III Associates, Columbia Executive V Associates, Columbia Executive VI Associates, Columbia Executive VII Associates, and Columbia Executive VIII Associates (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K/ A filed with the Commission on July 14, 1998).
(i) Contribution Agreement dated as of December 4, 1998, as amended,by and between American Real Estate Investment, L.P. and MPSN, L.L.C., Corporate Drive Associates, LLC, Post 70 Building 7 Partners, and COB Associates, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on December 18, 1998).
(j) Agreement of Transfer and Contribution of Partnership Interest in 21 Roadway, L.P. dated as of November 10, 1999 by and among PSPI, Inc. and Jeffrey E. Kelter, John B. Begier, Charles C. Lee, J. Harold Shannon, Stephen J. Butte and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on December 20, 1999).
(k) Employment Agreement dated as of July 1, 2003 between Keystone Property Trust and Jeffrey E. Kelter (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2003).
(l) Employment Agreement dated as of October 1, 2003 between Keystone Property Trust and Robert F. Savage, Jr. (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2003).

(m) Employment Agreement dated July 1, 2000 between Keystone Property Trust and John B. Begier (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
(n) Limited Liability Company Agreement of Keystone New Jersey Associates, LLC dated as of January 31, 2001, by and between Keystone Operating Partnership, L.P. and CalEast Industrial Investors, LLC (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2001).
(o) Credit Agreement dated as of December 21, 2001, as amended, by and among Keystone Operating Partnership, L.P., Keystone Property Trust, Chevy Chase Bank, Key Bank, LaSalle Bank, Mellon Bank, U.S. Bank, First Union National Bank as syndication agent, The Bank of New York as documentation agent, and Wells Fargo Bank, National Association, as agent. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2002).
(p) Operating Agreement for Nocha, LLC dated as of December 13, 2002 among Landmark Tri-State, Inc., Tri-State Landmark, LLC, Keystone Nocha Investor LLC and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on December 27, 2002).
(q) Purchase and Sale Agreement between Capital Lane Property Holding, L.P. and Capital Lane Property Holding II, L.P. and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 10, 2003).
(r) Limited Liability Partnership Agreement of KPJV, LLP, dated as of February 14, 2003, between BIT Investment Twenty Limited Partnership and Keystone KPJV, LP (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2003).
(s) Agreement of Sale, dated as of March 1, 2002, between Interstate 78 Office Park, Ltd., Fin Associates Limited Partnership, New York Distribution Center, L.P., Raritan Building Associates Limited Partnership, 191 Talmadge Road Realty Holdings, L.P., Wedgewood Plaza, L.P., Carlstadt Building Realty Holdings, L.P. Carlstadt Associates, Ltd., and Keystone New Jersey Associates, LLC, subsequently assigned to certain wholly-owned affiliates of Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 27, 2003.)
(t) Reinstatement and First Amendment to Agreement of Sale, dated as of August 28, 2002, between Interstate 78 Office Park, Ltd., Fin Associates Limited Partnership, New York Distribution Center, L.P., Raritan Building Associates Limited Partnership, 191 Talmadge Road Realty Holdings, L.P., Wedgewood Plaza, L.P., Carlstadt Building Realty Holdings, L.P., Carlstadt Associates, Ltd., and Keystone New Jersey Associates, LLC, subsequently assigned to certain wholly-owned affiliates of Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 27, 2003.)
(u) Reinstatement and Second Amendment to Agreement of Sale, dated as of March 11, 2003, between Interstate 78 Office Park, Ltd., New York Distribution Center, L.P., Raritan Building Associates Limited Partnership, 191 Talmadge Road Realty Holdings, L.P., Carlstadt Building Realty Holdings, L.P., Carlstadt Associates, Ltd., Apollo Associates, Ltd., Eastmans Road Associates, Ltd., Webro Associates, Ltd., Oakland Building Associates, Ltd., and Keystone New Jersey Associates, LLC, subsequently assigned to certain wholly-owned affiliates of Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K filed on March 27, 2003.)
(v) Agreement of Sale dated as of August 28, 2003, between Kuller Road Realty Holdings, LLC and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K filed on March 27, 2003).
(w) Reinstatement and First Amendment to Agreement of Sale, dated as of March 11, 2003, between Kuller Road Realty Holdings, LLC and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K filed on March 27, 2003.)

(x) Term Loan Agreement dated as of September 11, 2003, by and among Keystone Operating Partnership, L.P., Keystone Property Trust, and Wells Fargo Bank, National Association, filed herewith.
(y) Purchase and Sale Agreement, dated October 9, 2003, between International Corporate Park and Keystone Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on November 13, 2003).
11.1	Statement Regarding Computation of Per Share Earnings See Note 11 to the Financial Statements.
16.1	Arthur Andersen letter (Incorporated by reference to Exhibit 16.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 30, 2002).
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Chief Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

INDEPENDENT AUDITORS’ REPORT

The Board of Trustees and Shareholders of

Keystone Property Trust:

      We have audited the consolidated financial statements of Keystone Property Trust (a Maryland real estate investment trust) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone Property Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statements No. 13 and Technical Corrections and SFAS No. 123, Accounting for Stock-Based Compensation, as of January 1, 2003 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002. Also as discussed in Note 2, the Company implemented the clarifying guidance of EITF Abstract, Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, as of September 30, 2003 and restated its 2002 financial statements.

/s/ KPMG, LLP

Philadelphia, Pennsylvania

February 19, 2004

KEYSTONE PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
INVESTMENTS IN REAL ESTATE:
Land and land improvements	$135,801	$77,776
Buildings and improvements	757,064	411,396
Assets held for sale	—	85,622
Development and construction-in-progress	58,658	54,123
Investment in direct financing lease	35	486

	951,558	629,403

Less Accumulated depreciation	(52,569)	(34,513)
Accumulated depreciation assets held for sale	—	(4,919)

Total accumulated depreciation	(52,569)	(39,432)
Equity method investments and other real estate ventures	72,162	47,724

Total investment in real estate, net	971,151	637,695
CASH AND CASH EQUIVALENTS	427	1,891
RESTRICTED CASH AND CASH ESCROWS	975	886
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $7,601 and $4,674 in 2003 and 2002, respectively, net of allowance for bad debts of $621 and $471 in 2003 and 2002, respectively	15,936	8,104
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,774 and $1,135 in 2003 and 2002, respectively	2,703	1,667
DEFERRED LEASING COSTS, net of accumulated amortization of $7,214 and $2,518 in 2003 and 2002, respectively	18,838	4,813
EQUITY METHOD INVESTMENT IN MANAGEMENT COMPANY	5,808	5,900
OTHER ASSETS	7,477	5,139
OTHER ASSETS HELD FOR SALE, including $3,155 of straight-line rent receivable	—	5,559

Total Assets	$1,023,315	$671,654

KEYSTONE PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2003	2002

	(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable and unsecured debt, including unamortized premiums on assumed indebtedness of $12,521 and $154 in 2003 and 2002, respectively	533,717	286,100
Liabilities related to assets held for sale, including mortgage notes payable of $39,696 in 2002	—	40,813
Accounts payable	2,897	5,219
Dividends and distributions payable	2,098	1,079
Accrued interest payable	1,163	995
Acquired lease obligations net of accumulated amortization of $2,930 in 2003 and none in 2002	11,632	639
Accrued expenses and other liabilities	11,413	8,768
Deferred rent revenue	2,639	2,408

Total liabilities	565,559	346,021

MINORITY INTEREST, 5,096,401 and 5,621,308 units outstanding in 2003 and 2002, respectively	35,715	31,658
CONVERTIBLE PREFERRED UNITS	52,892	52,892
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 500,000 issued and outstanding in 2003 and 600,000 issued and outstanding in 2002; liquidation preference of $12,500 and $15,000 in 2003 and 2002, respectively	1	1
Redeemable Preferred Stock, Series D; $.001 par value; 2,760,000 shares authorized and outstanding in 2003 and none issued and outstanding in 2002, liquidation preference of $69,000 in 2003	3	—
Common Shares, $.001 par value; 59,200,000 authorized; 26,354,369 and 21,355,609 shares issued and outstanding in 2003 and 2002, respectively	26	21
Additional paid-in capital	440,062	298,368
Loans to executives and employees to purchase Common Shares	(3,602)	(4,521)
Deferred compensation	(4,843)	(2,173)
Cumulative net income	40,359	23,656
Cumulative distributions	(102,746)	(74,269)
Accumulated other comprehensive income	(111)	—

Total shareholders’ equity	369,149	241,083

Total liabilities and shareholders’ equity	$1,023,315	$671,654

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
REVENUE:
Rents	$76,427	$83,067	$92,370
Reimbursement revenue and other income	15,125	13,434	14,200

Total revenue	91,552	96,501	106,570
OPERATING EXPENSES:
Property operating expenses	5,083	7,739	8,653
Real estate taxes	9,536	9,989	9,567
General and administrative	11,449	10,024	8,660
Depreciation and amortization	22,512	19,978	23,938
Provision for asset impairment	—	30,200	—

Total operating expenses	48,580	77,930	50,818
Income before interest expense, equity in income from equity method investment, gains (losses) on sales of assets and discontinued operations	42,972	18,571	55,752
Interest expense	19,304	25,115	35,647
Equity in income from equity method investments and other real estate ventures	5,746	899	1,123
Gains (losses) on sales of assets	3,221	(1,122)	9,142

Income (loss) before distributions to preferred unitholders, minority interest of unitholders in Operating Partnership, and discontinued operations	32,635	(6,767)	30,370
Distributions to preferred unitholders	(5,072)	(5,585)	(7,057)
Minority interest of unitholders in Operating Partnership	(4,040)	3,492	(5,062)

Income (loss) from continuing operations	23,523	(8,860)	18,251
Discontinued operations:
Income from discontinued operations	—	1,723	989
Gain on disposition of discontinued operations	—	871	—
Provision for asset impairment	—	(1,400)	—
Minority interest	—	(294)	(331)
Total discontinued operations	—	900	658

NET INCOME (LOSS)	23,523	(7,960)	18,909
INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(6,820)	(3,449)	(5,035)

NET INCOME (LOSS) ALLOCATED TO COMMON SHAREHOLDERS	$16,703	$(11,409)	$13,874

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$0.74	$(0.63)	$0.91
Discontinued operations	—	0.04	0.05

Income (loss) per Common Share — Basic	$0.74	$(0.59)	$0.96

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$0.73	$(0.63)	$0.87
Discontinued operations	—	0.04	0.03

Income (loss) per Common Share Diluted	$0.73	$(0.59)	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss) allocated to common shareholders	$16,703	$(11,409)	$13,874
Adjustments to reconcile net income (loss) allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	19,920	20,135	24,520
Amortization of deferred financing costs	756	1,071	1,789
Amortization of debt premiums	(947)	(606)	(864)
Amortization of acquired lease assets	2,592	251	—
Amortization of acquired lease obligation to revenue	(2,295)	(23)	—
Non-cash compensation costs	1,589	1,467	940
(Gain) loss on sales of assets	(3,221)	256	(9,142)
Provision for asset impairment	—	31,600	—
Bad debt provision	150	—	232
Straight-line rental income	(2,520)	(3,476)	(2,881)
Decrease in investment in direct financing lease	451	354	374
Equity in income from equity method investments	(5,746)	(899)	(1,123)
Distributions from equity method investments	4,685	899	1,123
Income allocated to preferred shareholders and preferred unitholders	11,892	9,034	12,091
Minority interest	4,040	(3,198)	5,395
Cash provided by (used in):
Accounts receivable	(5,126)	634	40
Other assets	(1,455)	(2,207)	1,928
Accounts payable, accrued expenses and other liabilities	(6)	474	(2,911)
Deferred rent revenue	(343)	(807)	1,373

Net cash provided by operating activities	41,119	43,550	46,758

INVESTING ACTIVITIES:
Properties and joint venture interests acquired	(230,229)	(45,234)	(102,493)
Restricted cash	(89)	4,365	1,730
Advances and capital contributions to equity method investments	(18,382)	(6,072)	(8,897)
Distributions from equity method investments in excess of income	11,487	1,042	740
Development and construction in progress expenditures	(31,541)	(10,316)	(25,283)
Capital expenditures and tenant improvements	(7,211)	(3,026)	(3,707)
Payment of leasing commissions	(3,060)	(6,613)	(4,075)
Proceeds from sales of assets, net	14,312	67,893	157,770

Net cash (used in) provided by investing activities	(264,713)	2,039	15,785

FINANCING ACTIVITIES:
Issuances of Common Shares and Convertible Preferred Stock, net of issuance costs	77,317	31,498	122,722
Issuances of Common Shares due to options exercised	682	352	—
Issuances of Redeemable preferred stock, net of issuance costs	66,152	—	—
Dividends paid on Common Shares	(28,477)	(24,851)	(16,781)
Distributions paid on Redeemable and Convertible Preferred Stock and Convertible Preferred Units	(10,871)	(9,193)	(12,742)
Distributions paid on OP Units	(7,206)	(7,958)	(8,866)
Proceeds from mortgage notes payable and other unsecured borrowings	29,994	14,772	34,975
Repayment of mortgage notes payable	(41,576)	(21,510)	(78,952)
Net borrowings (repayments) under Credit Facility	137,900	4,500	(31,928)
Payments of deferred financing costs and costs associated with early debt extinguishment	(1,785)	(283)	(2,819)
Repurchase of Common Shares, OP Units, Preferred Shares and Preferred Units	—	(33,000)	(69,845)

Net cash provided by (used in) financing activities	222,130	(45,673)	(64,236)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,464)	(84)	(1,693)
CASH AND CASH EQUIVALENTS, beginning of year	1,891	1,975	3,668

CASH AND CASH EQUIVALENTS, end of year	$427	$1,891	$1,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$18,475	$22,010	$34,392

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Loans to
						Executives
						and
						Employees
						to		Retained
	Preferred Stock		Common Shares		Additional	Purchase		Earnings/	Other	Total
					Paid-in	Common	Deferred	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	Deficit)	Income	Equity

	(Dollars in thousands)
BALANCES, JANUARY 1, 2001	2,403,871	$3	9,321,296	$9	$182,067	$(3,774)	$—	$(11,446)	$—	$166,859

Net income	—	—	—	—	—	—	—	18,909		18,909
Distributions to preferred stockholders	—	—	—	—	—	—	—	(5,035)	—	(5,035)
Distributions paid ($1.26 per share)	—	—	—	—	—	—	—	(16,781)	—	(16,781)
Common Shares issued, net of $7,753 of issuance costs	—	—	10,375,000	10	122,722	—	—	—	—	122,732
Preferred Stock redeemed for Common Shares	(803,871)	(1)	1,256,048	1	—	—	—	—	—	—
Preferred OP Units redeemed for Common Shares	—	—	1,243,952	1	—	—	—	—	—	1
Common Shares issued for OP Unit conversions	—	—	595,129	1	7,848	—	—	—	—	7,849
Loans to executive officers and employees to purchase Common Shares	—	—	156,256	—	2,004	(2,004)	—	—	—	—
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	—	—	8,431	—	—	—	—	8,431
Amortization of restricted share grants and forgiveness of executive loans	—	—	—	—	—	587	—	—	—	587
Common Shares issued as compensation to trustees	—	—	18,415	—	230	—	—	—	—	230
Repurchase of Common Shares	—	—	(4,568,471)	(4)	(40,799)	—	—	—	—	(40,803)

BALANCES, DECEMBER 31, 2001	1,600,000	$2	18,397,625	$18	$282,503	$(5,191)	$—	$(14,353)	$—	$262,979

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Loans to
						Executives
						and
						Employees		Retained
	Preferred Stock		Common Shares		Additional	to Purchase		Earnings/	Other	Total
					Paid in	Common	Deferred	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	Deficit)	Income	Equity

	(Dollars in thousands)
Net loss	—	—	—	—	—	—	—	(7,960)	—	(7,960)
Distributions to preferred stockholders	—	—	—	—	—	—	—	(3,449)	—	(3,449)
Distributions paid ($1.29 per share)	—	—	—	—	—	—	—	(24,851)	—	(24,851)
Common Shares issued, net of $1,331 of issuance costs	—	—	2,000,000	2	31,498	—	—	—	—	31,500
Common Shares issued for OP Unit conversions	—	—	735,575	1	11,672	—	—	—	—	11,673
Loans to executive officers and employees to purchase Common Shares	—	—	7,503	—	100	(100)	—	—	—	—
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	—	—	(4,728)	—	—	—	—	(4,728)
Amortization of restricted share grants and forgiveness of executive loans	—	—	—	—	—	586	347	—	—	933
Common Shares issued as compensation to trustees	—	—	17,121	—	232	—	—	—	—	232
Repurchase of Common Shares	—	—	(173,423)	—	(2,861)	—	—	—	—	(2,861)
Options exercised	—	—	188,414	—	2,585	—	—	—	—	2,585
Issuances of restricted share grants	—	—	205,288	—	2,755	—	(2,755)	—	—	—
Forfeiture of restricted share grants	—	—	(16,793)	—	(220)	—	220	—	—	—
Repurchase of unvested restricted shares	—	—	(5,701)	—	(80)	—	15	—	—	(65)
Loans from executive officers and employees	—	—	—	—	—	875	—	—	—	875
Repurchase of loans to executive officers	—	—	—	—	—	(691)	—	—	—	(691)
Repurchase of Preferred Shares	(1,000,000)	(1)	—	—	(25,088)	—	—	—	—	(25,089)

BALANCES, DECEMBER 31, 2002	600,000	$1	21,355,609	$21	$298,368	$(4,521)	$(2,173)	$(50,613)	$—	$241,083

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Loans to
						Executives
						and
						Employees		Retained
	Preferred Stock		Common Shares		Additional	to Purchase		Earnings/	Other	Total
					Paid in	Common	Deferred	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Compensation	Deficit)	Income	Equity

	(Dollars in thousands)
Comprehensive income:
Net income	—	—	—	—	—	—	—	23,523	—	23,523
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	—	—	(111)	(111)

Total Comprehensive Income								23,523	(111)	23,412

Distributions to preferred stockholders	—	—	—	—	—	—	—	(6,820)	—	(6,820)
Distributions paid ($1.31 per share)	—	—	—	—	—	—	—	(28,477)	—	(28,477)
Common Shares issued, net of $204 of issuance costs	—	—	4,000,000	4	77,313	—	—	—	—	77,317
Common Shares issued for OP Unit conversions	—	—	575,518	1	10,963	—	—	—	—	10,964
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	—	—	(17,350)	—	—	—	—	(17,350)
Amortization of restricted share grants and forgiveness of executive loans	—	—	—	—	—	839	990	—	—	1,829
Common Shares issued as compensation to trustees	—	—	14,592	—	232	—	—	—	—	232
Options issued as compensation to trustees	—	—	—	—	120	—	—	—	—	120
Options exercised	—	—	43,966	—	602	—	—	—	—	602
Options issued	—	—	—	—	5	—	—	—	—	5
Issuances of restricted share grants	—	—	205,954	—	3,660	—	(3,660)	—	—	—
Repayment of loans from executive officers and employees	—	—	—	—	—	80	—	—	—	80
Preferred Shares issued, net of $675 of issuance costs	2,760,000	3	—	—	66,149	—	—	—	—	66,152
Preferred shares converted to common shares	(100,000)		158,730	—	—	—	—	—	—	—

BALANCES, DECEMBER 31, 2003	3,260,000	$4	26,354,369	$26	$440,062	$(3,602)	$(4,843)	$(62,387)	$(111)	$369,149

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations

      Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) which was organized as a Delaware corporation in 1993 under the name of American Real Estate Investment Corporation (the “Predecessor”). On October 13, 1999, the Company reorganized as a Maryland REIT through the merger of the Predecessor with and into Keystone Property Trust. Simultaneously, the name of its operating partnership, American Real Estate Investment, L.P. was changed to Keystone Operating Partnership, L.P. (the “Operating Partnership”), and the name of its management company was changed to Keystone Realty Services, Inc. (the “Management Company”) from American Real Estate Management, Inc.

      The majority of the Company’s properties are owned by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of December 31, 2003, the Company owned interests in 133 industrial properties and one office property aggregating approximately 30.1 million square feet and an investment in a direct financing lease (the “Properties”), with 26 of the Properties being owned through joint venture entities. The Properties are located in Central and Eastern Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio, Greenville, South Carolina and Southern Florida and had an overall physical occupancy of 92.1% as of December 31, 2003.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The Company consolidates all subsidiaries in which it has a majority of voting control of the operations of the subsidiary. The Company has consolidated the results of Keystone Operating Partnership, L.P. (the “Operating Partnership”), as it owned a majority of the voting interests in this limited partnership (79% and 74% as of December 31, 2003 and December 31, 2002, respectively) and it serves as the sole general partner of the Operating Partnership. Other consolidated subsidiaries are either controlled by the Operating Partnership, as managing member, or are wholly owned by the Company. As general partner of the Operating Partnership, the Company has sole decision making authority over major decisions including but not limited to sales and acquisitions of assets and the Operating Partnership’s financing activities.

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

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

capitalized. Routine maintenance and repairs are charged to expense as incurred. The estimated useful lives of the assets are as follows:

Years

Buildings and improvements	10-35
Land improvements	15
Tenant improvements and intangible leasehold assets	Applicable Lease Term

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $18.3 million, $17.6 million, and $22.3 million, respectively.

      The Company has an investment in a direct financing lease. The net investment in this lease was $35,000 and $486,000 for 2003 and 2002, respectively, which consists of the gross book value of this investment of $35,000 and $525,000, net of unearned income of $0 and $39,000, respectively. The unearned income is amortized over the lease term as annual rent payments are collected in order to produce a constant periodic rate of return on the net investment in this lease.

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 maintains fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. This Statement requires that, subsequent to January 1, 2002, the operations related to properties that have been sold or classified as held for sale be presented as discontinued operations in the statement of operations for all periods presented except for properties in which the Company will have significant continuing involvement.

      In accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”) the Company allocates purchase price for properties to the tangible and identified intangible assets acquired based on fair values. Above-market and below-market in place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid under the in-place leases and the Company’s estimate of the fair market lease rates for the in-place leases measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases. The net amount of amortization to rental income for above and below market leases was $2.3 million and $23,000 for years ended December 31, 2003 and 2002, respectively. The amortization in 2003 included $1.1 million related to a lease which was terminated in 2003. The aggregate value of other intangibles acquired is measured based on the difference between the property valued with in-place leases adjusted to market rates and the property valued as if vacant. Intangible assets associated with the origination and contract value of the in-place leases are amortized over the life of the related lease to amortization expense. The Company allocates purchase price to the intangible assets related to the contract value of the in-place leases which is the value associated with the carrying costs during the expected lease-up periods considering market conditions and the estimates of lost rental revenues at market rates during the expected lease-up periods. This intangible is also amortized over the life of the related leases to amortization expense. The net amount of amortization expense for these lease intangibles was $2.6 million and $251,000 for the years ended December 31, 2003 and 2002, respectively.

      The Company allocates value to tenant relationships, if any, based on the Company’s evaluation of the overall relationship with the respective tenant. The value of tenant relationship intangibles is amortized over

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. Based on the Company’s evaluation, the Company has not allocated any value to the customer relationship intangibles related to property acquisitions since July 1, 2001.

      The Company recorded a $1.4 million provision for asset impairment for one of its New York office properties in the second quarter of 2002. This property was sold in July 2002 for approximately $7.0 million and the $1.4 million charge (see Note 3) was reported in discontinued operations. During the third quarter of 2002, the Company recorded a $30.2 million provision for asset impairment for 19 office properties and 15 industrial properties totaling 3.9 million square feet located in New York, Ohio and Pennsylvania (the “New York Office Portfolio”) which were disposed of during the fourth quarter of 2002. The Company recognized an additional loss of approximately $946,000. The New York Office Portfolio was not reported as discontinued operations due to the Company retaining a preferred equity investment in the entity, which acquired these assets. The Company will report its continuing investment in accordance with the equity method of accounting.

Capitalization Policy

      The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During 2003, 2002 and 2001, the Company capitalized $2.8 million, $4.0 million, and $3.3 million, of interest costs for construction and development in progress, respectively. In 2003, 2002 and 2001, the Company capitalized $2.7 million, $2.5 million and $2.4 million, respectively, of payroll costs for construction and development in progress.

Equity Method Investments

      The equity method of accounting is used to account for the Company’s non-controlling interest in 100% of the non-voting preferred stock of the Management Company, the preferred equity investment in Nocha, LLC, the Company’s 50% non-controlling interest in 5 Points Associates, LLC (“5 Points”), which was formed to develop and own a 813,054 square foot distribution facility in Indianapolis, Indiana, the Company’s 20% non-controlling investment in Keystone New Jersey Associates, LLC, a joint venture with CalEast Industrial Investors LLC (the “CalEast JV”) and the Company’s 20% non-controlling investment in KPJV, LLP, a joint venture with the Mercantile Safe Deposit & Trust Company as Trustee for the AFL-CIO Building Investment Trust (the “BIT JV”).

Cash and Cash Equivalents and Restricted Cash

      For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts in escrow for payment of property taxes, insurance or capital improvements, as required by the Company’s lenders, and amounts held in escrow for 1031 exchange transactions not yet consummated.

Deferred Financing and Leasing Costs

      Deferred financing costs are amortized on a straight-line basis over the life of the related mortgage loans which approximates the effective interest method. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations and was $756,000, $1.1 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Deferred leasing costs associated with the rental of the Company’s properties, are amortized on a straight-line basis over the term of the related leases. Amortization expense for deferred leasing costs was $1.6 million, $2.2 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Fair Value of Financial Instruments

      Fair values of non-real estate assets and payables approximate their carrying amount due to their short-term nature. The estimated fair value of our fixed rate mortgages payable at December 31, 2003 and 2002 was approximately $277.0 million and $201.0 million, respectively. The estimated fair value is based on the borrowing rates available to the Company for fixed rate mortgages payable with similar terms and average maturities. The Company’s variable rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets. Although management is not aware of any factors that would significantly affect these fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Allocations of Income and Losses

      Net income and losses of the Operating Partnership after distributions to preferred unitholders are allocated to the Company and limited partners in accordance with their respective ownership interests in accordance with the terms of the amended and restated limited partnership agreement. The Company’s ownership interest in the Operating Partnership was approximately 79%, 74% and 70% and the limited partners’ ownership interest was approximately 21%, 26% and 30% at December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

      Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance.

Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

      For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

      The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2003, the Company has two forward starting fixed rate swaps with an aggregate notional principal amount of $50 million, which begin in July 2004 and expire in September 2008. The Company will pay a fixed rate of approximately 3.8% plus the interest rate spread over this period and will receive a floating rate equal to the variable interest rate on the Term Loan. The swaps have been designated as hedges of the variability of cash flows relating to forecasted interest payments associated with the borrowings under the Term Loan. At December 31, 2003, this derivative had a fair value of $111,000 included in other liabilities. The change in net unrealized gains/losses of $111,000 in 2003 is also recorded in the statement of changes in shareholders’ equity and comprehensive income. The amount recorded in accumulated other comprehensive income (loss) will be reclassified into earnings over the forecast period. No hedge ineffectiveness was recognized during 2003.

      As of December 31, 2003, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2004, the Company estimates that $508,000 will be reclassified from other comprehensive income/loss to interest expense.

Income Taxes and Other

      The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code as of 1986, as amended (the “Code”) and applicable Treasury Regulations, commencing with its taxable year ended December 31, 1993. The Company believes that it has been organized and operated and will continue to be organized and operate in such a manner as to qualify for taxation as a REIT under the Code.

      A REIT is generally not subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to shareholders as the REIT provisions of the Code generally allow a REIT to deduct dividends paid to its shareholders to the extent it distributes annually at least 90% of its taxable income and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax at regular corporate rates on its taxable income. The Company and certain of its subsidiaries are subject to certain state and local taxes. The provision for these taxes has been reflected in general and administrative expense in the accompanying financial statements. The Management Company is subject to federal, state and local taxes on its income as it is organized as a “C” corporation reporting as a taxable REIT subsidiary.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      A summary of the tax characteristics of the Company’s distributions for the three years ended December 31, 2003, 2002 and 2001 is as follows:

	For the Years Ended December 31,

	2003	2002	2001

Common Share Distributions
Total distributions paid per share	$1.31	$1.29	$1.26
Percent taxable as ordinary income	56.65%	41.89%	59.21%
Percent non-taxable return of capital	34.89%	55.37%	15.60%
Percent taxable as long term capital gain(1)	0.00%	0.21%	4.41%
Percent taxable as unrecaptured Section 1250 gain	8.46%	2.53%	20.78%
Classified as ordinary income-per share	$0.7421	$0.540	$0.746
Classified as return of capital-per share	$0.4570	$0.714	$0.196
Classified as long term capital gain-per share	$0.0000	$0.004	$0.056
Classified as unrecaptured Section 1250 gain-per share	$0.1109	$0.320	$0.262
Preferred Share and Preferred Unit Distributions
Distributions declared (in 000’s)	$11,892	$8,623	$12,092

      The following reconciles net income (loss) allocated to common shareholders to taxable income allocated to common shareholders for the years ended December 31, 2003, 2002 and 2001 (in 000’s):

	2003(2)	2002	2001

Net income (loss) allocated to common shareholders	$16,703	$(11,409)	$13,874
Book/Tax Income Differences
Book depreciation and amortization	17,762	15,050	16,330
Tax depreciation and amortization	(11,942)	(13,859)	(13,227)
Income (loss) from equity method investments	476	84	(282)
Gain (loss) on asset sales	3,172	22,305	(2,840)
Compensation expense	1,254	702	265
Straight line rent income	(1,988)	(2,570)	(1,918)
Preferred Stock distributions	174	163	(888)
Other(3)	(1,216)	3,393	1,562

Taxable income allocated to common shareholders	$24,395	$13,859	$12,876

(1)	The Company reported that 100% of the long-term capital gain for 2001 is a qualified five-year gain.

(2)	Amounts are estimated.

(3)	Primarily due to differences in rental income.

      There are differences in the Company’s bases of assets and liabilities, specifically relating to minority interests, between those used in financial reporting and the tax basis used for annual federal and state income tax returns. The net federal tax basis of the Company’s real estate investments at December 31, 2003 and 2002 was approximately $733.3 million and $479.5 million, respectively.

Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). The Company

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

adopted SFAS 148 and has modified the disclosures for stock-based compensation to reflect the additional requirements of this statement. On January 1, 2003, the Company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” utilizing the prospective transition method for all employee awards granted, modified or settled after January 1, 2003. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to or in excess of the market price of the underlying Common Shares on the date of grant. Awards of stock and restricted stock are expensed as compensation on a current basis over the benefit period. Compensation costs of $122,000 have been recognized in 2003 for the Company’s stock option plans.

      For the periods prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the Company’s Amended and Restated 1993 Omnibus Incentive Plan (the “Plan”) prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying consolidated statements of operations, as all options granted under those plans had an exercise price equal to or in excess of the market price of the underlying Common Shares on the date of grant. For further discussion of stock based compensation, see Note 10 to the Company’s financial statements. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Years Ended December 31,

	2003	2002	2001

Net income (loss) allocated to common shareholders as reported	$16,703	$(11,409)	$13,874
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,238	933	587
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,578)	(1,365)	(918)
Minority interest of Unitholders in Operating Partnership	66	101	93

Pro forma net income (loss) allocated to common shareholders	$16,429	$(11,740)	$13,636

Earnings per share:
Basic — as reported	$0.74	$(0.59)	$0.96
Basic — pro forma	$0.73	$(0.60)	$0.94
Diluted — as reported	$0.73	$(0.59)	$0.90
Diluted — pro forma	$0.72	$(0.60)	$0.89

      The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

	2003	2002	2001

Weighted average risk-free interest rate	5.7%	5.4%	5.8%
Weighted average dividend yield	9.0%	8.7%	9.0%
Weighted average volatility	29.1%	29.2%	29.0%
Weighted average expected option life	6.9 years	5.0 years	7.0 years

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Reclassifications

      Certain amounts in the December 31, 2002 and 2001 consolidated financial statements have been reclassified in order to conform with the presentation in the December 31 2003 consolidated financial statements. The Company has adopted SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” effective January 1, 2003, and reclassified its previously reported extraordinary items related to early debt extinguishment as interest expense.

      The following table summarizes the reclassification of extraordinary items:

	For the Years Ended December 31,

	2003	2002	2001

Interest expense, as previously reported	$19,304	$24,252	$33,373
Extraordinary item, as previously reported	—	863	2,274

Interest expense, as reported	$19,304	$25,115	$35,647

Impact of New Accounting Pronouncements

      During 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. During the third quarter of 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003. FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was originally issued in January 2003. The Company will be required to apply FIN 46R to its variable interests entities (“VIEs”) created after December 31, 2003. FIN 46 is still applicable for all entities created after January 31, 2003. For variable interests in VIEs created before January 31, 2003, FIN 46R will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

      The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. See Note 4 for additional information required by FIN 46R. As the Company continues to evaluate the impact of applying FIN 46R, additional entities may be identified that would need to be consolidated by the Company.

      In July 2003, the SEC clarified its interpretation of EITF Abstract, Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“Topic D-42”) which establishes standards for how to calculate the effect on the calculation of earnings per share for the redemption or induced conversion of preferred stock. In September 2002, the Company redeemed its Series A Convertible Preferred Stock with a liquidation value of $20 million, and $15 million of its Series C Convertible Preferred Stock. This clarification of Topic D-42 was required to be reflected retroactively in the first fiscal period ending after September 15, 2003 by restating the financial statements of prior periods. Accordingly, the Company recorded $411,000 in the third quarter of 2002, as a distribution to preferred shareholders, related to the offering costs for this redeemed convertible preferred stock.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. The impact of adopting SFAS 150 was not material to the Company’s financial statements. Certain of the provisions of SFAS 150 require that the minority interest ownership of consolidated finite-life entities be shown as a liability and at their fair value. On October 29, 2003, these provisions were indefinitely deferred by the Financial Accounting Standards Board for entities created before November 5, 2003. The Company currently has certain non-wholly owned, consolidated finite-life entities however, in the event these provisions were effective, the impact to the Company’s financial statements would not be material as of December 31, 2003.

3.	Acquisitions and Dispositions of Real Estate Investments

2003 Transactions

Acquisitions

      During the year ended December 31, 2003, the Company acquired the following properties (in 000’s, except square footage):

						Intangible Assets

						Value of	Above	Below	Total
		Acquisition	Square		Building and	In-Place	Mkt	Mkt	Purchase	Assumed
Seller/Property	State	Date	Footage	Land	Improvements	Leases	Leases	Leases	Price(1)	Debt

2040 N. Union Road	PA	1/3/2003	507,000	$3,276	$18,574	$911	$—	$350	$22,411	$12,226
Capital Business Centers	PA	2/7/2003	1,600,000	7,130	40,432	2,247	192	2,061	47,940	—
201 Fulling Mill Road	PA	2/26/2003	500,671	3,569	20,333	897	—	957	23,842	14,285
Berger Portfolio	NJ	3/12/2003	1,900,000	16,627	94,256	4,046	1,365	7,325	108,969	—
3500 Industrial Road	PA	11/3/2003	677,548	3,265	18,505	406	28	430	21,774	—
International Corporate Park	FL	11/10/2003	1,732,699	18,462	104,636	2,733	671	2,649	123,853	67,591
700 AirTech Parkway(2)	IN	12/22/2003	799,344	2,218	21,581	479	25	66	24,237	—

Total			7,717,262	$54,547	$318,317	$11,719	$2,281	$13,838	$373,026	$94,102

(1)	Amount includes increase from debt premiums for 201 Fulling Mill Road, 2040 North Union Street and International Corporate Park.

(2)	The property was part of a joint venture with Browning Investments, in which the Company maintained 50% ownership. On December 22, 2003, the Company acquired the building from the joint venture. The costs of the acquired property are allocated to the individual property and intangible assets based on their respective fair values to the extent of outside interests acquired and on a historical cost basis for interests already owned.

      In September 2003, the Company acquired 87 acres of land in Cranbury, New Jersey for approximately $8.2 million on which the Company is constructing a 772,000 square feet distribution facility which will be leased to Home Depot U.S.A., Inc. under a 12-year lease. Construction on this project commenced in September 2003.

Dispositions

      In the fourth quarter of 2002, the Company had negotiated, and its Board of Trustees had approved, the joint venture with the BIT JV. Accordingly, the Company classified these assets as held for sale in accordance with SFAS 144 as of December 31, 2002.

      In February 2003, the Company entered into a joint venture agreement with the AFL-CIO forming the BIT JV, to own industrial warehouse properties. The Company sold six properties and contributed two properties located in New Jersey, Indiana and Pennsylvania consisting of approximately 2.0 million square feet

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

to the joint venture at a price of $90.3 million which resulted in a gain of approximately $3.2 million related to the ownership interests sold by the Company. In addition to its retained 20% equity interest, the Management Company is the exclusive acquisition and management agent of the properties owned by the BIT JV. While the assets sold were classified as held for sale in accordance with SFAS 144 as of December 31, 2002, this disposition did not qualify for discontinued operations accounting treatment as the Company retained a 20% equity investment.

Construction-In-Progress

      During 2002, the Company purchased 26 acres of land in Jersey City, NJ, and commenced construction on two industrial buildings, which are expected to aggregate approximately 522,000 square feet at an expected cost of approximately $33 million. In September 2003, the Company began to develop an approximately 772,000 square foot distribution center for Home Depot USA, Inc. on 87 acres that it acquired at Station Road in Cranbury, NJ. The project costs are estimated to be approximately $40 million. In October 2003, the Company began construction of a 500,000 square foot facility on 37 acres at its Cranbury East site with estimated project costs of $24 million. The Company also owns several industrial facilities located in Pennsylvania which have adjacent land parcels that allow for the expansion of the existing facilities and controls another 215 acres of land in Central Pennsylvania. In the fourth quarter of 2003, the Company signed an agreement for 15 of those acres to be used in a build-to-suit arrangement in Allentown, PA. This property will have a 265,535 square foot facility, of which 211,535 square feet will be leased to KIA Motors America, Inc. At December 31, 2003, approximately $58.7 million is included in development and construction-in-progress related to these construction projects and other development projects.

      The following unaudited pro forma financial information of the Company for the years ended December 31, 2003 and 2002 gives effect to the properties acquired and sold through December 21, 2003 as if these purchases and sales had occurred in January 1, 2002.

	Years Ended
	December 31,

	2003	2002

	(Unaudited)
	(In 000’s, except for per
	share data)
Pro forma total revenue	$107,363	$97,670
Pro forma net income (loss) allocated to Common Shares	$17,302	$(4,733)
Pro forma net income (loss) per Common Share — Basic	$0.77	$(0.22)
Pro forma net income (loss) per Common Share — Diluted	$0.76	$(0.22)

2002 Transactions

Acquisitions

      During 2002, the Company acquired three industrial properties located in Pennsylvania aggregating 1.1 million square feet and 34 acres of land in New Jersey and Pennsylvania for an aggregate purchase price of approximately $44.3 million.

Dispositions

      On December 13, 2002, the Company disposed of its New York office and industrial portfolio and other industrial properties for $178.3 million in a sale to Nocha, LLC and recorded a $31.1 million loss on this transaction. The disposition consisted of 34 properties totaling 3.9 million square feet, which included 19 office properties (1.3 million square feet) and 15 industrial properties (2.6 million square feet). Of the 3.9 million square feet disposed, over 2.5 million square feet consisted of 29 non-core office and industrial properties

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

located in the Albany, Syracuse, and Rochester markets of New York State. Additionally, five other industrial assets were disposed of as part of the portfolio including 433,500 square feet in Central Ohio and 906,062 square feet in Pennsylvania. Total consideration for this disposition was approximately $178.3 million, of which Nocha LLC assumed approximately $106 million of fixed rate mortgage debt with an average interest rate of 7.68%, which included $92 million of conduit financing, and approximately $7.8 million of mortgage debt which was repaid by Nocha, LLC simultaneously with the closing of the sale. The Company also repaid approximately $17.5 million of variable rate debt under the Company’s $125 million unsecured revolving credit facility with the proceeds of the disposition. Approximately $17.2 million of net proceeds were deposited into 1031 exchange cash accounts to fund future acquisitions. The remaining net proceeds were used to pay closing costs of the transaction. The Company retained a $27 million preferred equity investment in the portfolio, which earns an 11% preferred return, and accounts for this investment on the equity method.

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

      As of December 31, 2002, the Company had negotiated, and its Board of Trustees had approved, a joint venture agreement with the AFL-CIO to form the BIT JV. The Company expected to sell six properties and contribute two properties at a fair value of approximately $90.3 million to the BIT JV in 2003. Accordingly, the Company classified these assets as held for sale in the fourth quarter of 2002, in accordance with SFAS 144. These assets are not reported as discontinued operations since the Company retained an equity method investment in the BIT JV. This transaction closed in February 2003.

      The following are the assets and liabilities of properties held for sale as of December 31, 2002 (dollars in thousands):

	December 31, 2003	December 31, 2002

Real estate assets held for sale, at cost	$—	$85,622
Accumulated depreciation assets held for sale	—	4,919

Total real estate held for sale, net	—	80,703

Accounts receivable, net	—	3,216
Other assets	—	2,343

Total other assets held for sale	—	5,559

Total assets held for sale	—	$86,262

Secured debt, including unamortized debt premiums	—	$39,696
Other liabilities		1,117

Total liabilities related to assets held for sale	$—	$40,813

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

	For the Year Ended
	December 31,

	2003	2002	2001

Revenue	$—	$2,898	$3,135
Property operating expenses	—	(331)	(598)
Interest expense	—	(456)	(967)
Depreciation and amortization expense	—	(388)	(581)
Gain on disposition of discontinued operations	—	871	—
Provision for asset impairment	—	(1,400)	—
Minority interest	—	(294)	(331)

Income from discontinued operations	$—	$900	$658

      The following unaudited pro forma financial information of the Company for the years ended December 31, 2002 and 2001 gives effect to the properties acquired and sold through December 31, 2002 as if these purchases and sales had occurred on January 1, 2001.

	Years Ended
	December 31,

	2002	2001

	(In 000’s, except for
	per share data)
Pro forma total revenue	$67,994	$75,005
Pro forma net income allocated to Common Shares	$10,135	$5,531
Pro forma net income per Common Share — Basic	$0.52	$0.38
Pro forma net income per Common Share — Diluted	$0.52	$0.36

2001 Transactions

      During 2001, the Company acquired 14 industrial properties in Pennsylvania, 50 acres of land in New Jersey, and a joint venture partner’s 50% interest in a 796,224 square foot industrial property in Indianapolis, Indiana (see Note 4 to the Company’s financial statements), which aggregated 2.9 million square feet, for an aggregate cash purchase price of $102.5 million, which was funded through $53.6 million of mortgage financing and $48.9 million of cash generated primarily from property sales.

      In 2001, the Company disposed of 27 industrial and office properties located in New Jersey, Pennsylvania, and South Carolina totaling approximately 4.3 million square feet, including seven industrial properties aggregating 2.1 million square feet sold or contributed to the CalEast JV (see Note 4 to the Company’s financial statements), for an aggregate net amount of approximately $269.7 million which resulted in an aggregate gain of $11.0 million and aggregate losses of $1.9 million and a net aggregate gain of $9.1 million. The consideration for these dispositions consisted of $158.0 million in cash payments, $104.6 million in debt which was assumed by the purchasers and, in connection with one of the dispositions during 2001, the Company received as partial consideration a $2.0 million note which accrues interest at 10%, matures in 2004 and is outstanding at December 31, 2003.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.	Equity Method and Other Investments

Keystone Realty Services, Inc.

      The Company accounts for its investments in 100% of the non-voting preferred stock of the Management Company in accordance with the equity method of accounting. The Company is entitled to receive 95% of the amounts paid as dividends by the Management Company. The Management Company is responsible for various activities related to the management, leasing and development of properties owned by third parties (including the CalEast JV and the BIT JV), as well as providing other real estate related services for third parties.

Indianapolis Joint Ventures

      In December 1998, the Company entered into an agreement with Browning Investments, Inc. (“Browning”) to develop 491 acres of land located in AirTech Park outside Indianapolis, Indiana. The terms of the agreement give the Company an option until December 31, 2008 to develop distinct land parcels in AirTech Park through joint ventures in which the Company will have a 50% non-controlling interest. For 60 days following either (a) January 1, 2004 and each January thereafter through and including January 1, 2009, (b) a change in control of the Company; or (c) the date the Company acquires a 50% interest in at least 75% of the AirTech Park land, Browning has an option to put a 50% interest in the remaining undeveloped AirTech land to the Company at a price to be determined in accordance with the option agreement. In June 2001, the Company acquired a 50% interest in 4 Points Associates, LLC, a joint venture with Browning (“4 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 799,344 square feet located in AirTech Park. 4 Points commenced the construction of this facility in June 2001 and construction was completed in the first quarter of 2002. The distribution facility is 100% leased as of December 31, 2003. On December 22, 2003, the Company acquired the distribution facility from 4 Points for a purchase price of approximately $26.4 million. The joint venture received the full consideration of $26.4 million, which was allocated 50% to the Company and 50% to Browning.

      In July 2003, the Company acquired a 50% interest in 5 Points Associates, LLC, a joint venture with Browning (“5 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 813,054 square feet located in AirTech Park. 5 Points obtained a $16.4 million construction loan at a rate equal to LIBOR plus 2% which matures in 2005. The Company has guaranteed 50% of this loan. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only be funded if the borrowing entity defaulted and was not able to cure its default.

Keystone New Jersey Associates, LLC

      In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey, which aggregated approximately 2.1 million square feet, to a joint venture between the Company and CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and the California Public Employees Retirement System) at a value of approximately $103.8 million. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. This joint venture was formed to own, operate and develop industrial property and is 80% owned by CalEast Industrial Investors, LLC and 20% owned by the Company. The Operating Partnership acts as the joint venture’s exclusive acquisition, management and leasing agent. Since its formation in March 2001, this joint venture has acquired industrial properties totaling 1.3 million square feet and 62 acres of land for approximately $63 million, including the acquisition of 230 Brighton Road, a 160,843 square foot industrial property located

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

in New Jersey for a purchase price of approximately $9.1 million in September 2003. The Company has a commitment to fund approximately $6.1 million of additional equity to this joint venture.

Nocha, LLC

      In December 2002, the Company disposed of its New York Office Portfolio for $178.3 million to Nocha, LLC. The Company retained a $27 million preferred equity investment in this entity which earns an 11% preferred return. The Company may be entitled to receive additional amount from the sale of certain assets by this entity.

BIT JV

      In February 2003, the Company sold six properties and contributed two properties located in Indiana, Pennsylvania and New Jersey which aggregated approximately 2.0 million square feet to the BIT JV at a value of approximately $90.3 million. This joint venture was formed to own, operate and develop industrial properties and is 80% owned by AFL-CIO and 20% owned by the Company. The Management Company is the exclusive acquisition and management agent for the joint venture. The venture assumed $20.9 million of mortgage loans on two properties which mature in 2004 and 2013 and bear fixed interest rates of 6.88% and 6.92%, respectively. In March 2003, the joint venture acquired five properties located in Indiana aggregating 1.6 million square feet for approximately $40.4 million. In October 2003, the BIT JV acquired a 822,500 square foot property in Allentown, PA for $34.2 million. The Company has a commitment to fund approximately $2.3 million of additional equity to this joint venture.

      In accordance with FIN 46R, the CalEast JV, 5 Points venture, the Nocha, LLC investment and the Management Company were reviewed to determine if the entities were variable interest entities. The Company owns 20% interest in the CalEast JV and does not have decision-making authority over the venture. Also, the CalEast JV has sufficient amounts of equity to not be considered a variable interest entity. The 5 Points joint venture has sufficient amounts of equity to not be considered a variable interest entity and the Company has a 50% ownership stake in the entity. The Company does not have sole decision-making authority in 5 Points as all major decisions are jointly made by its members. The Company has a $27 million preferred equity investment in Nocha, LLC. The Company does not have control over major decisions related to its operations and the entity is sufficiently capitalized. The Company is continuing its review of the structure of these investments in order to determine whether these investments are variable interest entities which would be required to be consolidated on March 31, 2004. It is likely that the Management Company will be consolidated as a result of FIN 46R in 2004.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following tables summarizes unaudited financial information for the equity method and other investments of the Company as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 (dollars in thousands):

	3 Points	4 Points	5 Points
	Associates,	Associates,	Associates,	Keystone Realty		Keystone New Jersey	Nocha
	LLC(1)	LLC(2)	LLC(3)	Services, Inc.	KPJV, LLP	Associates, LLC(4)	LLC(5)	Total

2003
Balance Sheet
Investment property, net	$—	$—	$14,877	$—	$158,188	$160,220	$183,272	$516,557
Other Assets	—	—	2,084	2,843	10,626	4,690	11,683	31,926

Total Assets	$—	$—	$16,961	$2,843	$168,814	$164,910	$194,955	$548,483
Mortgage Debt	$—	$—	$13,116	$—	$53,389	$75,028	$145,945	$287,478
Other Liabilities	—	—	2,089	352	1,859	2,557	2,930	9,787
Shareholders and members equity	—	—	1,756	2,491	113,566	87,325	46,080	251,218

Total Liabilities and equity	$—	$—	$16,961	$2,843	$168,814	$164,910	$194,955	$548,483
Company’s Ownership %	50%	50%	50%	95%	20%	20%	0%
Company’s Investment at December 31, 2003	$—	$—	$1,636	$5,808	$23,789	$19,175	$27,562	$77,970
2003
Income Statement
Revenue	$—	$2,165	$—	$3,428	$13,738	$19,645	$29,553	$68,529
Expenses:
Operating Expenses	—	349	—	2,926	2,509	4,679	9,359	19,822
Other Expenses	—	8	—	—	7	48	5,177	5,240
Depreciation & Amortization	—	550	1,237	381	3,583	4,321	4,688	14,760
Interest	—	469	4	6	1,517	5,399	10,350	17,745

Total Expenses	$—	$1,376	$1,241	$3,313	$7,616	$14,447	$29,574	$57,567
Net Income (Loss)	$—	$789	$(1,241)	$115	$6,122	$5,198	$(21)	$10,962

Equity in income (losses) from equity method and other investments	$—	$394	$—	$112	$1,224	$1,047	$2,969	$5,746

2002
Balance Sheet
Investment property, net	$—	$19,180	$—	$—	$—	$154,232	$187,748	$361,160
Other Assets	—	—	—	5,985	—	4,483	9,999	20,467

Total Assets	$—	$19,180	$—	$5,985	$—	$158,715	$197,747	$381,627
Mortgage Debt	$—	$16,180	$—	$—		$75,985	$147,726	$239,891
Other Liabilities	—	326	—	462		2,116	1,260	4,164
Shareholders and members equity	—	2,674	—	5,523		80,614	48,761	137,572

Total Liabilities and equity	$—	$19,180	$—	$5,985	$—	$158,715	$197,747	$381,627
Company’s Ownership %	50%	50%	0%	95%	20%	20%	0%
Company’s Investment at December 31, 2002	$—	$2,744	$—	$5,900	$—	$17,826 (3)	$27,154	$53,624

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	3 Points	4 Points	5 Points
	Associates,	Associates,	Associates,	Keystone Realty		Keystone New Jersey	Nocha
	LLC(1)	LLC(2)	LLC(3)	Services, Inc.	KPJV, LLP	Associates, LLC(4)	LLC(5)	Total

2002
Income Statement
Revenue	$—	$764	$—	$2,570	$—	$17,178	$1,550	$22,062
Expenses:
Operating Expenses	—	70	—	2,570	—	3,447	440	6,527
Other Expenses	—	—	—	—	—	44	94	138
Depreciation & Amortization	—	107	—	380	—	3,638	—	4,125
Interest	—	151	—	20	—	5,508	583	6,262

Total Expenses	$—	$328	$—	$2,970	$—	$12,637	$1,117	$17,052
Net Income (Loss)	$—	$436	$—	$(400)	$—	$4,541	$433	$5,010

Equity in income (losses) from equity method and other investments	$—	$218	$—	$(381)	$—	$908	$154	$899

2001
Income Statement
Revenue	$2,270	$—	$—	$3,561	$—	$12,600	$—	$18,431
Expenses:
Operating Expenses	106	—	—	3,197	—	2,452	—	5,755
Other Expenses	—	—	—	—	—	54	—	54
Depreciation & Amortization	448	—	—	225	—	2,539	—	3,212
Interest	700	—	—	169	—	4,319	—	5,188

Total Expenses	$1,254	$—	$—	$3,591	$—	$9,364	$—	$14,209
Net Income (Loss)	$1,016	$—	$—	$(30)	$—	$3,236	$—	$4,222

Equity in income (losses) from equity method investments	$508	$—	$—	$(29)	$—	$644	$—	$1,123

(1)	The Company acquired the property owned by this joint venture in November 2001 and, accordingly, has consolidated the operating results of this asset since that date.

(2)	The Company acquired the property owned by this joint venture in December 2003 and, accordingly, has consolidated the operating results of this asset since that date.

(3)	The Company has a joint and several guarantee of the $16.4 million recourse construction loan of this venture which matures in June 2004.

(4)	The Company’s investment in this venture includes approximately $2.0 million in outside basis which is being amortized over the seven year life of the venture.

(5)	The Company earns an 11% return on a $27 million preferred equity investment.

5.	Indebtedness

Variable Rate Indebtedness

      In March 2003, the Company’s $125 million unsecured revolving credit facility (the “Credit Facility”) was increased to $185 million. Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility, which was originated in December 2001, has a term of three years with a one year extension available at the option of the Company. Interest is calculated based on a grid which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.875%. The interest rate on this facility was 2.88% at December 31, 2003. At December 31, 2003 and 2002, the Company had $135.4 million and $97.5 million, respectively, outstanding on the Credit Facility. The weighted average balance outstanding and weighted average interest rate for the years

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ended December 31, 2003, 2002, and 2001 were $142.7 million, $84.9 million and $85.3 million, and 3.16%, 3.45% and 6.27%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of December 31, 2003.

      In September 2003, the Company obtained a $75 million unsecured term credit facility (the “Term Loan”) which matures in September 2008. Interest is calculated based on a grid which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.75%. Based on the Company’s current leverage, the Term Loan is priced at LIBOR plus 1.75%. The weighted average interest rate for the year ended December 31, 2003 was 2.75%. The Term Loan requires the Company to meet certain financial covenants, which are identical to the Credit Facility covenants.

      The Company has other variable rate loans outstanding aggregating $58.2 million and $33.2 million at December 31, 2003 and 2002 respectively. As of December 31, 2003 and 2002, interest rates on these loans ranged from 2.66% to 3.09%, and 2.87% to 4.50%, respectively. The weighted average interest rates for these loans were 3.01% and 4.17% at December 31, 2003 and 2002, respectively. The maturities for these loans range from October 2004 through April 2005.

Fixed Rate Indebtedness

      Mortgage notes payable of $252.6 million and $186.1 million, excluding debt premiums, encumbered 31 and 21 of the properties at December 31, 2003 and 2002, respectively. At December 31, 2003, interest rates on the mortgage loans ranged from fixed rates of 6.89% to 8.41%. These mortgage notes had weighted average interest rates of 7.77%, 7.66% and 7.75% at December 31, 2003, 2002 and 2001, respectively. The maturities for these notes range from October 2004 through April 2012.

      See Notes 8 and 12 for discussion of the Company’s loan guarantees.

      Maturities of debt, excluding debt premiums as of December 31, 2003, over the next five years are as follows (in 000’s):

	Principal	Amount due at
	Amortization	Maturity	Total

2004	3,841	189,096 (1)	192,937
2005	3,933	36,984	40,917
2006	3,782	12,509	16,291
2007	1,751	103,448	105,199
2008	1,703	97,807	99,510
2009 and thereafter	3,558	62,784	66,342

TOTAL			$521,196

(1)	Includes the Company’s Credit Facility, which has an outstanding balance of approximately $135.4 million at December 31, 2003. The Company has an option to extend the maturity date for an additional year to December 2005.

      The Company has a total net carrying amount of $448.1 million of assets mortgaged, pledged or otherwise collateralized for approximately $310.8 million of debt obligations as of December 31, 2003.

6.     Preferred and Common Share Offerings

      On February 18, 2003, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Shares”) at $25.00 per share. This preferred stock can be redeemed

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

for cash at par at the election of the Company on or after February 19, 2008. These securities have no stated maturity, sinking fund or mandatory redemption requirements and are not convertible into any other securities of the Company. The Company granted the underwriters an over-allotment option to purchase up to an additional 360,000 shares of its Series D Preferred Shares, and this option was exercised in full on February 21, 2003. The shares are traded on the New York Stock Exchange under the symbol “KTRPrD.” The net proceeds of the offering of approximately $67 million were initially used to repay existing indebtedness outstanding under the Credit Facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

      On November 7, 2003, the Company issued 4,000,000 Common Shares at $19.60 per share before the underwriters’ discount. The Company initially used the net proceeds of $77.5 million from this offering to repay certain amounts outstanding under its Credit Facility and to fund the acquisition of the Easton Portfolio.

      In September 2002, the Company sold 2,000,000 Common Shares at a price of $16.415 per share. The Company used the net proceeds of approximately $31.5 million to repurchase all 800,000 shares of its Series A Convertible Preferred Stock, with a $20.0 million liquidation preference, which required a 9.00% preferred dividend, and 200,000 shares of its Series C Convertible Preferred Stock, with a $5.0 million liquidation preference, which required a 9.75% preferred dividend, from AEW Targeted Securities Fund, L.P., and all of its Series B Convertible Preferred Units, with a $7.5 million liquidation preference, which required a 9.50% preferred return, from Hopewell Properties, Inc.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.     Shareholders’ Equity

      The following table summarizes the Company’s Common Share and Convertible Preferred Stock activity in 2003, 2002 and 2001:

		Number of				Net Cash
	Date of	Shares	Number of			Proceeds/
	Issuance/	Convertible	Common		Exercise or	(Repurchase Costs)
Type of Issuance	Repurchase	Preferred Stock	Shares	Share Price	Conversion Price	(in 000’s)

2003 Activity
Common Shares issuance(1)	11/7/2003	—	4,000,000	$19.60	—	$77,317
Preferred Shares issuance(2)	2/18/2003	2,760,000	—	$25.00	—	66,152
Series C Convertible Preferred Stock conversion to Common Shares(3)	10/16/2003	(100,000)	158,730	—	$15.75	—
Stock options exercised	Various	—	43,966	—	$12.31-$16.50	—
Common Shares issued as compensation(4)	1/17/2003	—	14,592	$15.90	—	—
Executive and employee stock issuance(5)	4/15/2003	—	205,954	$15.90	—	—
OP Unit conversions(6)	Various	—	575,518	—	—	—

		2,660,000	4,998,760			143,469

2002 Activity
Common Shares issuance(7)	9/4/2002	—	2,000,000	$16.42	$—	$31,498
Series A Convertible Preferred Stock repurchase(7)	9/9/2002	(800,000)	—	—	—	(20,400)
Series C Convertible Preferred Stock repurchase(7)	9/9/2002	(200,000)	—	—	—	(5,100)
Stock options exercised	Various	—	188,414	—	$10.00-$15.75	—
Common Shares issued as compensation(4)	Various	—	17,121	$11.93-$13.10	—	—
Executive and employee stock issuance(5)	Various	—	212,791	$13.10-$15.39	—	—
Executive and employee stock repurchase/forfeiture(8)	Various	—	(195,917)	—	—	—
OP Unit conversions(6)	Various	—	735,575	—	—	—

		(1,000,000)	2,957,984			$5,998

2001 Activity
Common Shares issuance(9)	9/7/2001	—	375,000	$13.65	$—	$4,851
Common Shares repurchase(9)	9/7/2001	—	(375,000)	$12.75	—	(4,781)
Common Shares issuance(10)	8/27/2001	—	2,500,000	$13.65	—	32,161
Series B Convertible Preferred Stock converted to Common Shares(10)	8/27/2001	(803,871)	1,256,048		$16.00	—
Common Shares repurchase(10)	8/27/2001	—	(2,500,000)	$14.28	—	(35,700)
Common Shares repurchase(11)	5/1/2001	—	(1,693,471)	$11.94	—	(20,220)
Common Shares issuance(11)	4/30/2001	—	7,500,000	$12.20	—	85,710
Common Shares issued as compensation(4)	Various	—	18,415	$13.04-$13.29	—	—
Executive and employee stock issuance(5)	Various	—	156,256	$12.83	—	—
OP Unit conversions(6)	Various	—	1,839,081	—	—	—

		(803,871)	9,076,329			$62,021

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(1)	These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $77.3 million. Net proceeds from this offering were used to repay certain amounts of outstanding under its Credit Facility and to fund the acquisition of 13 properties in Miami, Florida.

(2)	These Preferred Shares were issued in a public offering by the Company for aggregate net proceeds of $66.1 million. Net proceeds from this offering were used to repay existing indebtedness outstanding under the Company’s Credit Facility as well as for general corporate purposes, including funding acquisitions and the Company’s development activities.

(3)	In October 2003, 100,000 of the Company’s Series C Convertible Preferred Shares were converted to 158,730 Common Shares.

(4)	Shares issued to trustees as compensation in lieu of cash for trustee fees.

(5)	As part of the Company’s Omnibus Incentive Plan (Note 10), during 2002 and 2001 the Company issued Common Shares to certain executives and employees in consideration for non-interest bearing and interest bearing notes. In 2003 and 2002, the Company issued Common Shares for restricted stock awards (Note 10).

(6)	Represents Common Shares issued upon conversion of OP Units at the request of the respective unitholders. In 2001, affiliates of Reckson Associates Realty Corp. (“Reckson”) converted 796,129 shares of Series C Convertible Preferred Units to 1,243,952 Common Shares which were simultaneously repurchased along with an additional 1,256,048 Common Shares (as discussed in 10 below).

(7)	These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $31.5 million. Net proceeds from his offering were used to repurchase all of the Company’s 800,000 outstanding shares of its Series A Convertible Preferred Stock, with a $20.0 million liquidation preference, which required a 9.00% preferred dividend, and 200,000 shares of its Series C Convertible Preferred Stock, with a $5.0 million liquidation preference, which required a 9.75% preferred dividend, from AEW Targeted Securities Fund, L.P., and all of its 300,000 Series B Convertible Preferred Units, with a $7.5 million liquidation preference, which required a 9.50% preferred return, from Hopewell Properties, Inc.

(8)	As a result of certain employee terminations, 16,793 Common Shares were forfeited and 179,124 Common Shares were repurchased during 2003 and 2002, respectively.

(9)	These Common Shares were issued as the underwriter of the August 27, 2001 offering (see (10) below) exercised its over-allotment option for 375,000 Common Shares for aggregate net proceeds of $4.8 million. The net proceeds from this offering were used to repurchase 375,000 Common Shares at a cost of $12.75 per share from affiliates of Francesco Galesi, a former trustee of the Company. These shares were obtained as a result of the conversions of OP Units.

(10)	These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $32.2 million. Net proceeds from this offering were used to repurchase 2,500,000 Common Shares from affiliates of Reckson, who converted 803,871 shares of Series B Convertible Preferred Stock into 1,256,048 Common Shares and 796,129 Series C Convertible Preferred Units into 1,243,952 Common Shares. All of these Common Shares were repurchased by the Company for $35.7 million, a discount of 11% from their liquidation value.

(11)	These Common Shares were issued in a public offering by the Company for aggregate net proceeds of $85.7 million. Net proceeds from this offering were used to repurchase 1,693,471 Common Shares and 765,807 OP Units from Crescent Real Estate Equities, Inc. for an aggregate cost of $29.4 million. The remaining proceeds of $56 million were used to repay borrowings under the Company’s $150 million secured revolving credit facility and other debt.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Minority Interest and Convertible Preferred Units

      Minority interest represents interests in the Operating Partnership owned by its limited partners. Income allocated to the minority interest is based on the ownership of the limited partners throughout the year. Pursuant to the amended and restated limited partnership agreement, the limited partners of the Operating Partnership have a conversion right, which enables each limited partner to convert their interests in the Operating Partnership into Common Shares or cash, at the election of the Company, at any time on a one for one basis. The number of shares relating to the conversion right remains stable irrespective of the market price of the Company’s Common Shares. The limited partners, in the aggregate, excluding 2.1 million of Convertible Preferred Units outstanding, could convert their partnership interests in the Operating Partnership into 5.1 million, 5.6 million, and 6.4 million Common Shares as of December 31, 2003, 2002 and 2001, respectively. OP Units totaling 575,518, 735,575 and 595,129, were converted into Common Shares in 2003, 2002 and 2001, respectively.

      The Company has two series of non-voting Convertible Preferred Units outstanding all of which have a liquidation value of $25 per unit. The 1,664,965 Series C Convertible Preferred Units have a conversion price of $16.00 and require a preferred return of 9.75%. The 450,700 Series D Convertible Preferred Units have a conversion price of $16.50 and require a preferred return of 9.0%. The preferential return on the Series C Convertible Preferred Units is subject to increase in the event that the annual distribution on common OP Units exceeds $1.56. On September 20, 2002, the Company redeemed $7.5 million of 300,000 Series B Convertible Preferred Units outstanding, which had a conversion price of $16.50 and required a preferred return of 9.5%. The Series C and Series D Convertible Preferred Units are not redeemable by the Company prior to September 27, 2004 and July 21, 2004, respectively. The redemption price for the Series C Convertible Preferred Units subsequent to September 27, 2004 through September 27, 2009 includes a defined premium as specified in the amended and restated limited partnership agreement.

      In February 2004, the holders of 1,664,965 of the Series C Convertible Preferred Units, 239,555 of the Series D Convertible Preferred Units and 1,076,668 Common OP Units converted these units into Common Shares and sold the Common Shares in a public offering. The Company did not receive any proceeds from this offering. See Note 15 for additional discussion on these conversions.

8.     Related Party Transactions

Transactions Among Officers & Trustees

      The Company had leases with companies in which Francesco Galesi, Michael J. Falcone and Joseph D. Morris, former trustees of the Company, are officers and shareholders. The annual aggregate base rental revenue under these leases was approximately $729,000 and $724,000 for the years ended December 31, 2002 and 2001, respectively.

      The Company incurred costs during 2003, 2002 and 2001 related to construction, capital and tenant improvements of approximately $0, $243,000 and $361,000, respectively, leasing commissions of $54,000, $348,000 and $208,000, respectively, and repairs, maintenance and other costs of $1,000, $282,000 and $315,000, respectively, which were earned by companies in which David F. McBride, the Company’s Chairman and Messrs. Galesi, Falcone and Morris are officers and shareholders.

      Certain limited partners of the Operating Partnership, which include Messrs. Kelter, Falcone and Morris and entities in which these have an ownership interest, have guaranteed mortgage loans aggregating approximately $30 million at December 31, 2003.

      The Management Company has earned $324,000, $566,000 and $738,000 in 2003, 2002 and 2001, respectively, related to management fees, leasing commissions and other fees for an entity that owns an office

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

property located in Philadelphia, PA in which Mr. Kelter, the Company’s President and Chief Executive Officer and trustee, has a general partnership interest.

      Certain executive officers of the Company, including Jeffrey E. Kelter, have an aggregate 11% limited partnership interest in 21 Roadway, LP, a partnership which is 89% owned by the Company.

      The Company was obligated to pay an affiliate of Mr. Morris, a former Trustee of the Company, additional purchase price related to the RMIT transaction in an amount equal to 1.5% of the monthly rent collected from the tenants in the acquired buildings. These payments were required to be made monthly during the period from October 1999 until October 2002. In 2002 and 2001, the Company incurred approximately $334,000, and $444,000, respectively, related to this obligation. The Company had also loaned an affiliate of Mr. Morris $787,000 as part of the closing of the RMIT transaction in 1999. This loan required monthly interest payments at prime plus 1% and had an original maturity date of October 2001. In September 2001, the terms of this loan were amended to provide for forgiveness of a portion of this loan by the Company. During 2001, Morris Realty, L.P. repaid $287,000 of this loan and the remaining principal balance of $500,000 will be forgiven and reduced by approximately $167,000 annually over a three year period.

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

      As discussed in Note 6, in 2001, the Company acquired 375,000 Common Shares from affiliates of Mr. Galesi, a trustee of the Company until June 2002, for an aggregate price of $4.8 million. The Company also repurchased 2.5 million Common Shares from affiliates of Reckson for an aggregate price of $35.7 million. Scott Rechler, a former trustee of the Company, is Co-Chief Executive Officer of Reckson.

      The Company and affiliates of Mr. Galesi, each guarantee $2 million of an $11.8 million mortgage loan related to two office properties which were sold to Nocha, LLC in 2002.

      In 2002, in a transaction that was approved by the shareholders of the Company at the Company’s 2002 annual meeting of shareholders, the Company received 390,735 OP Units from an affiliate of Mr. McBride, in exchange for the issuance of 390,735 Common Shares to him and certain members of his family in a transaction intended to qualify as a reorganization under Section 368(a) of the Code. Pursuant to the contribution agreement for the transaction, Mr. McBride and certain affiliates and family members released the Company from certain contractual commitments relating to the requirement for the Company to reinvest proceeds from any sale of certain of the Company’s properties in accordance with Section 1031 of the Code.

      As further discussed in Notes 10 and 12, certain executives and other employees have recourse loans from the Company related to Common Share issuances and purchases from the Company.

      The Company is a co-defendant in an action entitled “McBride Corporate Real Estate v. Keystone Properties Trust, Kushner Companies and CK Bergen Associates, L.L.C.”, filed in 2003 in the Superior Court of Bergen County, New Jersey. David F. McBride, the Company’s Chairman, is an officer and shareholder of the plaintiff. In the complaint, the plaintiff alleges that it is entitled to payment of approximately $665,000 in leasing commissions under a brokerage agreement (the “McBride Commission Agreement”) relating to an office lease at a property in Oakland, New Jersey. The plaintiff is seeking, among other things, compensatory damages, consequential damages, interest and equitable relief. The Company believes that the claim is without merit for the reasons set forth below. The plaintiff alleges that the breach of contract occurred in October 2002, when a commission of approximately $320,000 became due and payable under the McBride Commission Agreement. The Company sold the property in question in November 2001 (i.e., 11 months prior to the commission due date) to an affiliate of the other defendants in the action. The agreement of sale

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

between the Company and the purchaser specifically provided that the purchaser would be responsible for payment of all leasing commissions under the McBride Commission Agreement which became due and payable after the closing date. Accordingly, the Company intends to pursue a claim against the co-defendants and otherwise vigorously defend this action.

      Through the Operating Partnership’s 100% ownership of the preferred stock of the Management Company, the Operating Partnership is entitled to receive 95% of the amounts paid as dividends by the Management Company. The remaining amounts paid as dividends by the Management Company are paid to the holders of common stock of the Management Company. Mr. Kelter, another investor in the Company and Mr. McBride and certain members of his family own 40%, 30% and 30%, respectively, of the common stock of the Management Company. No dividends were paid by the Management Company in 2003, 2002 or 2001.

      The Management Company, an affiliate of the Company, receives management fees and other fee compensation for services provided to the CalEast JV and the BIT JV. In 2003, 2002 and 2001, the Company received approximately $814,000, $157,000 and $240,000, respectively in fees as a result of services provided to the CalEast JV and BIT JV for acquisition services.

      An aggregate of 50,128 common shares were issued in 2003, 2002 and 2001 to our non-employee trustees, as compensation for their service as trustees, in lieu of cash fees.

      The Company has $269,000 in receivables for insurance premiums due from affiliates at December 31, 2003.

9.     Operating Leases and Other Tenant Matters

      The Company’s properties are leased to tenants generally under operating leases with expiration dates extending through 2019. As of December 31, 2003, future minimum rentals under 133 noncancellable operating leases, excluding tenant reimbursements of operating expenses, are as follows:

(In 000’s)

2004	$79,258
2005	$64,730
2006	$52,465
2007	$43,316
2008	$32,906
Thereafter	$82,298

      The revenue resulting from straight-line rental income adjustments for the years ended December 31, 2003, 2002, and 2001 was $2.5 million, $3.5 million, and $2.9 million, respectively. No tenant represented more than 10% of the minimum rental revenues for 2003, 2002, and 2001. At December 31, 2003, no single tenant exceeds 6% of the Company’s annualized base rent.

10.     Stock Based Compensation Arrangements

Stock Options, Restricted Stock Awards, and Stock Loans

      The Company’s Omnibus Incentive Plan (the “Plan”), as amended in 1998, has authorized the grant of compensatory awards to employees consisting of stock options, stock awards, stock appreciation rights and other stock-based awards representing up to 10% of the combined number of Common Shares and OP Units of the Operating Partnership. Incentive stock options are to be granted at not less than the fair market value of the Company’s stock on the date of the grant and the term cannot exceed ten years. The vesting period of each grant varies and is determined at the date of grant. Any award issued under the plans which is forfeited,

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

expires or terminates prior to vesting or exercise is available for future award under the plans. The Company has not made any modifications to these awards that would alter the accounting treatment for the awards.

      In connection with the Plan, the Company issued 7,503 and 156,256 Common Shares to certain executives and employees in consideration for recourse interest bearing and non-interest bearing notes aggregating $100,000 and $2.0 million in (prior to July 30, 2002) 2002 and 2001, respectively. These notes mature at various dates ranging from 2009 to 2012. These Common Shares carry dividend and voting rights and also secure the notes. The Company has the ability and intent to fully enforce the collection of these notes under the recourse provisions. These notes will be forgiven annually over a period ranging from five to nine years beginning in 2003 only in the event the respective individual is still an employee of the Company at the end of each respective year. In 1998, an officer of the Company was issued a $392,000 non-interest bearing recourse note which the executive used to acquire 25,000 Common Shares. Under the terms of his employment agreement, $33,333 of this note was forgiven annually over a three year period and in 2002, the officer repaid the outstanding balance of this note upon leaving the employment of the Company. These notes have been reflected in the accompanying financial statements as a reduction in shareholders’ equity. The Company records compensation expense related to the forgiveness provisions of these notes on a straight line basis over the related loan term. The Company has recorded approximately $498,000, $603,000 and $710,000 as compensation expense for these notes in 2003, 2002 and 2001, respectively.

      In 2003 and 2002, the Company granted a total of 205,954 and 205,288, respectively, restricted Common Shares to certain executives and employees under the Plan. These shares carry dividend and voting rights and vest over a five to seven year period. The shares issued under this Plan were recorded at their fair market value on the date of grant with a corresponding total charge of approximately $6.4 million to shareholders’ equity, which was recorded as unearned compensation. The unearned portion is being amortized to compensation expense over the vesting period. During 2003 and 2002, the Company amortized $1.0 million and $347,000, respectively of compensation expense relating to these restricted shares.

      In 1994, the Company adopted and authorized the Non-Employee Stock Option Plan (the “Non-Employee Plan”) and 300,000 shares were authorized thereunder in the form of non-qualified stock options and restricted shares for issuance to certain trustees or consultants. The Non-Employee Plan was amended and restated in 2003 and adopted by the Company’s shareholders at the 2003 Annual Meeting. The exercise price for each option granted under the Non-Employee Plan cannot be less than the fair market value of the Company’s Common Shares underlying the option at the date of grant. The term of each option is ten years and each option is exercisable upon the date of grant, provided that the option holder remains a trustee or consultant to the Company during the exercise period. For further information regarding stock based compensation, see Note 2 to the Company’s financial statements.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table summarizes the activity and balance outstanding for each plan for 2003, 2002, and 2001:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Omnibus Incentive Plan
Outstanding, beginning of year	1,140,373	$13.83	1,303,387	$13.84	563,750	$15.19
Granted	24,000	17.03	35,000	13.50	750,137	12.83
Exercised	(33,966)	14.10	(172,614)	14.06	—	—
Forfeited	(19,674)	14.55	(25,400)	13.86	(10,500)	14.50

Outstanding, end of year	1,110,733	$13.83	1,140,373	$13.83	1,303,387	$13.84

Weighted-average fair value of options granted during the year		$1.75		$1.73		$1.52

Non-Employee Plan
Outstanding, beginning of year	10,000	$12.54	25,800	$10.98	15,800	$10.00
Granted	60,000	14.38	—	—	20,000	12.54
Exercised	(10,000)	12.31	(15,800)	10.00	—	—
Forfeited	—		—	—	(10,000)	12.54

Outstanding, end of year	60,000	$14.41	10,000	$12.54	25,800	$10.98

Weighted-average fair value of options granted during the year		$2.27		$—		$1.52

Total options outstanding and weighted average exercise price for all plans	1,170,733	$13.90	1,150,373	$13.79	1,329,187	$13.78

      The following table summarizes information about stock options outstanding at December 31, 2003:

Omnibus Incentive Plan

	Options Outstanding			Options Exercisable

Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	12/31/03	Life	Price	12/31/03	Price

$12.83-$17.03	1,110,733	6.3	$13.83	866,461	$14.03

Non-Employee Plan

	Options Outstanding			Options Exercisable

Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Price	12/31/03	Life	Price	12/31/03	Price

$12.31-$15.79	50,000	7.9	$13.58	50,000	$13.58
$18.58	10,000	9.4	$18.58	10,000	$18.58

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The table below summarizes information about stock options exercisable at December 31 for each of the past three years:

	Number of	Weighted Average	Range of
Year	Options	Exercise Price	Exercise Prices

December 31, 2001	549,883	$14.72	$12.83-$16.50
December 21, 2002	714,624	$14.34	$12.83-$16.50
December 31, 2003	926,461	$14.76	$12.31-$18.58

11.     Earnings Per Share

      The Company discloses earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS No. 128”). It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS.

      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Years Ended December 31,

	2003		2002		2001

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Loss (income) from continuing operations	$23,523	$23,523	$(8,860)	$(8,860)	$18,251	$18,251
Income from discontinued operations	—	—	900	900	658	658
Dividends on unvested restricted shares	(325)	(325)	—	—	—	—
Income allocated to preferred shareholders	(6,820)	(6,820)	(3,449)	(3,449)	(5,035)	(5,035)
Minority interest of Unitholders in Operating Partnership	—	4,040	—	—	—	5,393
Net (loss) income allocated to common shareholders	$16,378	$20,418	$(11,409)	$(11,409)	$13,874	$19,267

Weighted average number of common shares outstanding	22,204,857	22,204,857	19,467,656	19,467,656	14,518,099	14,518,099
Weighted average OP Units outstanding	—	5,445,701	—	—	—	6,888,858
Options and warrants outstanding	—	292,543	—	—	—	3,066
Total weighted average shares outstanding	22,204,857	27,943,101	19,467,656	19,467,656	14,518,099	21,410,023

Earnings (loss) per Common Share:
Continuing operations	$0.74	$0.73	$(0.63)	$(0.63)	$0.91	$0.85
Discontinued operations	—	—	0.04	0.04	0.05	0.05
Earnings (loss) per share	$0.74	$0.73	$(0.59)	$(0.59)	$0.96	$0.90

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     The Company’s weighted average stock equivalents consisted of the following:

	2003	2002	2001

Options and warrants	292,543	—	3,066
OP Units	5,445,701	—	6,888,858

	5,738,244	—	6,891,924

12.     Commitments and Contingencies

      As of December 31, 2003, three executive officers of the Company have employment agreements that provide for aggregate initial base compensation of $880,000 subject to increases as approved by the Compensation Committee, among other incentive compensation.

      The Company had $17.7 million and $2.8 million in outstanding letters of credit at December 31, 2003 and 2002, respectively. Approximately $17.6 million and $2.7 million of the letters of credit obligations outstanding at December 31, 2003 and 2002, respectively, secure existing debt obligations of the Company.

      As discussed in Note 5, the Company has guaranteed approximately $58.1 million of outstanding construction loans of consolidated subsidiaries as of December 31, 2003. The maximum borrowing amount of these loans aggregate $74.9 million as of December 31, 2003.

      As discussed in Note 4, the Company has guaranteed 50% of a $16.4 million recourse construction loan, which matures in June 2004, outstanding to the 5 Points joint venture. In addition, the Company has guaranteed a $3.2 million land development loan made to a Browning affiliate related to the development of AirTech Park.

      As discussed in Note 7, the Company guarantees $2 million of an $11.8 million mortgage loan related to two office properties, which were sold to Nocha, LLC in 2002 as part of the sale of the New York Office Portfolio.

      The Company has leases for office space, which require aggregate monthly payments of approximately $51,000, under leases, which expire between August 2003 and April 2007. Additionally, the Company has various ground lease commitments for certain of the properties in its portfolio. Future minimum lease payments under these non-cancelable operating leases are payable as follows:

(In 000’s)

2004	652
2005	346
2006	347
2007	207
2008	138
Thereafter	3,559

Total	$5,249

      Rental expense for the above operating leases during 2003, 2002 and 2001 was $764,000, $906,000, and $963,000, respectively.

      The Company has contractual commitments, with expiration dates ranging from 2004 to 2007, with certain limited partners of the Operating Partnership not to sell certain real estate assets, which aggregated approximately $276 million of gross book value at December 31, 2003 in taxable transactions, which include $110 million of gross book value related to contractual commitments which expire in 2004. As a result of the

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

selling shareholder offering in February 2004 (see Note 15), the Company’s commitments decreased to $80 million of gross book value including $30 million that expire in 2004. Accordingly, if sold, the proceeds from the sales of the assets subject to these commitments will need to be reinvested by the Company in other real estate assets through the utilization of Section 1031 exchange transactions in accordance with the Code.

Litigation

      In the normal course of business, the Company is involved in legal actions relating to the ownership and operation of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Environmental Matters

      All of the Company’s properties in its portfolio have been subject to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.

13.     Interim Results (Unaudited)

      The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002. The amounts presented below have been restated for discontinued operations identified by the Company related to 2002 (dollars in 000’s, except per share amounts):

	2003

	Three Month Period Ended

	March 31	June 30	September 30	December 31

Revenue	$19,331	$22,605	$22,632	$26,984
Income before income from equity method investments, gains (losses) on sales of assets and interest expense	9,247	10,453	11,021	12,251
Equity in income from equity method investments	1,233	1,631	1,621	1,260
Interest expense	(4,238)	(4,972)	(4,736)	(5,267)
Gains on sales of assets	3,221	—	—	—
Distributions to preferred unitholders	(1,268)	(1,268)	(1,268)	(1,268)
Minority interest of unitholders in Operating Partnership	(1,439)	(780)	(945)	(877)

Net income	6,666	5,064	5,693	6,099

Income allocated to preferred shareholders	(1,061)	(1,979)	(1,940)	(1,840)

Net income available to common shareholders	$5,605	$3,085	$3,753	$4,259

Basic earnings per Common Share	$0.26	$0.14	$0.17	$0.16

Diluted earnings per Common Share	$0.26	$0.14	$0.17	$0.16

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2002

	Three Month Period Ended

	March 31(1)	June 30(1)	September 30	December 31

Revenue	$23,615	$24,722	$24,942	$23,222
Income before income from equity method investments and gains (losses) on sales of assets	6,215	7,087	6,164	5,053
Equity in income from equity method investments	62	255	266	316
Provision for asset impairment	—	—	(30,200)	—
(Losses) gains on sales of assets	(425)	—	—	(697)
Distributions to preferred unitholders	(1,447)	(1,446)	(1,424)	(1,268)
Minority interest of unitholders in Operating Partnership	(845)	(1,260)	6,092	(495)
Discontinued operations, net of minority interest	1,080	(902)	722	—

Net income (loss)	4,462	3,734	(18,380)	2,224
Income (loss) allocated to preferred shareholders	(938)	(937)	(1,209)	(365)

Net income (loss) available to common shareholders	$3,524	$2,797	$(19,589)	$1,859

Basic earnings (loss) per Common Share	$0.19	$0.15	$(1.01)	$0.09

Diluted earnings (loss) per Common Share	$0.19	$0.15	$(1.01)	$0.09

(1)	For the first two quarters of 2002, the interim results related to discontinued operations have been adjusted as shown below.

	2002

	Three Month
	Period Ended

	March 31	June 30

Revenue	$(1,904)	$(766)
Income before gains (losses) from equity method investments and gains on sales of assets	(1,449)	1,212
Minority interest of unitholders in Operating Partnership	369	(310)
Discontinued operations, net of minority interest	1,080	(902)

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

14.     Segments

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

				Property Level
	Real Estate Related Revenues			Net Operating Income(1)
	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

New Jersey	$32,675	$18,229	$25,827	$26,562	$15,041	$21,684
Pennsylvania	39,135	27,141	22,513	33,022	23,445	19,791
Indiana	2,693	10,021	9,270	2,406	9,651	9,269
Florida	2,005	—	—	1,580	—	—
South Carolina	7,215	7,753	7,199	6,266	6,845	6,310
Other	7,829	36,255	44,896	7,097	26,359	31,977

Total	$91,552	$99,399	$109,705	$76,933	$81,341	$89,031

Discontinued Operations	—	(2,898)	(3,135)	—	(2,568)	(681)

Total Less Discontinued Operations	$91,552	$96,501	$106,570	$76,933	$78,773	$88,350

				Depreciation and
				Amortization Expense
	Investment in Real Estate, at Cost			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

New Jersey	$341,468	$209,241	$188,473	$7,697	$4,330	$6,783
Pennsylvania	328,236	229,780	237,781	9,683	5,885	4,650
Indiana	50,396	84,048	88,207	910	2,563	1,769
Florida	123,447	—	—	503	—	—
South Carolina	64,334	63,783	64,759	1,921	2,046	1,883
Other	43,677	42,551	238,405	1,798	5,544	9,435

Total	$951,558	$629,403	$817,625	$22,512	$20,368	$24,520

Discontinued Operations				—	(390)	(582)

Total Less Discontinued Operations				$22,512	$19,978	$23,938

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Capital Expenditures			Physical Occupancy
	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

New Jersey	$3,682	$1,057	$1,002	94.0%	94.9%	99.2%
Pennsylvania	2,565	1,424	841	91.4%	92.7%	95.1%
Indiana	148	14	—	98.7%	93.7%	100.0%
Florida	—	—	—	97.4%	N/A	N/A
South Carolina	612	216	298	74.8%	85.8%	88.7%
Other	204	2,622	1,566	91.0%	98.0%	85.6%

Total	$7,211	$5,333	$3,707	92.1%	93.0%	93.9%

Reconciliation of NOI to Net Income	2003	2002	2001

Segment property level net operating income	$76,933	$78,773	$88,350
Depreciation and amortization expense	(22,512)	(19,978)	(23,938)
General and administrative expense	(11,449)	(10,024)	(8,660)
Interest expense	(19,304)	(25,115)	(35,647)
Provision for asset impairment	—	(30,200)
Equity in income from equity method investments	5,746	899	1,123
Gains (losses) on sales of assets	3,221	(1,122)	9,142
Distributions to preferred unitholders	(5,072)	(5,585)	(7,057)
Minority interest of unitholders in Operating Partnership	(4,040)	3,492	(5,062)
Income from discontinued operations	—	323	989
Gain on disposition of discontinued operations	—	871	—
Minority interest from discontinued operations	—	(294)	(331)
Income allocated to preferred shareholders	(6,820)	(3,449)	(5,035)

Net Income allocated to common shareholders	$16,703	$(11,409)	$13,874

(1)	Property level net operating income equals total revenue less property operating expenses and real estate taxes. Management believes that NOI measures are useful disclosure as non-GAAP performance measurements as the Company believes these measurements describe the unleveraged performance of the Properties. Accordingly, the Company believes NOI provides investors with useful supplemental information about a specific property’s operating performance because it excludes real estate depreciation and amortization, interest expense and costs not associated with the operation of the property. However, NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of operating performance or an alternative to cash flow from operating activities as a measure of liquidity.

15.     Subsequent Events

      In January 2004, the Company declared a dividend of $0.33 per Common Share for the fourth quarter of 2003, which was paid on January 30, 2004 to all shareholders of record on January 16, 2004. In January 2004, the Company declared a dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the fourth quarter of 2003, which was paid on January 30, 2004 to shareholders of record on January 16, 2004.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In February 2004, the Company sold two properties located in Indiana and South Carolina totaling 183,000 square feet for approximately $5.7 million, excluding closing costs.

      In February 2004, the Company issued 4,041,137 Common Shares as unitholders of the Operating Partnership converted 1,664,965 Series C Convertible Preferred OP Units, 239,555 Series D Convertible Preferred OP Units and 1,076,668 common OP Units into Common Shares. This issuance involved OP Units held by Michael J. Falcone, Robert Morris, Joseph D. Morris and certain of their respective affiliates. The 4,041,137 Common Shares were subsequently sold by such shareholders in a public offering. The Company did not receive any proceeds from this offering.

SCHEDULE II:

KEYSTONE PROPERTY TRUST

Valuation and Qualifying Accounts

As of December 31, 2003
(in 000’s)

		Charges to
	Beginning	Costs and			Ending
Description	Balance	Expenses	Recoveries	Deductions	Balance

For year ended December 31, 2003:
Allowance for doubtful accounts	$471	$150	$—	$—	$621
For year ended December 31, 2002:
Allowance for doubtful accounts	$482	$—	$—	$11	$471
For year ended December 31, 2001:
Allowance for doubtful accounts	$250	$232	$—	$—	$482

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003
(in 000’s)

						Costs
						Capitalized
						Subsequent
						to
			Initial Costs			Acquisition
	Location	(a)			Transfers/	or
Name	(City/State)	Encumbrance	Land	Buildings	Reserves	Completion

1440 Sheffler Drive	Chambersburg, PA	$—	$2,253	$10,116	$—	$696
1465 Nitterhouse Drive	Chambersburg, PA	—	3,191	11,944	—	666
221 South 10th Street	Lemoyne, PA	18,229	4,498	25,486	—	316
21 Roadway Drive	Harrisburg, PA	15,125	2,332	13,217	—	5,773
420 Salem Church Road	Mechanicsburg, PA	9,671	1,854	10,537	—	23
75 Pleasant View Drive	Mechanicsburg, PA	—	641	3,643	—	12
811 Spangler Road	Camp Hill, PA	—	531	3,026	—	43
2404 Gettysburg Road	Camp Hill, PA	—	892	2,796	—	147
2410 Gettysburg Road	Camp Hill, PA	—	297	932	—	61
2400 Gettysburg Road	Camp Hill, PA	—	162	508	—	86
7663 Industrial Boulevard	Allentown, PA	—	272	1,535	—	846
6813 Ruppsville Road	Allentown, PA	—	274	1,554	—	63
7542 Morris Court	Allentown, PA	—	1,001	5,673	—	—
7584 Morris Court	Allentown, PA	—	415	2,353	—	148
7529 Morris Court	Allentown, PA	—	1,945	12,070	—	13
7220 Schantz Court	Allentown, PA	—	332	1,885	—	39
7485 Industrial Boulevard	Allentown, PA	—	1,030	5,836	—	19
355 Independence Avenue	Upper Allentown, PA	—	1,514	8,579	—	20
80 South Middlesex Road	Middlesex, PA	—	2,788	15,798	—	36
201 Fulling Mill Road	Middletown, PA	13,976	3,569	20,222	—	106
301-305 Oak Street	Pittston, PA	—	1,208	6,845	—	52
400 First Street	Middletown, PA	—	640	3,625	—	139
400 First Street (Expansion)	Middletown, PA	—	1,365	7,732	—	36
401 First Street	Middletown, PA	—	1,882	10,664	—	51
500 Industrial Lane	Middletown, PA	—	442	2,505	—	24
300 Hunter Lane	Middletown, PA	—	1,647	9,336	—	56
600 Hunter Lane	Middletown, PA	—	1,098	6,224	—	48
2040 North Union Street	Middletown, PA	11,964	3,276	18,562	—	17
3500 Industrial Road	Harrisburg, PA	—	3,265	18,499	—	56
1091 Arnold Road	Reading, PA	—	768	3,206	—	129
1157 Arnold Road	Reading, PA	—	1,152	4,750	—	114
100 Oakhill Road	Mountaintop, PA	—	546	2,274	—	4
1 Philips Drive	Mountaintop, PA	7,023	2,213	8,855	—	53
4900 Ritter Road	Mechanicsburg, PA	—	1,226	3,810	(540)	909

Subtotal Pennsylvania		$75,988	$50,519	$264,597	$(540)	$10,801

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at Close
	of Period

				Accumulated		Year
		Buildings and		Depreciation at	Year	Built/	Depreciable
Name	Land	Improvements	Total	12/31/03	Acquired	Renovated	Year(s)

1440 Sheffler Drive	$2,253	$10,811	$13,064	$(1,577)	Oct-98	1996	(c)
1465 Nitterhouse Drive	3,191	12,610	15,801	(1,901)	Oct-98	1995	(c)
221 South 10th Street	4,518	25,783	30,301	(3,061)	Oct-99	1955, 96, 97	(c)
21 Roadway Drive	3,024	18,297	21,321	(1,764)	Dec-99	1988	(c)
420 Salem Church Road	1,854	10,560	12,414	(904)	Jan-01	1973, 75	(c)
75 Pleasant View Drive	641	3,654	4,295	(304)	Feb-01	1977	(c)
811 Spangler Road	531	3,069	3,600	(239)	Mar-01	1968	(c)
2404 Gettysburg Road	923	2,912	3,835	(484)	Mar-98	1950, 60, 93	(c)
2410 Gettysburg Road	248	1,042	1,290	(142)	Mar-98	1960	(c)
2400 Gettysburg Road	180	577	757	(104)	Mar-98	1975	(c)
7663 Industrial Boulevard	272	2,382	2,654	(146)	Dec-01	1988	(c)
6813 Ruppsville Road	274	1,617	1,891	(92)	Dec-01	1984	(c)
7542 Morris Court	1,001	5,673	6,674	(324)	Dec-01	1997	(c)
7584 Morris Court	415	2,501	2,916	(174)	Dec-01	1990	(c)
7529 Morris Court	1,945	12,083	14,028	(688)	Dec-01	1998	(c)
7220 Schantz Court	332	1,923	2,255	(109)	Dec-01	1995	(c)
7485 Industrial Boulevard	1,030	5,855	6,885	(334)	Dec-01	1990	(c)
355 Independence Avenue	1,514	8,600	10,114	(288)	Nov-02	1999	(c)
80 South Middlesex Road	2,788	15,834	18,622	(491)	Dec-02	2001	(c)
201 Fulling Mill Road	3,569	20,328	23,897	(502)	Feb-03	2000	(c)
301-305 Oak Street	1,208	6,897	8,105	(218)	Dec-02	1990,92,96	(c)
400 First Street	640	3,764	4,404	(87)	Feb-03	1959, 1998	(c)
400 First Street (Expansion)	1,365	7,768	9,133	(183)	Feb-03	1998	(c)
401 First Street	1,882	10,714	12,596	(252)	Feb-03	1963, 1996	(c)
500 Industrial Lane	442	2,529	2,971	(60)	Feb-03	1970n 1996	(c)
300 Hunter Lane	1,647	9,392	11,039	(225)	Feb-03	1996	(c)
600 Hunter Lane	1,098	6,272	7,370	(149)	Feb-03	1996	(c)
2040 North Union Street	3,276	18,579	21,855	(506)	Jan-03	1997	(c)
3500 Industrial Road	3,265	18,555	21,820	(88)	Nov-03	1970	(c)
1091 Arnold Road	768	3,335	4,103	(565)	Dec-97	1996	(c)
1157 Arnold Road	1,152	4,864	6,016	(828)	Dec-97	1995	(c)
100 Oakhill Road	546	2,278	2,824	(375)	Dec-97	1996	(c)
1 Philips Drive	2,213	8,908	11,121	(1,521)	Jan-98	1990-91, 94	(c)
4900 Ritter Road	1,226	4,178	5,404	(1,041)	Jul-98	1988	(c)

Subtotal Pennsylvania	$51,231	$274,144	$325,375	$(19,726)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003
(in 000’s)

							Costs Capitalized
				Initial Costs			Subsequent to
	Location	(a)				Transfers/	Acquisition or
Name	(City/State)	Encumbrance		Land	Buildings	Reserves	Completion

2 Volvo Drive	Rockleigh, NJ	(d	)	$994	$4,192	$—	$157
21 Cranbury Road	Cranbury, NJ	27,082		5,856	31,688	72	725
24 Abeel Road	Cranbury, NJ	—		292	1,435	3	10
301-321 Herrod Boulevard	S. Brunswick, NJ	16,346		3,777	21,376	47	172
400 Cabot	Hamilton Twp., NJ	18,215		3,468	19,653	44	102
Four Applegate	Washington Twp., NJ	9,510		2,243	12,713	30	25
5 Henderson Drive	West Caldwell, NJ	(d	)	1,684	9,545	22	861
30 Stults Road	S. Brunswick, NJ	2,548		395	2,469	7	651
257 Prospect Plains Road	Cranbury, NJ	16,000		3,609	20,811	—	1,221
283 Prospect Plains Road	Cranbury, NJ	—		4,627	17,976	—	814
585 Industrial Road	Carlstadt, NJ	—		413	2,338	—	111
1120 Route 22 East	Bridgewater, NJ	—		4,612	26,136	—	492
25 Eastmans Road	Hanover, NJ	—		584	3,310	—	88
55 Webro Road	Clifton, NJ	—		541	3,067	—	195
One Apollo Drive	Whippany, NJ	—		1,353	7,667	—	159
110 Triangle Boulevard	Carlstadt, NJ	—		351	1,991	—	16
121 Fieldcrest Avenue	Edison, NJ	—		764	4,327	—	83
200 Middlesex Avenue	carteret, NJ	—		2,925	16,574	—	84
203 Kuller Road	Clifton, NJ	—		3,372	19,108	—	270
16 Thornton Road	Oakland, NJ	—		446	2,530	—	9
191 Talmadge Road	Edison, NJ	—		828	4,690	—	290
587 Industrial Road	Carlstadt, NJ	—		437	2,478	—	132

Subtotal New Jersey		$89,701		$43,571	$236,074	$225	$6,667

6402 Corporate Drive	Indianapolis, IN	$3,315		$1,250	$7,424	$—	$46
8677 Logo Court	Indianapolis, IN	—		2,547	15,109	—	204
700 Airtech Parkway		—		2,218	20,344	—	1,236

Subtotal Indiana		$3,315		$6,015	$42,877	$—	$1,486

1221 South Batesville Road	Greer. SC	$—		$1,497	$8,498	$—	$536
Augusta Road Industrial Park	Greenville, SC	—		1,129	6,405	—	62
Buncombe Road Industrial Park	Greer. SC	—		838	4,772	—	177
South Highway 14	Greer. SC	—		790	4,483	—	446
Piedmont Highway Industrial Pk	Piedmont, SC	—		1,310	7,433	—	157
Rocky Creek Business Park	Greenville, SC	—		283	1,604	—	771
White Horse Rd.Industrial Park	Greenville, SC	—		1,272	7,218	—	212
120 Hidden Lake Circle	Duncan, SC	—		1,463	8,292	—	—
104 Hidden Lake Circle	Duncan, SC	(d	)	697	3,947	—	43

Subtotal South Carolina		$—		$9,279	$52,652	$—	$2,404

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at Close
	of Period

				Accumulated
		Buildings and		Depreciation at	Year	Year Built/	Depreciable
Name	Land	Improvements	Total	12/31/03	Acquired	Renovated	Year(s)

2 Volvo Drive	$994	$4,349	$5,343	$(724)	Dec-97	1966/1992	(c	)
21 Cranbury Road	5,913	32,428	38,341	(3,922)	Sep-99	1998	(c	)
24 Abeel Road	292	1,448	1,740	(175)	Sep-99	1979	(c	)
301-321 Herrod Boulevard	3,777	21,595	25,372	(2,607)	Sep-99	1988-89	(c	)
400 Cabot	3,468	19,799	23,267	(2,084)	May-00	1989	(c	)
Four Applegate	2,243	12,768	15,011	(1,336)	May-00	1998	(c	)
5 Henderson Drive	1,684	10,428	12,112	(1,145)	May-00	1967, 72, 80,91	(c	)
30 Stults Road	395	3,127	3,522	(613)	Oct-00	1974	(c	)
257 Prospect Plains Road	3,609	22,033	25,642	(499)	Apr-03	2003	(c	)
283 Prospect Plains Road	4,627	18,790	23,417	(1,076)	Jun-02	2001	(c	)
585 Industrial Road	413	2,449	2,862	(63)	Mar-03	1972	(c	)
1120 Route 22 East	4,612	26,628	31,240	(629)	Mar-03	1961	(c	)
25 Eastmans Road	584	3,398	3,982	(79)	Mar-03	1970	(c	)
55 Webro Road	541	3,262	3,803	(75)	Mar-03	1970	(c	)
One Apollo Drive	1,353	7,827	9,180	(182)	Mar-03	1975	(c	)
110 Triangle Boulevard	351	2,008	2,359	(48)	Mar-03	1965	(c	)
121 Fieldcrest Avenue	764	4,410	5,174	(109)	Mar-03	1982	(c	)
200 Middlesex Avenue	2,925	16,657	19,582	(397)	Mar-03	1986	(c	)
203 Kuller Road	3,372	19,378	22,750	(459)	Mar-03	1960/1970	(c	)
16 Thornton Road	446	2,538	2,984	(61)	Mar-03	1979	(c	)
191 Talmadge Road	828	4,980	5,808	(117)	Mar-03	1957	(c	)
587 Industrial Road	437	2,610	3,047	(59)	Mar-03	1972	(c	)

Subtotal New Jersey	$43,628	$242,910	$286,538	$(16,459)

6402 Corporate Drive	$1,256	$7,464	$8,720	$(1,083)	Dec-98	1995-96	(c	)
8677 Logo Court	2,559	15,301	17,860	(2,206)	Dec-98	1991	(c	)
700 Airtech Parkway	2,218	21,581	23,799	(17)	Jul-03	2001	(c	)

Subtotal Indiana	$6,033	$44,346	$50,379	$(3,306)

1221 South Batesville Road	$1,499	$9,032	$10,531	$(1,291)	Dec-98	1968, 80, 84	(c	)
Augusta Road Industrial Park	1,130	6,466	7,596	(924)	Dec-98	1995-96	(c	)
Buncombe Road Industrial Park	838	4,949	5,787	(711)	Dec-98	1985	(c	)
South Highway 14	791	4,927	5,718	(664)	Dec-98	1970	(c	)
Piedmont Highway Industrial Pk	1,236	7,663	8,899	(1,095)	Dec-98	1994	(c	)
Rocky Creek Business Park	385	2,273	2,658	(369)	Dec-98	1996	(c	)
White Horse Rd.Industrial Park	1,273	7,428	8,701	(1,067)	Dec-98	1987	(c	)
120 Hidden Lake Circle	1,463	8,292	9,755	(1,125)	Mar-99	1998	(c	)
104 Hidden Lake Circle	697	3,991	4,688	(461)	Nov-99	1986, 92	(c	)

Subtotal South Carolina	$9,312	$55,021	$64,333	$(7,707)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2003
(in 000s)

						Costs Capitalized
			Initial Costs			Subsequent to
	Location	(a)			Transfers/	Acquisition or
Name	(City/State)	Encumbrance	Land	Buildings	Reserves	Completion

9905 NW 17th Street	Miami, FL	$4,877	$1,272	$7,204	$—	$—
1665 NW 102nd Street	Miami, FL	4,806	1,315	7,452	—	—
10000 NW 17th Street	Miami, FL	2,581	764	4,327	—	—
9950 NW 17th Street	Miami, FL	5,636	1,543	8,741	—	—
10200 NW 21st Street	Miami, FL	7,367	1,964	11,132	—	—
10205 NW 19th Street	Miami, FL	10,351	2,661	15,080	—	—
10000 NW 21st Street	Miami, FL	5,694	1,173	6,649	—	—
10300 NW 19th Street	Miami, FL	10,408	2,641	14,967	—	—
10400 NW 21st Street	Miami, FL	4,188	1,199	6,797	—	—
9825 NW 17th Street	Miami, FL	—	404	2,291	—	—
1530 NW 98th Court	Miami, FL	5,870	1,437	8,141	—	—
9835 NW 14th Street	Miami, FL	5,727	1,587	8,992	—	—
1600 NW 102nd Street	Miami, FL	—	557	3,157	—	—

Subtotal Florida		$67,505	$18,517	$104,930	$—	$—

Mount Ebo	Mount Ebo, NY	(d)	$1,495	$6,990	$—	$—
1030 South Edgewood	Urbana, OH	—	782	2,293	—	782
5555 Massillon Road	Green, OH	—	1,572	6,310	—	—
1411 Majestic Drive	Fremont, OH	3,610	671	3,803	—	—
600 Hagerty Drive	Fremont, OH	2,579	467	2,648	—	8
605 Hagerty Drive	Fremont, OH	1,608	283	1,604	—	5
670 Hagerty Drive	Fremont, OH	2,137	405	2,294	—	5
800 Hagerty Drive	Fremont, OH	766	128	724	—	5
1311 Majestic Drive	Fremont, OH	2,909	528	2,991	—	—
300 Enterprise Drive	Bellevue, OH	3,828	746	4,226	—	1
Keystone Operating Partnership		267,250	—	—	—	1,025

Subtotal Other		$284,687	$7,077	$33,883	$—	$1,831

Total All Properties		$521,196 (b)	$134,978	$735,013	$(315)	$23,189

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at Close
	of Period

				Accumulated		Year
		Buildings and		Depreciation at	Year	Built/	Depreciable
Name	Land	Improvements	Total	12/31/03	Acquired	Renovated	Year(s)

9905 NW 17th Street	$1,272	$7,204	$8,476	$(28)	Nov-03	1995	(c)
1665 NW 102nd Street	1,315	7,452	8,767	(29)	Nov-03	1996	(c)
10000 NW 17th Street	764	4,327	5,091	(17)	Nov-03	1996	(c)
9950 NW 17th Street	1,543	8,741	10,284	(35)	Nov-03	1996	(c)
10200 NW 21st Street	1,964	11,132	13,096	(44)	Nov-03	1997	(c)
10205 NW 19th Street	2,661	15,080	17,741	(61)	Nov-03	1997	(c)
10000 NW 21st Street	1,173	6,649	7,822	(26)	Nov-03	1997	(c)
10300 NW 19th Street	2,641	14,967	17,608	(59)	Nov-03	1998	(c)
10400 NW 21st Street	1,199	6,797	7,996	(26)	Nov-03	1999	(c)
9825 NW 17th Street	404	2,291	2,695	(10)	Nov-03	1999	(c)
1530 NW 98th Court	1,437	8,141	9,578	(32)	Nov-03	1998	(c)
9835 NW 14th Street	1,587	8,992	10,578	(33)	Nov-03	1998	(c)
1600 NW 102nd Street	557	3,157	3,714	(13)	Nov-03	2003	(c)

Subtotal Florida	$18,517	$104,930	$123,447	$(411)

Mount Ebo	$1,495	$6,990	$8,485	$(849)	Sep-99	1992	(c)
1030 South Edgewood	782	3,075	3,857	(485)	Jun-98	1991	(c)
5555 Massillon Road	1,569	6,314	7,883	(986)	Aug-98	1996	(c)
1411 Majestic Drive	671	3,803	4,474	(516)	Apr-99	1995	(c)
600 Hagerty Drive	467	2,656	3,123	(360)	Apr-99	1980, 86, 97	(c)
605 Hagerty Drive	283	1,609	1,892	(218)	Apr-99	1991	(c)
670 Hagerty Drive	405	2,299	2,704	(312)	Apr-99	1980, 88, 90	(c)
800 Hagerty Drive	128	729	857	(99)	Apr-99	1987-88	(c)
1311 Majestic Drive	528	2,992	3,520	(363)	Sep-99	1993	(c)
300 Enterprise Drive	746	4,227	4,973	(513)	Sep-99	1998	(c)
Keystone Operating Partnership	6	1,019	1,025	(257)

Subtotal Other	$7,080	$35,713	$42,793	$(4,958)

Total All Properties	$135,801	$757,064	$892,865	$(52,569)

NOTES:

      (a) See description of encumbrances in Item 1-Summary of Indebtedness

      (b) Amount excludes unamortized debt premiums of $12,521,000 at December 31, 2003.

      (c) Depreciation is computed based on the following estimated lives:

Buildings and Improvements	10-35 years
Tenant/ Leasehold Improvements	Life of Lease
Furniture, Fixtures and Equipment	5 to 10 years

      (d) These properties collateralize a $10.0 million working capital facility, of which $6.5 million is outstanding at December 31, 2003.

      At December 31, 2003, the aggregate net carrying amount for land and buildings and improvements for federal income tax reporting was approximately $733.3 million.

      Summary of Real Estate and Accumulated Depreciation Activity:

	2003		2002		2001

		Accumulated		Accumulated		Accumulated
	Cost(1)	Depreciation	Cost(1)	Depreciation	Cost(1)	Depreciation

Balance at beginning of year	$574,794	$39,432	$754,819	$47,192	$928,037	$40,558
Property acquisitions and development assets placed in service	400,755	—	60,407	—	102,493	—
Capital improvements	2,916	—	5,333	—	4,341	—
Transfers	—	—	(1,179)	—	(1,314)	—
Properties sold	(85,600)	(5,204)	(244,586)	(25,389)	(278,738)	(15,633)
Depreciation expense	—	18,341	—	17,629	—	22,267

Balance at end of year	$892,865	$52,569	$574,794	$39,432	$754,819	$47,192

(1)	These balances exclude development and construction-in-progress and the Company’s investment in a direct financing lease.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 11034, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

By:	/s/ JEFFREY E. KELTER

Jeffrey E. Kelter
President and Chief Executive Officer

Date: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 11034, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID F. MCBRIDE David F. McBride	Chairman and Trustee	March 10, 2004

/s/ JEFFREY E. KELTER Jeffrey E. Kelter	President, Chief Executive Officer and Trustee	March 10, 2004

/s/ ROBERT F. SAVAGE, JR. Robert F. Savage, Jr.	Executive Vice President, Chief Operating Officer and Trustee	March 10, 2004

/s/ TIMOTHY E. MCKENNA Timothy E. McKenna	Senior Vice President and Chief Financial Officer	March 10, 2004

/s/ J. PETER LLOYD J. Peter Lloyd	Senior Vice President and Chief Accounting Officer	March 10, 2004

/s/ RODNEY B. BERENS Rodney B. Berens	Trustee	March 10, 2004

/s/ DONALD E. CALLAGHAN Donald E. Callaghan	Trustee	March 10, 2004

/s/ JONATHAN D. EILIAN Jonathan D. Eilian	Trustee	March 10, 2004

/s/ RICHARD M. CUMMINS Richard M. Cummins	Trustee	March 10, 2004

/s/ JOHN S. MOODY John S. Moody	Trustee	March 10, 2004

II-1

Signature	Title	Date

/s/ RUSSELL C. PLATT Russell C. Platt	Trustee	March 10, 2004

/s/ DAVID M. SHERMAN David M. Sherman	Trustee	March 10, 2004

II-2