Form 10-Q
period 2004-03-31
KEYSTONE PROPERTY TRUST
filed 2004-05-10
CIK 906113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12514

Keystone Property Trust

(Exact name of registrant as specified in its declaration of trust)

Maryland	84-1246585

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

200 Four Falls Suite 208, West Conshohocken, PA 19428

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

     A total of 30,876,507 common shares of beneficial interest, par value $0.001 per share, of the registrant’s common equity were outstanding as of May 6, 2004.

KEYSTONE PROPERTY TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2004

Item 1.

KEYSTONE PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS
(dollars in 000s)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
INVESTMENT IN REAL ESTATE:
Land and land improvements	$139,327	$135,801
Buildings and improvements	780,845	757,064
Development and construction-in-progress	71,527	58,658
Investment in direct financing lease	35	35
Less — Accumulated depreciation	(58,658)	(52,569)
Equity method investments and other real estate ventures	72,141	72,162

Total investment in real estate, net	1,005,217	971,151
CASH AND CASH EQUIVALENTS	4,795	427
RESTRICTED CASH AND CASH ESCROWS	1,372	975
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $8,259 and $7,601 in 2004 and 2003, respectively, net of allowance for bad debts of $771 and $621 in 2004 and 2003, respectively	17,093	15,936
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,022 and $1,774 in 2004 and 2003, respectively	2,486	2,703
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, net of accumulated amortization of $8,347 and $7,214 in 2004 and 2003, respectively	18,208	18,838
EQUITY METHOD INVESTMENT IN MANAGEMENT COMPANY	—	5,808
OTHER ASSETS	11,787	7,477

Total assets	$1,060,958	$1,023,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable and unsecured debt, including unamortized premiums on assumed indebtedness of $11,860 and $12,521 in 2004 and 2003, respectively	$528,695	$533,717
Accounts payable	7,679	2,897
Dividends and distributions payable	1,390	2,098
Accrued interest payable	2,134	1,163
Acquired lease obligations net of accumulated amortization of $3,491 and $2,930 in 2004 and 2003, respectively	11,328	11,632
Accrued expenses and other liabilities	11,752	11,413
Deferred rent revenue	2,856	2,639

Total liabilities	565,834	565,559

MINORITY INTEREST, 3,964,998 and 5,096,401 units outstanding in 2004 and 2003, respectively	51,429	35,715
CONVERTIBLE PREFERRED UNITS	5,279	52,892
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 200,000 issued and outstanding in 2004 and 500,000 issued and outstanding in 2003; liquidation preference of $5,000 and $12,500 in 2004 and 2003, respectively	—	1
Perpetual Preferred Stock, Series D; $.001 par value; 2,760,000 shares authorized and outstanding in 2004 and 2003, liquidation preference of $69,000 in 2004 and 2003.	3	3
Perpetual Preferred Stock, Series E; $.001 par value; 2,200,000 shares authorized and outstanding in 2004 and none issued and outstanding in 2003, $55,000 liquidation preference in 2004 and $0 in 2003	2	—
Common Shares, $.001 par value; 59,200,000 authorized; 30,626,760 and 26,354,369 shares issued and outstanding in 2004 and 2003, respectively	31	26
Additional paid-in capital	516,452	440,062
Loans to executives and employees to purchase Common Shares	(3,449)	(3,602)
Deferred compensation	(4,797)	(4,843)
Cumulative net income	43,607	40,359
Cumulative distributions	(111,444)	(102,746)
Accumulated other comprehensive income	(1,989)	(111)

Total shareholders’ equity	438,416	369,149

Total liabilities and shareholders’ equity	$1,060,958	$1,023,315

The accompanying notes are an integral part of these consolidated financial statements

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in 000s, except for per share data)

	For the three months ended
	March 31,
	2004	2003
REVENUE:
Rents	$22,130	$16,179
Reimbursement revenue and other income	4,395	3,104

Total revenue	26,525	19,283

EXPENSES:
Property operating expenses	2,399	1,155
Real estate taxes	3,158	1,873
General and administrative	3,176	2,501
Depreciation and amortization	7,082	4,412

Total operating expenses	15,815	9,941

Income from continuing operations before interest expense, equity in income from equity method investments, gains on sales of assets and discontinued operations	10,710	9,342
Interest expense	5,983	4,257
Equity in income from equity method investments and other real estate ventures	1,698	1,233
Gains on sales of assets	—	3,221

Income from continuing operations before distributions to preferred unitholders and minority interest of unitholders in Operating Partnership	6,425	9,539
Distributions to preferred unitholders	(502)	(1,268)
Minority interest of unitholders in Operating Partnership	(556)	(1,475)

Income from continuing operations	5,367	6,796
Discontinued operations:
Income (loss) from discontinued operations	38	(167)
Gain on disposition of discontinued operations	2,972	—
Provision for asset impairment	(3,222)	—
Minority interest	29	37

Total discontinued operations	(183)	(130)

	5,184	6,666
NET INCOME
NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(1,937)	(1,061)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$3,247	$5,605

EARNINGS PER COMMON SHARE — BASIC:
Net income per Common Share before discontinued operations	$0.12	$0.27
Discontinued operations	(0.01)	(0.01)

Net income per Common Share — Basic	$0.11	$0.26

EARNINGS PER COMMON SHARE — DILUTED:
Net income per Common Share before discontinued operations	$0.12	$0.27
Discontinued operations	(0.01)	(0.01)

Net income per Common Share — Diluted	$0.11	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in 000s)

	For the three months ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income allocated to common shareholders	$3,247	$5,605
Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	6,506	4,480
Amortization of deferred financing costs	286	191
Amortization of debt premiums	(558)	(141)
Amortization of acquired lease assets	666	—
Amortization of acquired lease obligation to revenue	(519)	—
Non-cash compensation costs	522	605
Gain on sale of assets	(2,972)	(3,221)
Provision for asset impairment	3,222	—
Straight-line rental income	(684)	(452)
Decrease in investment in direct financing lease	—	112
Equity in income from equity method investments	(1,698)	(1,233)
Distributions from equity method investments	1,062	953
Income allocated to preferred shareholders and preferred unitholders	2,439	2,329
Minority interest	527	1,439
Cash provided by (used in):
Accounts receivable	153	(1,422)
Other assets	(1,195)	1,246
Accounts payable, accrued expenses and other liabilities	(1,969)	(975)
Deferred rent revenue	(70)	563

Net cash provided by operating activities	$8,965	$10,079

INVESTING ACTIVITIES:
Properties and joint venture interests acquired	$(36,589)	$(149,089)
Restricted cash	(397)	(9)
Advances and capital contributions to equity method investments	670	(78)
Distributions from equity method investments in excess of income	120	15
Development and construction-in-progress expenditures	(7,142)	(3,173)
Capital expenditures and tenant improvements	(1,261)	(413)
Payment of leasing commissions	(467)	(462)
Proceeds from sales of assets, net	9,485	14,312

Net cash (used in) investing activities	$(35,581)	$(138,897)

FINANCING ACTIVITIES:
Issuances of Common Shares due to options exercised	$693	$360
Issuances of Redeemable Preferred Stock, net of issuance costs	53,265	66,147
Repurchase of Common Shares	(8,357)	—
Dividends paid on Common Shares	(8,698)	(6,969)
Distributions paid on Redeemable and Convertible Preferred Stock and Convertible Preferred Units	(3,147)	(1,637)
Distributions paid on OP Units	(1,682)	(1,810)
Proceeds from mortgage notes payable and other unsecured borrowings	17,921	60,122
Repayment of mortgage notes payable	(867)	(59,922)
Net (repayments) borrowings under Credit Facility	(18,100)	72,900
Payment of deferred financing costs and early debt retirement costs	(44)	(360)

Net cash provided by financing activities	$30,984	$128,831

NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,368	$13
CASH AND CASH EQUIVALENTS, beginning of period	427	1,891

CASH AND CASH EQUIVALENTS, end of period	$4,795	$1,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$5,290	$3,995

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) which was organized as a Maryland real estate investment trust in 1999. The majority of the Company’s properties are owned, directly or indirectly, by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of March 31, 2004, the Company owned interests in 136 industrial properties, one office property and an investment in a direct financing lease aggregating approximately 31.1 million square feet (the “Properties”), with 26 of the Properties being owned through joint venture entities. The Properties are located in Central and Eastern Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio; Greenville, South Carolina; and Southern Florida and had an overall physical occupancy of 92.4% as of March 31, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of its operations for the three-month periods ended March 31, 2004 and 2003, and its cash flows for the three-month periods ended March 31, 2004 and 2003, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

Principles of Consolidation

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 89% at March 31, 2004. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Investments in Real Estate

     In accordance with SFAS No. 141, “Business Combinations,” the Company allocates purchase price for properties to the net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in place lease values for acquired properties are recorded based on the present value (using an interest

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid under the in-place leases and the Company’s estimate of the fair market lease rates for the in-place leases measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases. The aggregate value of other intangibles acquired is measured based on the difference between the property valued with in-place leases adjusted to market rates and the property valued as if it was vacant. Intangible assets associated with the origination and contract value of the in-place leases are amortized over the life of the related lease to amortization expense. Allocations of net tangible and identified intangible assets for 2004 acquisitions are summarized in Note 3.

     The Company allocates value to tenant relationships, if any, based on the Company’s evaluation of the overall relationship with the respective tenant. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. Based on the Company’s evaluation, the Company has not allocated any value to the customer relationship intangibles for 2004 acquisitions.

     As of December 31, 2002, the Company had negotiated, and the Board of Trustees approved a transaction to form a joint venture with the Mercantile-Safe Deposit and Trust Company as Trustee for the AFL-CIO Building Investment Trust (“AFL-CIO”) to own industrial warehouse properties (the “BIT JV”). In February 2003, the Company completed the formation of the BIT JV and sold six properties and contributed two properties for a price of $90.3 million and recognized a partial gain on sale upon consummation of this transaction of $3.2 million, which excluded the gain related to the 20% ownership interest retained by the Company. The Company reports its continuing investment in accordance with the equity method of accounting (see Note 4).

     In accordance with Statement of Financial Accounting Standards, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) the Company recorded a $3.2 million provision for asset impairment for one of the Indiana properties that was sold in the first quarter of 2004 for approximately $5.1 million, which was $3.2 million less than the property’s carrying value. The operating results for this property and the impairment provision are presented in discontinued operations in the Consolidated Statements of Operations.

Capitalization Policy

     The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During the three months ended March 31, 2004 and 2003, the Company capitalized $780,000 and $848,000 of interest costs for construction and development in progress, respectively. The Company capitalized $858,000 and $620,000, respectively, of payroll costs for construction and development in progress during the three months ended March 31, 2004 and 2003.

Earnings per Share

     The Company reports Earnings per Share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS as follows (in 000s, except share and per share data):

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Income from continuing operations	$5,367	$5,367	$6,796	$6,796
Income from discontinued operations	(183)	(183)	(130)	(130)
Dividends on unvested restricted shares	(84)	(84)	—	—
Minority interest of unitholders in Operating Partnership	—	527	—	1,438
Income allocated to preferred shareholders	(1,937)	(1,937)	(1,061)	(1,061)

Net income allocated to common shareholders	$3,163	$3,690	$5,605	$7,043

Weighted average number of common shares outstanding	28,003,709	28,003,709	21,457,794	21,457,794
Weighted average OP Units outstanding(1)	—	4,551,430	—	5,552,154
Options outstanding(2)	—	439,960	—	183,174

Total weighted average shares outstanding	28,003,709	32,995,099	21,457,794	27,193,122

Earnings per Common Share:
Continuing operations	$0.12	$0.12	$0.27	$0.27
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Earnings per share	$0.11	$0.11	$0.26	$0.26

(1)	Excludes Convertible Preferred Stock and Convertible Preferred Units, as these instruments were anti-dilutive at March 31, 2004 and 2003.

(2)	Computed in accordance with the treasury stock method.

Revenue Recognition

     Rental income under leases in excess of one year in length is recognized using the straight-line method under which contractual rents are recognized evenly over the lease term. Tenant reimbursements are accrued as revenue in the same period the related expenses are incurred by the Company. Deferred rent revenue represents rent collected from tenants in advance.

Stock-Based Compensation

     On January 1, 2003, the Company adopted the fair value recognition provision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) utilizing the prospective transition method for all awards granted, modified or settled after January 1, 2003. Awards of stock options and restricted stock are expensed as compensation on a current basis over the service period. The Company’s policy is to grant options with an exercise price equal to or in excess of the market price of underlying Common Shares on the date of grant. Awards of stock and restricted stock are expensed as compensation on a current basis over the benefit period. Compensation costs of $2,000 and $122,000 have been recognized in 2004 and 2003, respectively for the Company’s stock option plan.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in 000s, except per share data).

	For the three month period ended
	March 31,
	2004	2003
Net income allocated to common shareholders, as reported	$3,247	$5,605
Add: Stock-based employee compensation expense included in reported net income	522	509
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(594)	(597)
Minority interest of unitholders in Operating Partnership	10	18

Pro forma net income allocated to common shareholders	$3,185	$5,535

Earnings per share:
Basic – as reported	$0.11	$0.26

Basic – pro forma	$0.11	$0.26

Diluted – as reported	$0.11	$0.26

Diluted – pro forma	$0.11	$0.26

Reclassifications

     Certain amounts in the March 31, 2003 consolidated financial statements have been reclassified in order to conform with the presentation in the March 31, 2004 consolidated financial statements.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of March 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of March 31, 2004, the Company has three forward starting fixed rate swaps with an aggregate notional amount of $75 million. The Company will pay a fixed rate of approximately 5.5% over this period and will receive a floating rate equal to the variable interest rate on the Term Loan. The swap has been designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the borrowings under the Term Loan. Approximately $50 million of these swaps are effective beginning in July 2004 and $25 million is effective beginning in January 2005. The expiration date of these swaps is in September 2008.

     At March 31, 2004, this derivative had a fair value of $1,989,000 included in other liabilities. The change in net unrealized gains/losses of $1,989,000 in 2004 is also recorded in accumulated other comprehensive income (loss) on the balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified into earnings over the forecast period. No hedge ineffectiveness was recognized during 2004.

     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Impact of New Accounting Pronouncements

     During 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. During the third quarter of 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003. FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities,” which was originally issued in January 2003. The Company applied FIN 46R to its variable interests entities (“VIEs”) created after December 31, 2003. FIN 46 is applicable for all entities created after January 31, 2003. For variable interests in VIEs created before January 31, 2003, FIN 46R was applied beginning on January 1, 2004. For any VIEs that were consolidated under FIN 46R, that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially were measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. The impact of adopting SFAS 150 was not material to the Company’s Statement of Shareholders’ Equity or Consolidated Statements of Operations. Certain of the provisions of SFAS 150 require that the minority interest ownership of consolidated finite-life entities be shown as a liability and at their fair value. On October 29, 2003, these provisions were indefinitely deferred by the Financial Accounting Standards Board for entities created before November 5, 2003. The Company currently has certain non-wholly owned, consolidated finite-life entities. However, in the event these provisions are reconsidered effective, the impact to the Company’s Statement of Shareholder’s Equity on Consolidated Statements of Operations would not be material.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Dispositions of Real Estate Investments

2004 Transactions

Acquisitions

     During the three months ended March 31, 2004, the Company acquired the following properties, including closing costs (in 000’s, except square footage):

					Intangible Assets
				Building	Value of	Above	Below	Total
	Acquisition			and	In-Place	Mkt	Mkt	Purchase	Assumed
Property	Date	S F	Land	Improvements	Leases	Leases	Leases	Price	Debt
2610 NW 89th Street, FL	3/18/2004	30,970	$278	$1,575	$55	$114	$—	$2,022	$—
2650-2660 NW 89th St, FL	3/18/2004	58,500	546	3,098	107	113	—	3,864	—
8925-8935 NW 27th St, FL	3/18/2004	100,098	1,027	5,821	142	—	373	6,617	—
3701 Flamingo Road, FL	3/30/2004	545,000	3,577	20,277	421	—	—	24,275	—

Total		734,568	$5,428	$30,771	$725	$227	$373	$36,778	$—

Dispositions

     During the quarter ended March 31, 2004, the Company disposed of three properties aggregating 276,000 square feet located in Indiana, New Jersey and South Carolina for a sale price of approximately $14.2 million, excluding closing costs.

Discontinued Operations

     The Company reported income from discontinued operations relating to three properties that were sold in 2004. Income from discontinued operations includes interest expense directly related to the debt assumed by the buyer or debt repaid by the Company as a result of the properties sold and excludes any other consolidated interest expense. The following table summarizes information for the properties sold in 2004 (in 000s).

	For the three months ended
	March 31,
	2004	2003
Revenue	$194	$48
Property operating expenses	(60)	(76)
Interest expense	(6)	(71)
Depreciation and amortization expense	(90)	(68)
Gain on disposition of discontinued operations	2,972	—
Provision for asset impairment	(3,222)	—
Minority interest	29	37

Income from discontinued operations	$(183)	$(130)

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Operating Results

     The following unaudited pro forma financial information of the Company for the three months ended March 31, 2004 and 2003 gives effect to the properties acquired and sold from January 1, 2003 through March 31, 2004 as if these purchases and sales had occurred on January 1, 2003.

	Three months ended March 31,
	(in 000’s except per
	share data)
Unaudited	2004	2003
Pro forma total revenue	$27,222	$27,069
Pro forma net income allocated to Common Shares	3,556	5,887
Pro forma net income per Common Share — Basic	0.12	0.27
Pro forma net income per Common Share — Diluted	0.12	0.27

2003 Transactions

Acquisitions

     During the twelve months ended December 31, 2003, the Company acquired the following, including closing costs (in 000’s, except square footage).

					Intangible Assets
					Value of	Above	Below	Total
	Acquisition	Square		Building and	In-Place	Mkt	Mkt	Purchase	Assumed
Seller/Property	Date	Footage	Land (1)	Improvements (1)	Leases	Leases	Leases	Price	Debt
2040 N. Union Road, PA	1/3/2003	507,000	$3,276	$18,574	$911	$—	$350	$22,411	$12,226
Capital Business Centers, PA	2/7/2003	1,600,000	7,130	40,432	2,247	192	2,061	47,940	—
201 Fulling Mill Road, PA	2/26/2003	500,671	3,569	20,333	897	—	957	23,842	14,285
Berger, NJ	3/12/2003	1,900,000	16,627	94,256	4,046	1,365	7,325	108,969	—
3500 Industrial Road, PA	11/3/2003	677,548	3,265	18,505	406	28	430	21,774	—
International Corporate Park, FL	11/10/2003	1,732,699	18,462	104,636	2,733	671	2,649	123,853	67,591
700 AirTech Parkway (2), IN	12/22/2003	799,344	2,218	21,581	479	25	66	24,237	—

Total		7,717,262	$54,547	$318,317	$11,719	$2,281	$13,838	$373,026	$94,102

(1)	Amount includes increase from debt premiums for 201 Fulling Mill Road, 2040 North Union Street and International Corporate Park.

(2)	The property was part of a joint venture with Browning Investments, in which the Company maintained 50% ownership. On December 22, 2003, the Company acquired the building from the joint venture. Amount shown is 100% of the value of the building.

     In September 2003, the Company acquired 87 acres of land in Cranbury, New Jersey for approximately $8.2 million on which the Company will build a 772,000 square feet distribution facility which will be leased to Home Depot U.S.A., Inc. under a 12-year lease. Construction on this project commenced in September 2003.

     In September 2003, Keystone New Jersey Associates, LLC (the “CalEast JV”) acquired 230 Brighton Road, a 160,843 square foot industrial property, located in New Jersey for a purchase price of approximately $9.1 million.

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     These pro forma amounts are not necessarily indicative of what the actual results of the Company would have been assuming the above property acquisitions and dispositions had been consummated on January 1, 2003, nor do they purport to represent the future results of the Company.

Construction-In-Progress

     During 2002, the Company purchased 26 acres of land at Greenville Yards in Jersey City, NJ, and commenced construction on two industrial buildings, which are expected to aggregate approximately 522,000 square feet at an expected cost of approximately $34 million. This project is currently 24% leased. In September 2003, the Company purchased three separate land parcels in Cranbury, New Jersey that total 87 acres. These acquisitions were pursuant to a build-to-suit agreement with Home Depot U.S.A. Inc. for an industrial building totaling 772,000 square feet at an expected cost of approximately $40 million. In October 2003, the Company began construction of a 500,000 square foot facility on 37 acres at its Cranbury East site with estimated project costs of $24 million. In the fourth quarter 2003, the Company signed an agreement for a build-to-suit arrangement in Allentown, PA for a 265,535 square foot facility, of which 211,535 square feet will be leased to KIA Motors America, Inc. The estimated cost of the facility is approximately $10 million. At March 31, 2004 approximately $71.5 million is included in development and construction-in-progress related to these construction projects and other development projects.

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

     In July 2003, the Company acquired a 50% interest in 5 Points Associates, LLC, a joint venture with Browning (“5 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 813,054 square feet located in AirTech Park. 5 Points obtained a $16.4 million construction loan at a rate equal to LIBOR plus 2%, which matures in 2005. This distribution facility is 43% leased on a month-to-month lease as of March 31, 2004. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan of a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only be funded if the borrowing entity defaulted and was not able to cure its default.

Keystone New Jersey Associates, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey, which aggregated approximately 2.1 million square feet to a joint venture between the Company and CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) at a value of approximately $103.8 million. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. This joint venture was formed to own, operate and develop industrial property and is 80% owned by CalEast Industrial Investors, LLC and 20% owned by the Company. The Company may fund approximately $6.1 million of additional equity to this joint venture. The Management Company and the Operating Partnership act as the joint venture’s exclusive acquisition, management and leasing agent. Since its formation in March 2001, this joint venture has acquired industrial properties totaling

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.3 million square feet and 62 acres of land for approximately $63 million, including the acquisition of 230 Brighton Road, a 160,843 square foot industrial property located in New Jersey for a purchase price of approximately $9.1 million in September 2003.

Nocha, LLC

     In December 2002, the Company disposed of the New York Office Portfolio for $178.3 million in a sale to Nocha, LLC. As a result of the sale, the Company retained a $27 million preferred equity investment in this entity which earns an 11% preferred return. The Company may be entitled to receive an additional amount from the sale of certain assets by this entity.

BIT JV

     In February 2003, the Company sold six properties and contributed two properties located in Indiana, Pennsylvania and New Jersey, which aggregated approximately 2.0 million square feet to the BIT JV at a value of approximately $90.3 million. This joint venture was formed to own, operate and develop industrial properties and is 80% owned by AFL-CIO and 20% owned by the Company. The Management Company is the exclusive acquisition and management agent for the joint venture. The venture assumed $20.9 million of mortgage loans on two properties, which mature in 2004 and 2013 and bear fixed interest rates of 6.88% and 6.92%, respectively. During March 2003, the joint venture acquired five properties located in Indiana aggregating 1.6 million square feet for approximately $40.4 million. In October 2003, the BIT JV acquired an 822,500 square foot property in Allentown, Pennsylvania for $34.2 million.

     In accordance with FIN 46R, the CalEast JV, 5 Points venture, the Nocha, LLC investment and the Management Company were reviewed to determine if the entities were VIEs. The Company owns 20% interest in the CalEast JV and does not have decision-making authority over the venture. Also, the CalEast JV has sufficient amounts of equity to not be considered a VIE. The 5 Points joint venture has sufficient amounts of equity to not be considered a VIE and the Company has a 50% ownership stake in the entity. The Company does not have sole decision-making authority in 5 Points as all major decisions are jointly made by its members. The Company has a $27 million preferred equity investment in Nocha, LLC. The Company does not have control over major decisions related to its operations and the entity is sufficiently capitalized. The Management Company was consolidated as a result of FIN 46R as of March 31, 2004. This consolidation of the Management Company includes $742,000 of cash, $2.9 million of fixed assets, $3.6 million of net goodwill and $427,000 of liabilities.

     The following table summarizes the equity method investments in real estate ventures of the Company as of March 31, 2004 and December 31, 2003 (in 000s):

	March 31 , 2004	December 31, 2003
5 Points	$1,746	$1,636
CalEast JV	19,087	19,175
Nocha LLC	27,639	27,562
BIT JV	23,669	23,789

Total	$72,141	$72,162

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the equity in income from equity method investments for the three-month period ended March 31, 2004 and 2003 (in 000s):

	For the three months ended
	March 31,
	2004	2003
Keystone Realty Services, Inc.	$202	$(17)
4 Points	—	80
5 Points	38	—
CalEast JV	318	245
Nocha LLC	743	743
BIT JV	397	182

Total	$1,698	$1,233

5. Indebtedness

Variable Rate Indebtedness

     In March 2003 the Company’s $125 million unsecured revolving credit facility (the “Credit Facility”) was increased to $185 million. Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility, which was originated in December 2001, has a term of three years with a one-year extension available at the option of the Company. Interest is calculated based on a grid, which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.625%. The interest rate on this facility was 2.79% at March 31, 2004. At March 31, 2004 and December 31, 2003, the Company had $142.3 million and $135.4 million, respectively, outstanding on the Credit Facility. The weighted average balance outstanding and weighted average interest rate for the three months ended March 31, 2004 and December 31, 2003 were $131.0 million and $117.2 million, and 2.79% and 2.93%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of March 31, 2004.

     In September 2003, the Company obtained a $75 million unsecured Term Credit Facility (the “Term Loan”), which matures in September 2008. Interest is calculated based on a grid, which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.75%. Based on the Company’s current leverage, the Term Loan is priced at LIBOR plus 1.625%. The weighted average interest rate for the three months ended March 31, 2004 was 2.78%. The Term Loan has certain financial covenants, which are identical to the Credit Facility covenants. The Company has utilized forward starting interest rate swaps, effective at various dates in 2004 and 2005, to hedge interest rate risk associated with the Term Loan.

     The Company has other variable rate loans outstanding aggregating $51.2 million and $58.2 million at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, interest rates on these loans ranged from 2.59% to 3.05% and 2.66% to 3.09%, respectively. The weighted average interest rates for these loans were 2.96% and 3.01% at March 31, 2004 and December 31, 2003, respectively. The maturities for these loans range from December 2004 through March 2006.

Fixed Rate Indebtedness

     Mortgage notes payable of $248.4 million and $252.6 million, excluding debt premiums, encumbered 29 and 31 of the properties at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, interest rates on the mortgage loans ranged from fixed rates of 6.89% to 8.41%. Mortgage notes had weighted average interest rates of 7.76% and 7.77% at March 31, 2004 and December 31, 2003, respectively. The maturities for these notes range from October 2004 through April 2012.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Preferred and Common Share Offerings and Repurchases

     In February 2004, certain unitholders, including certain Series C and D preferred unitholders in the operating partnership converted their OP units to Common Shares and sold 4,041,137 Common Shares in a stock offering in which the Company did not receive any proceeds.

     In March 2004, the Company repurchased 357,143 Common Shares from a shareholder for an aggregate sum of $8.4 million.

     In March 2004, the Company sold 2,200,000 shares of 7.375% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Shares”) at a price of $25.00 per share. The Company used the net proceeds of approximately $53.3 million, after underwriters discount and offering expenses, to initially pay down debt and then to fund acquisitions of properties. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after March 15, 2009. The Series E Preferred Shares are traded on the NYSE under the symbol “KTRPrE”.

     In February 2003, the Company issued 2,400,000 shares of 9.125% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Shares”) at $25.00 per share. The preferred shares can be redeemed for cash at par at the election of the Company on or after February 19, 2008. These securities have no stated maturity, sinking fund or mandatory redemption requirements and are not convertible into any other securities of the Company. The Company granted the underwriters an over-allotment option to purchase up to an additional 360,000 shares of its Series D Preferred Shares, and this option was exercised in full on February 21, 2003. The shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “KTRPrD.” The net proceeds of the offering were used to repay existing indebtedness outstanding under the Credit Facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

7. Segments

     The Company’s Chief Executive Officer and management assess and measure operating results based upon property level net operating income (“NOI”) within each of the Company’s business segments. The Company considers its reportable segments to be based on geographic regions. The “Other” segment includes properties located in Ohio, New York and an investment in a direct financing lease. The accounting policies of the reportable segments are consistent with those described in Note 2. Summarized financial information, including those of the properties shown as discontinued operations, for the Company’s reportable segments is shown in the following table (in 000’s, except occupancy):

			PROPERTY LEVEL
	REAL ESTATE RELATED REVENUES		NET OPERATING INCOME (1)
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
New Jersey	$8,818	$5,657	$6,924	$4,599
Pennsylvania	10,011	8,594	7,813	7,105
Indiana	1,101	1,296	1,020	1,203
Florida	3,466	—	2,622	—
South Carolina	1,510	2,007	1,222	1,736
Other	1,813	1,777	1,501	1,584

Total	$26,719	$19,331	$21,102	$16,227

Less: Discontinued Operations	$(194)	$(48)	$(134)	$28
Total Less Discontinued Operations	$26,525	$19,283	$20,968	$16,255

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			DEPRECIATION AND
	INVESTMENT IN REAL ESTATE,		AMORTIZATION EXPENSE
	AT COST (2)		THREE MONTHS ENDED MARCH 31,
	2004	2003	2004	2003
New Jersey	$349,615	$341,468	$2,179	$1,387
Pennsylvania	329,950	328,236	2,613	1,960
Indiana	41,638	50,396	371	381
Florida	159,989	123,447	1,002	—
South Carolina	63,976	64,334	475	463
Other	46,566	43,677	532	289

Total	$991,734	$951,558	$7,172	$4,480

Less: Discontinued Operations			$(90)	$(68)
Total Less Discontinued Operations			$7,082	$4,412

	CAPITAL EXPENDITURES		PHYSICAL OCCUPANCY (3)
	THREE MONTHS ENDED MARCH 31,		PERIOD ENDED MARCH 31,
	2004	2003	2004	2003
New Jersey	$892	$34	97.4%	95.0%
Pennsylvania	189	271	89.3%	94.4%
Indiana	4	—	98.7%	82.3%
Florida	14	—	89.4%	N/A
South Carolina	160	42	80.5%	91.3%
Other	2	66	91.0%	98.0%

Total	$1,261	$413	92.4%	92.5%

	THREE MONTHS ENDED MARCH 31,
Reconciliation of NOI to Net Income	2004	2003
Segment property level net operating income as shown above	$20,968	$16,255
Depreciation and amortization expense	(7,082)	(4,412)
General and administrative expense	(3,176)	(2,501)
Interest expense	(5,983)	(4,257)
Equity in income from equity method investments	1,698	1,233
Gains on sales of assets	—	3,221
Distributions to preferred unitholders	(502)	(1,268)
Minority interest of unitholders in Operating Partnership	(556)	(1,475)
Income from discontinued operations	38	(167)
Gain on disposition of discontinued operations	2,972	—
Provision for asset impairment	(3,222)	—
Minority interest from discontinued operations	29	37
Income Allocated to Preferred Shareholders	(1,937)	(1,061)

Net Income Allocated to Common Shareholders	$3,247	$5,605

(1)	NOI equals total revenue less property operating expenses and real estate taxes. Management believes that NOI measures are useful disclosure as non-GAAP performance measurements as the Company believes these measurements describe the unleveraged performance of the Properties. Accordingly, the Company believes NOI provides investors with useful supplemental information about a specific property’s operating performance because it excludes real estate depreciation and amortization, interest expense and costs not associated with the operation of the property. However, NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of operating performance or an alternative to cash flow from operating activities as a measure of liquidity.

(2)	Amounts for 2003 are as of December 31, 2003

(3)	Portfolio Occupancy includes unconsolidated joint venture properties.

8. Dividends

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

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In January 2004, the Company and the Operating Partnership paid distributions to the holders of Series C Convertible Preferred Stock, Series D Cumulative Redeemable Preferred Stock and Series C and D Convertible Preferred Units, which aggregated to $3.1 million.

     The Company and the Operating Partnership paid distributions to holders of Series C Convertible Preferred Stock and Convertible Preferred Units, which are each, entitled to a preferred dividend or a preferred return ranging from 9.0% to 9.75% of liquidation value. These distributions are paid on a quarterly basis. Distributions paid to holders of Series C Convertible Preferred Stock and Convertible Preferred Units were approximately $305,000 and $1.3 million, respectively, during the three months ended March 31, 2004 and 2003. In April 2004, the Company and the Operating Partnership paid distributions to the holders of Series C Convertible Preferred Stock, Convertible Preferred Units, Series D Cumulative Redeemable Preferred Stock and Series E Cumulative Redeemable Preferred Stock, which aggregated $2.3 million.

9. Subsequent Events

     In April 2004, the Company declared a dividend of $0.33 per Common Share for the first quarter of 2004, which was paid on April 30, 2004 to shareholders of record on April 16, 2004. In April 2004, the Company declared a dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the first quarter of 2004, which was paid on April 30, 2004 to shareholders of record on April 16, 2004.

     In April 2004, the Company declared a dividend of $0.2355903 per share of Series E Preferred Shares payable on April 30, 2004 to shareholders of record as of April 16, 2004. The dividend was prorated for the period from March 15, 2004, the date of original issuance of the Series E Preferred Shares, through April 30, 2004, and represents an annualized rate of $1.84375 per Series E Preferred Share.

     On May 3, 2004 the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a partnership among ProLogis (“ProLogis”) and affiliates of investment companies managed by Eaton Vance Management (“Eaton Vance”) will acquire the Company and its subsidiaries through mergers of the Company and the Operating Partnership with transitory merger subsidiaries of the ProLogis-Eaton Vance partnership (the “Mergers”).

     Pursuant to the terms of the Merger Agreement, each of the issued and outstanding Common Shares, will be converted into the right to receive $23.80 in cash. Each issued and outstanding share of Series C Convertible Preferred Stock, Series D Cumulative Redeemable Preferred Stock and Series E Cumulative Redeemable Preferred Stock (collectively, the “Preferred Shares”), will remain outstanding until such time as the Company is liquidated following the closing of the Mergers. Holders of Preferred Shares will receive cash distributions in such liquidation in accordance with the terms of the Articles Supplementary classifying such Preferred Shares. Each common unit of limited partnership interest in the Operating Partnership (each, an “OP Unit”) will be converted into the right to receive either (i) $23.80 in cash or (ii) if the holder of the OP Unit so elects, common units of limited partner interest in a partnership subsidiary of ProLogis.

     The Merger Agreement has been unanimously approved by the Company’s Board of Trustees. The Mergers are subject to customary closing conditions, including the approval of the transaction by the Company’s shareholders. The Merger Agreement contains no financing condition. It is anticipated that the transactions will be closed in the second half of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions, which are predictions of or indicate future events and trends that do not relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company’s actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other considerations in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the risks associated with the construction and development of properties; the ability of a property to generate revenues sufficient to make principal payments on outstanding debt; outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company, interest rates under the Company’s $185,000,000 senior unsecured revolving credit facility (the “Credit Facility”) and other variable rate debt may increase and changes in: economic conditions generally and the real estate market specifically, legislative/regulatory matters (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates, competition, future terrorist attacks in the United States, defaults on or non-renewal of leases by tenants, decreased rental rates or increased vacancy rates, financial market fluctuations, environmental uncertainties, supply and demand for properties in our current and proposed market areas, general accounting principles and policies and guidelines applicable to REITs.

Executive Summary

     The Company is a fully integrated real estate investment trust focused on the acquisition, development and management of bulk warehouse distribution facilities in the Northeast corridor and the East Coast of the United States. At March 31, 2004, the Company owned interests in a portfolio of 138 properties (136 distribution facilities, one office building and an investment in a direct financing lease (the “Properties”)) which aggregated 31.1 million square feet with 7.7 million square feet, or 26 properties, owned in three joint ventures and 2.9 million square feet, or five properties (including two properties that were partially leased in 2004), under construction.

     As discussed in Note 9 to the Company’s financial statements, the Company has entered into an Agreement and Plan of Merger with ProLogis and Eaton Vance. The transaction is expected to close in the second half of 2004.

The Company operates in the following states as listed below:

March 31, 2004	NJ	PA	IN	FL	SC	Other	Total
SF Owned	9,210,122	10,586,381	4,590,445	2,467,267	2,701,789	1,502,672	31,058,676
% of SF	29.7%	34.1%	14.8%	7.9%	8.7%	4.8%	100.0%
No. of Properties	35	39	11	17	25	11	138
Occupancy	97.4%	89.3%	98.7%	89.4%	80.5%	91.0%	92.4%
Annualized Base Rent (“ABR”) (in 000’s)	$46,065	$37,000	$15,167	$15,624	$5,993	$4,845	$124,694
ABR / SF	$5.14	$3.91	$3.35	$7.09	$2.75	$3.54	$4.34
Investment in real estate, at cost (000’s)	$349,615	$329,950	$41,638	$159,989	$63,976	$46,566	$991,734

December 31, 2003
SF Owned	9,175,982	10,586,381	4,404,705	1,732,699	2,721,789	1,502,672	30,124,228
% of SF	30.5%	35.1%	14.6%	5.8%	9.0%	5.0%	100.0%
No. of Properties	35	39	11	13	26	11	135
Occupancy	94.0%	91.4%	98.7%	94.4%	74.8%	91.0%	92.1%
Annualized Base Rent (“ABR”) (in 000’s)	$43,816	$37,530	$14,185	$11,998	$5,801	$4,809	$118,139
ABR / SF	$5.08	$3.88	$3.26	$7.11	$2.85	$3.52	$4.26
Investment in real estate, at cost (000’s)	$341,468	$328,236	$50,396	$123,447	$64,334	$43,677	$951,558

The Properties can be categorized as follows to understand our operating results:

•	131 properties aggregating 29.6 million square feet were owned for all of 2004, including 26 properties aggregating 7.7 million square feet in joint ventures.

•	4 properties aggregating 735,000 square feet were acquired in 2004.

•	3 properties aggregating 275,000 square feet were sold in 2004.

•	2 properties aggregating 475,000 square feet of completed construction were placed into service in 2004, including one property in a joint venture that was 348,348 square feet.

     The Company’s results of operations for the periods ended March 31, 2004 and December 31, 2003 were affected by the significant level of acquisition, disposition and development activity, which is shown below (in thousands):

							Development
	Acquisitions		JV Acquisitions		Dispositions		Placed in Service
		Investment in		Investment in		Investment in		Investment in
	Properties	Real Estate, net	Properties	Real Estate, net	Properties	Real Estate, net	Properties	Real Estate, net
2004	4	$38,463	—	$—	3	$14,157	2	$13,511
2003	36	$351,811	16	$87,045	8	$90,300	2	$45,035

Results of Operations

Critical Accounting Policies

     In our Annual Report on Form 10-K for the year ended December 31, 2003, we identified the critical accounting policies, which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include accounting for long-lived assets, revenue recognition, investments in unconsolidated joint ventures, cost capitalization, income tax and REIT compliance and derivative instruments and hedging activities. We have not changed these policies from those previously disclosed in our annual report.

Comparison of the Three Months Ended March 31, 2004 and 2003

     The Company reported net income allocated to common shareholders for the quarter ended March 31, 2004 of $3.2 million, or $0.11 per diluted share, as compared with net income of $5.6 million, or $0.26 per diluted share for the quarter ended March 31, 2003. This decrease in net income is primarily the result of a $3.2 million gain on sale of assets in 2003 and an increase in interest expense of $1.7 million in 2004 as compared to 2003 partially offset by an increase in NOI of $4.7 million.

     The increase in total revenue from $19.3 million in 2003 to $26.5 million in 2004, or 37.3%, along with the increase of $5.9 million or 83.5%, in property operating expenses, including real estate taxes, is primarily the result of the acquisition of $427 million in assets in 2003 net of the impact of the sale and contribution of assets to the BIT JV in the first quarter of 2003. The increase of $1.7 million, or 40.5%, in interest expense is a result of the increase in debt in 2004, which was the result of acquisition activity in 2003 and 2004. Equity in income from equity method investments increased from $1.2 million in 2003 to $1.7 million in 2004 primarily as the result of an increase in earnings from the BIT JV and the Management Company. The BIT JV’s earnings increased as a result of acquisitions by the BIT JV and a full quarter of earnings in 2004 related to the properties sold or contributed to the BIT JV in the first quarter of 2003. The Management Company’s earnings increased as a result of an increase in management fees resulting from the BIT JV. The Company’s income allocated to preferred shareholders increased from $1.1 million in 2003 to $1.9 million in 2004 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003 and Series E Cumulative Redeemable Preferred Stock in March 2004.

Same Store Results

     Same Store Properties include 87 industrial properties and one office property owned as of March 31, 2004, which aggregate 19.1 million square feet or approximately 58.8% of the Company’s net property-operating income for the three-month period ended March 31, 2004. Management believes that the presentation of Same Store operating results is a useful disclosure as a measure of operating performance as it excludes operating results of properties acquired or sold during the periods.

     Set forth below is a schedule comparing the property level net operating income, excluding straight-line rental income, for the Same Store Properties for the three-month periods ended March 31, 2004 and 2003 (in 000’s).

	For the Three Month Period Ended March 31,
	2004	2003	% Change
Revenue
Rental revenue	$12,975	$13,299	(2.4%)
Tenant reimbursements	2,103	2,158	(2.5%)

Total revenue	$15,078	$15,457	(2.5%)
Operating Expenses
Property operating expenses	$949	$1,013	(6.3%)
Real estate taxes	1,793	1,687	6.3%

Total operating expenses	$2,742	$2,700	1.6%

Net Operating Income	$12,336	$12,757	(3.3%)

Same Store Net Operating Income from above	$12,336	$12,757
Non Same Store Property Net Operating Income	9,696	4,431
Straight-line rental income for Same Store properties	171	240
Less: Unconsolidated Net Operating Income related to equity method investments	(1,235)	(1,173)

Property Level Net Operating Income (1)	$20,968	$16,255

Physical occupancy at period end	92.1%	94.4%	(2.3%)

Economic occupancy at period end	89.9%	93.2%	(3.3%)

(1)	Property level net operating income equals total revenue less property operating expenses and real estate taxes. NOI on a cash basis is defined as NOI without straight line rental income, lease termination income and amortization of deferred revenue related to acquired leases. Management believes that NOI measures are useful disclosure as non-GAAP performance measurements as the Company believes these measurements describe the unleveraged performance of the Properties. Accordingly, the Company believes NOI provides investors with useful supplemental information about a specific property’s operating performance because it excludes real estate depreciation and amortization, interest expense and costs not associated with the operation of the property. However, NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of operating performance or an alternative to cash flow from operating activities as a measure of liquidity.

     The following table reconciles property level net operating income in the Same Store presentation above to the Consolidated Statements of Operations:

	For the Three Month
	Period Ended
	March 31,
	2004	2003
Total revenue	$26,525	$19,283
Less: property operating expenses	2,399	1,155
real estate taxes	3,158	1,873

Property level net operating income, as shown above	$20,968	$16,255

     For the quarter, property level net operating income, excluding straight-line rental income for Same Store properties decreased by 3.3% or approximately $421,000 in comparison to the first quarter of 2003. Rental revenue decreased by $324,000 as a result of a decline in economic occupancy from 93.2% for the first quarter of 2003 to 89.9% for the first quarter of 2004, which was related primarily to three properties in South Carolina and 355 Independence Avenue in Pennsylvania.

Segments

Comparison of the Three Months Ended March 31, 2004 and 2003

     Revenue for all of the Company’s properties increased by approximately $7.2 million while property level NOI increased by approximately $4.7 million in the three-month period ended March 31, 2004 as compared to the same period in 2003. Revenue and property level NOI increased in the Pennsylvania, New Jersey and Florida markets as a result of approximately $412 million of acquisitions in 2003 and 2004. Revenue and property level NOI in the South Carolina segment decreased as a result of a decrease in economic occupancy from 88.3% in 2003 to 74.6% in 2004.

Liquidity and Capital Resources

Cash Flows

     Net cash provided by operating activities was $9.0 million for the first three months of 2004 as compared to $10.1 million for the same period in 2003, a decrease of 10.9%. The decrease is primarily the result of asset acquisitions in 2003. This represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

     For the three months ended March 31, 2004, net cash used in investing activities was $35.6 million in 2004 as compared to net cash used in 2003 of $138.9 million. The decrease in cash used is primarily the result of a decrease in property acquisitions in the first quarter of 2004, as compared to 2003. Cash used in property acquisitions in 2004 was $36.6 million compared to $149.1 million during the first quarter of 2003.

     Net cash provided by financing activities in the three-month period ended March 31, 2004 was $31.0 million as compared to the same period in 2003 of $128.8 million. The decrease in net cash provided in 2004 as compared to 2003 is primarily the result of the decrease in acquisition activity in the first quarter of 2004 as compared to the same period in 2003.

Short and Long Term Liquidity

     Cash flow from operating activities is the Company’s principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain initial costs associated with the Company’s development activities. The Company may fund approximately $6.1 million of additional equity to the CalEast joint venture and has a commitment to fund $2.3 million to the BIT joint venture. This equity is expected to be funded as the joint ventures acquire additional properties. The Company jointly and severally guaranteed a $16.4 million recourse construction loan of 5 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 813,000 square foot distribution facility in AirTech Park in Indianapolis, Indiana in the first quarter of 2004. As of March 31, 2004, the facility was 43% leased. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only need to be funded if the borrowing entity defaulted and was not able to cure its default. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. The Company believes all of the sources discussed above will be available in 2004 in order to fund short-term liquidity needs.

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

     In March 2004, the Company sold 2,200,000 shares of 7.375% Series E Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company used the net proceeds of approximately $53.3 million, after underwriters discount and offering expenses to initially pay down outstanding amounts of debt and then to fund acquisitions of properties. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after March 15, 2009.

     The Company’s long-term liquidity needs generally include the funding of existing and future development activity, asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through the combination of the following: (i) the issuance of equity securities by the Company or its Operating Partnership, (ii) the selective disposition of certain real estate assets, (iii) the refinancing of maturing debt obligations, and (iv) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of May 10, 2004, the Company has issued approximately $385.9 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

Capitalization

     As of March 31, 2004, the Company had $248.4 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 7.76% and a weighted average maturity of 3.9 years. The Company has a $185 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank, which expires on December 21, 2004, with an additional one-year extension available at the option of the Company. Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company’s leverage at March 31, 2004, the rate was LIBOR + 1.625%. At March 31, 2004, the Company’s outstanding borrowings under this Credit Facility were $142.3 million at an interest rate of 2.73%. The Company has a $75 million unsecured revolving Term Loan and other secured variable rate debt, which aggregated approximately $51 million at March 31, 2004. At March 31, 2004, the Company’s variable rate debt was approximately 36.6% of total debt, after consideration of the interest rate swaps on the Term Loan. The Company’s ratio of debt to undepreciated assets was 47.2% at March 31, 2004 as compared to 49.6% at December 31, 2003.

Common Shares and Preferred Stock Issuances

     In February 2004, certain unitholders, including certain Series C and D preferred unitholders in the operating partnership converted their OP units to Common Shares and sold 4,041,137 Common Shares in a stock offering in which the Company did not receive any proceeds.

     In March 2004, the Company repurchased 357,143 Common Shares from a shareholder for an aggregate sum of $8.4 million.

     In March 2004, the Company sold 2,200,000 shares of 7.375% Series E Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company used the net proceeds of approximately $53.3 million, after underwriters discount and offering expenses, to initially pay down outstanding amounts of debt and then to fund acquisitions of properties. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after March 15, 2009.

		Less than 1					More than 5
Contractual Obligations	Total	year	1-3 years		3-5 years		years
Fixed and Variable Rate Debt, excluding debt premiums	$516,835	$176,630	$74,248		$199,616		$66,341
Other Long Term Obligations Guarantees	13,400	—	10,200	(1)	3,200	(2)	—
Operating and Ground Leases	5,086	489	693		345		3,559

Total	$535,321	$177,119	$85,141		$203,161		$69,900

(1)	The Company along with its joint venture partner, Browning, have each guaranteed 50% of a $16.4 million construction loan related to a 813,054 square foot warehouse building being constructed by 5 Points Associates, LLC, a joint venture between Browning and the Company. This guarantee is required by the lender during the construction and lease-up period and is reduced to 25% on an aggregate basis once certain leasing levels are obtained. The Company will share pro rata in the net income of the joint venture upon placing the property in service. The Company also has guaranteed $2 million of mortgage debt of Nocha, LLC, the entity which acquired the New York Office Portfolio in 2002, in which the Company has retained an investment. This guarantee expires in phases in 2005 and 2006 and was required by the lender in conjunction with the original financing of the property.

(2)	As the result of an agreement with Browning, the Company has agreed to guarantee $3.2 million of a land development loan obtained by Browning related to the AirTech Park land. The Company has an option agreement related to this land and has the right to develop this land in a joint venture with Browning. The Company has the opportunity to receive its pro rata share of income from any additional properties that are constructed on the AirTech Park land as a result of additional development joint ventures to be formed.

Off-Balance Sheet Arrangements

     The Company has a number of off-balance sheet investments, including joint ventures and other investments. These investments all have varying ownership structures. All of our joint venture arrangements and investments are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. The Company’s off-balance sheet investments are discussed in Note 4 to the Company’s financial statements. Additional information about the debt of unconsolidated joint ventures and related guarantees are included in the contractual obligations table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other consolidated variable rate debt obligations of the Company, excluding debt obligations from the Company’s equity method investments in real estate ventures, represented approximately 36.6% of the Company’s consolidated debt outstanding as of March 31, 2004, after consideration of the interest rate swaps discussed herein. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.8% and 3.9 years, respectively at March 31, 2004. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the three-month period ended March 31, 2004, the Company’s interest expense for the three-month period ended March 31, 2004 would have been increased or decreased by approximately $665,000. Approximately $180.3 million of the Company’s debt, which has a weighted average interest rate of 3.30%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations. Approximately $155.7 million of these debt maturities can be extended for an additional year at the Company’s option. The Company currently intends to refinance or extend the maturities of these maturing obligations.

     A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual March 31, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Company’s net financial instrument position of $8.5 million at March 31, 2004. A 100 basis point decrease in market interest rates would result in an increase in the Company’s net financial instrument position of $8.9 million at March 31, 2004.

     The following table outlines the Company’s debt maturities as of March 31, 2004 (in 000s):

	Payments by Period
	Total	2004	2005-2006	2007-2008	Thereafter
Mortgage Notes Payable:
Fixed Rate	$248,374	$20,969	$31,355	$129,709	$66,341
Variable rate	51,161	13,361	37,800	—	—

	299,535	34,330	69,155	129,709	66,341
Revolving Credit Facility and Term Loan – Unsecured	217,300	142,300	—	75,000	—
Debt Premiums	11,860	1,657	4,422	3,044	2,737

	$528,695	$178,287	$73,577	$207,753	$69,078

     Due to the uncertainty of fluctuations in interest rates, the specific actions that might be taken by management to mitigate the impact of such fluctuations and their possible effects, this sensitivity analysis assumes no changes in the Company’s financial structure.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company repurchased 357,143 shares from Allstate Insurance Company at a price of $23.40 per share on March 22, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of President and Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350
32.3	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

During the three month period ended March 31, 2004 and through May 10, 2004, the Company filed or furnished the following:

i.	A Current Report on Form 8-K filed on February 11, 2004 (reporting under Items 2 and 7) regarding the Company’s acquisition of an industrial property in Indianapolis, Indiana from the Company’s joint venture with Browning Investments, Inc.
ii.	A Current Report on Form 8-K/A filed on February 11, 2004 (reporting under Items 2 and 7) regarding amended financial information and pro formas related to the Company’s Miami portfolio acquisition.

iii.	A Current Report on Form 8-K filed on February 23, 2004 (reporting under Items 5 and 7) filed the consent of the Company’s independent auditors, Ernst & Young, LLP, related to the registration statements on Form S-3.
iv.	A Current Report on Form 8-K filed on February 23, 2004 (reporting under Items 5 and 7) regarding the public offering of approximately 4.0 million shares by two affiliated groups and the Citigroup Global Markets Inc. purchase agreement.
v.	A Current Report on Form 8-K filed on March 12, 2004 (reporting under Items 5 and 7) regarding the underwriting agreement for the sale of 2.2 million shares of its 7.375% Series E Cumulative Redeemable Preferred Stock.
vi.	A Current Report on Form 8-K, filed on May 5, 2004, reporting that on May 3, 2004, the Company and the Operating Partnership entered into an agreement and plan of merger pursuant to which a partnership among ProLogis and affiliates of investment companies managed by Eaton Vance Management will acquire the Company and its subsidiaries through mergers of the Company and the Operating Partnership. The Agreement and Plan of Merger is attached as an exhibit to the 8-K.

SIGNATURES OF REGISTRANT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

Date: May 10, 2004	By:	/s/ Jeffrey E. Kelter

Jeffrey E. Kelter
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Timothy E. McKenna

Timothy E. McKenna
Senior Vice President and Chief Financial Officer

Date: May 10, 2004	By:	/s/ J. Peter Lloyd

J. Peter Lloyd
Senior Vice President and Chief Accounting Officer