Form 10-Q
period 2004-06-30
KEYSTONE PROPERTY TRUST
filed 2004-07-30
CIK 906113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

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

     A total of 31,944,177 common shares of beneficial interest, par value $0.001 per share, of the registrant’s common equity were outstanding as of July 29, 2004.

KEYSTONE PROPERTY TRUST

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2004

Item 1.

KEYSTONE PROPERTY TRUST

CONSOLIDATED BALANCE SHEETS
(dollars in 000s)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
INVESTMENT IN REAL ESTATE:
Land and land improvements	$140,313	$135,801
Buildings and improvements	787,734	757,064
Development and construction-in-progress	86,969	58,658
Investment in direct financing lease	—	35
Less - Accumulated depreciation	(64,690)	(52,569)
Equity method investments and other real estate ventures	72,720	72,162

Total investment in real estate, net	1,023,046	971,151
CASH AND CASH EQUIVALENTS	3,504	427
RESTRICTED CASH AND CASH ESCROWS	1,489	975
NOTES AND ACCOUNTS RECEIVABLE, including straight-line rent receivable of $9,209 and $7,601 in 2004 and 2003, respectively, net of allowance for bad debts of $899 and $621 in 2004 and 2003, respectively	16,756	15,936
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,336 and $1,774 in 2004 and 2003, respectively	2,447	2,703
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS net of accumulated amortization of $9,745 and $7,214 in 2004 and 2003, respectively	18,067	18,838
EQUITY METHOD INVESTMENT IN MANAGEMENT COMPANY	—	5,808
OTHER ASSETS	12,039	7,477

Total assets	$1,077,348	$1,023,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Mortgage notes payable and unsecured debt, including unamortized premiums on assumed indebtedness of $11,307 and $12,521 in 2004 and 2003, respectively	$547,635	$533,717
Accounts payable	9,022	2,897
Dividends and distributions payable	1,886	2,098
Accrued interest payable	1,970	1,163
Acquired lease obligations net of accumulated amortization of $4,055 and $2,930 in 2004 and 2003 respectively	10,769	11,632
Accrued expenses and other liabilities	10,222	11,413
Deferred rent revenue	2,732	2,639

Total liabilities	584,236	565,559

MINORITY INTEREST, 3,938,160 and 5,096,401 units outstanding in 2004 and 2003, respectively	50,095	35,715
CONVERTIBLE PREFERRED UNITS	5,279	52,892
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Convertible Preferred Stock, Series C; $.001 par value; 800,000 shares authorized, 200,000 issued and outstanding in 2004 $500,000 issued and outstanding in 2003; liquidation preference of $5,000 and $12,500 in 2004 and 2003, respectively	—	1
Perpetual Preferred Stock, Series D; $.001 par value; 2,760,000 shares authorized and outstanding in 2004 and 2003, liquidation preference of $69,000 in 2004 and 2003	3	3
Perpetual Preferred Stock, Series E; $.001 par value; 2,200,000 shares authorized and outstanding in 2004 and none issued and outstanding in 2003, $55,000 liquidation preference in 2004 and $0 in 2003	2	—
Common Shares, $ .001 par value; 59,200,000 authorized; 30,894,613 and 26,354,369 shares issued and outstanding in 2004 and 2003, respectively	31	26
Additional paid-in capital	522,474	440,062
Loans to executives and employees to purchase Common Shares	(3,298)	(3,602)
Deferred compensation	(8,956)	(4,843)
Cumulative net income	48,486	40,359
Cumulative distributions	(121,633)	(102,746)
Accumulated other comprehensive income	629	(111)

Total shareholders’ equity	437,738	369,149

Total liabilities and shareholders’ equity	$1,077,348	$1,023,315

The accompanying notes are an integral part of these consolidated financial statements

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s, except for per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Rents	$22,952	$18,667	$45,082	$34,846
Reimbursement revenue and other income	4,776	3,726	9,176	6,831

Total revenue	27,728	22,393	54,258	41,677

EXPENSES:
Property operating expenses	1,383	1,226	3,776	2,381
Real estate taxes	3,508	2,375	6,667	4,247
General and administrative	3,240	2,783	6,415	5,276
Depreciation and amortization	7,348	5,559	14,429	9,971

Total operating expenses	15,479	11,943	31,287	21,875

Income from continuing operations before interest expense, equity in income from equity method investments, gains on sales of assets and discontinued operations	12,249	10,450	22,971	19,802
Interest expense	5,487	4,893	11,471	9,155
Equity in income from equity method investments and other real estate	1,570	1,631	3,268	2,863
Gains on sales of assets	—	—	—	3,220

Income from continuing operations before distributions to preferred unitholders and minority interest of unitholders in Operating	8,332	7,188	14,768	16,730
Distributions to preferred unitholders	(119)	(1,268)	(621)	(2,536)
Minority interest of unitholders in Operating Partnership	(624)	(795)	(1,179)	(2,269)

Income from continuing operations	7,589	5,125	12,968	11,925
Discontinued operations:
(Loss) income from discontinued operations	—	(77)	27	(246)
Gain on disposition of discontinued operations	—	—	2,972	—
Provision for asset impairment	—	—	(3,222)	—
Minority interest	—	16	28	50

Total discontinued operations	—	(61)	(195)	(196)

	7,589	5,064	12,773	11,729
NET INCOME
NET INCOME ALLOCATED TO PREFERRED SHAREHOLDERS	(2,710)	(1,979)	(4,647)	(3,040)

NET INCOME ALLOCATED TO COMMON SHAREHOLDERS	$4,879	$3,085	$8,126	$8,689

EARNINGS PER COMMON SHARE — BASIC:
Net income per Common Share before discontinued operations	$0.16	$0.14	$0.28	$0.41
Discontinued operations	—	—	(0.01)	(0.01)

Net income per Common Share — Basic	$0.16	$0.14	$0.27	$0.40

EARNINGS PER COMMON SHARE — DILUTED:
Net income per Common Share before discontinued operations	$0.15	$0.14	$0.27	$0.41
Discontinued operations	—	—	(0.01)	(0.01)

Net income per Common Share — Diluted	$0.15	$0.14	$0.26	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in 000s)

	For the six months ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income allocated to common shareholders	$8,126	$8,689
Adjustments to reconcile net income allocated to common shareholders to net cash provided by operating activities:
Depreciation and amortization	13,110	10,131
Amortization of deferred financing costs	600	401
Amortization of debt premiums	(1,111)	(341)
Amortization of acquired lease assets	1,409	—
Amortization of acquired lease obligation to revenue	(875)	(458)
Non-cash compensation costs	1,877	768
Gain on sale of assets	(2,972)	(3,221)
Provision for asset impairment	3,222	—
Provision for bad debts	125	—
Straight-line rental income	(1,631)	(1,031)
Decrease in investment in direct financing lease	35	225
Equity in income from equity method investments	(3,268)	(2,863)
Distributions from equity method investments	2,265	2,103
Income allocated to preferred shareholders and preferred unitholders	5,268	5,576
Minority interest	1,151	2,219
Cash provided by (used in):
Accounts receivable	1,309	(1,791)
Other assets	(592)	(649)
Accounts payable, accrued expenses and other liabilities	(774)	(1,894)
Deferred rent revenue	(194)	32

Net cash provided by operating activities	$27,080	$17,896

INVESTING ACTIVITIES:
Properties and joint venture interests acquired	$(36,778)	$(149,089)
Restricted cash	(514)	(18)
Advances and capital contributions to equity method investments	(389)	(278)
Distributions from equity method investments in excess of income	279	—
Development and construction-in-progress expenditures	(28,261)	(6,284)
Capital expenditures and tenant improvements	(2,519)	(2,100)
Payment of leasing commissions	(1,742)	(1,527)
Proceeds from sales of assets, net	9,485	14,312

Net cash (used in) investing activities	$(60,439)	$(144,984)

FINANCING ACTIVITIES:
Issuances of Common Shares due to options exercised	$714	$484
Issuances of Redeemable Preferred Stock, net of issuance costs	53,265	66,147
Repurchase of Common Shares or OP Units	(8,357)	—
Dividends paid on Common Shares	(18,887)	(14,023)
Preferred Units	(5,396)	(4,516)
Distributions paid on OP Units	(2,987)	(3,604)
Proceeds from mortgage notes payable and other unsecured borrowings	29,412	79,668
Repayment of mortgage notes payable	(1,866)	(78,010)
Net (repayments) borrowings under Credit Facility	(9,100)	81,900
Payment of deferred financing costs and early debt retirement costs	(362)	(621)

Net cash provided by financing activities	$36,436	$127,425

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,077	$337
CASH AND CASH EQUIVALENTS, beginning of period	427	1,891

CASH AND CASH EQUIVALENTS, end of period	$3,504	$2,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (net of capitalized interest)	$11,180	$8,839

The accompanying notes are an integral part of these consolidated financial statements.

KEYSTONE PROPERTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     Keystone Property Trust (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) which was organized as a Maryland real estate investment trust in 1999. The majority of the Company’s properties are owned, directly or indirectly, by Keystone Operating Partnership, L.P. (the “Operating Partnership”). The Operating Partnership owns 100% of the preferred stock of Keystone Realty Services, Inc. (the “Management Company”), which entitles the Operating Partnership to receive 95% of the amounts paid as dividends by the Management Company. As of June 30, 2004, the Company owned interests in 136 industrial properties, one office property and an investment in a direct financing lease aggregating approximately 31.3 million square feet (the “Properties”), with 26 of the Properties being owned through joint venture entities. The Properties are located in Central and Eastern Pennsylvania; Northern and Central New Jersey; Indianapolis, Indiana; New York State; Ohio; Greenville, South Carolina; and Southern Florida and had an overall physical occupancy of 91.1% as of June 30, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments consisting solely of normal recurring adjustments necessary to fairly present the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of its operations for the three-month and six-month periods ended June 30, 2004 and 2003, and its cash flows for the six-month periods ended June 30, 2004 and 2003, have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year.

Principles of Consolidation

     The Company is the sole general partner of the Operating Partnership with an ownership interest of approximately 89% at June 30, 2004. The Company and the Operating Partnership are also the direct and indirect owners of several other subsidiary entities. The accompanying consolidated financial statements include the account balances of the Company, the Operating Partnership and their wholly-owned and majority-owned and controlled subsidiaries and their operations on a consolidated basis. The Management Company is a variable interest entity and the Company is the primary beneficiary and as a result is consolidated in the financial statements effective March 31, 2004 pursuant to the requirements of FIN 46R. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Investments in Real Estate

     In accordance with SFAS No. 141, “Business Combinations,” the Company allocates purchase price for properties to the net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in place lease values for acquired properties are recorded based on the present value (using an interest

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid under the in-place leases and the Company’s estimate of the fair market lease rates for the in-place leases measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancelable terms, including any fixed rate renewal periods, of the respective leases. The aggregate value of other intangibles acquired is measured based on the difference between the property valued with in-place leases adjusted to market rates and the property valued as if it was vacant. Intangible assets associated with the origination and contract value of the in-place leases are amortized over the life of the related lease to amortization expense. Allocations of net tangible and identified intangible assets for 2003 and 2004 acquisitions are summarized in Note 3.

     The Company allocates value to tenant relationships, if any, based on the Company’s evaluation of the overall relationship with the respective tenant. The value of tenant relationship intangibles is amortized over the remaining initial lease term and renewals, but in no event longer than the remaining depreciable life of the building. Based on the Company’s evaluation, the Company has not allocated any value to the customer relationship intangibles for 2003 and 2004 acquisitions.

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

Capitalization Policy

     The Company capitalizes direct and indirect costs, including interest costs and payroll costs, directly associated with real estate assets under construction and land under development by the Company or in joint ventures. During the six-months ended June 30, 2004 and 2003, the Company capitalized $1.7 million and $1.4 million of interest costs for construction and development in progress, respectively. The Company capitalized $1.7 million and $1.2 million, respectively, of payroll costs for construction and development in progress during the three months ended June 30, 2004 and 2003.

Earnings per Share

     The Company reports Earnings per Share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” It requires the dual presentation of basic and diluted EPS on the income statement and requires a reconciliation of the numerator and denominator of basic EPS to diluted EPS as follows (in 000s, except share and per share data):

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Income from continuing operations	$7,589	$7,589	$5,125	$5,125
Loss from discontinued operations	—	—	(61)	(61)
Dividends on unvested restricted shares	(148)	(148)	—	—
Minority interest of unitholders in Operating Partnership	—	624	—	780
Income allocated to preferred shareholders	(2,710)	(2,710)	(1,979)	(1,979)

Net income allocated to common shareholders	$4,731	$5,355	$3,085	$3,865

Weighted average number of common shares outstanding	30,375,140	30,375,140	21,709,549	21,709,549
Weighted average OP Units outstanding(1)	—	3,946,636	—	5,487,737
Options outstanding(2)	—	452,717	—	274,850

Total weighted average shares outstanding	30,375,140	34,774,493	21,709,549	27,472,136

Earnings per Common Share:
Continuing operations	$0.16	$0.15	$0.14	$0.14
Discontinued operations	—	—	—	—

Earnings per share	$0.16	$0.15	$0.14	$0.14

	For the six months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Income from continuing operations	$12,968	$12,968	$11,925	$11,925
Loss from discontinued operations	(195)	(195)	(196)	(196)
Dividends on unvested restricted shares	(232)	(232)	—	—
Minority interest of unitholders in Operating Partnership	—	1,151	—	2,220
Income allocated to preferred shareholders	(4,647)	(4,647)	(3,040)	(3,040)

Net income allocated to common shareholders	$7,894	$9,045	$8,689	$10,909

Weighted average number of common shares outstanding	29,189,422	29,189,422	21,584,368	21,584,368
Weighted average OP Units outstanding(1)	—	4,249,034	—	5,519,767
Options outstanding(2)	—	446,549	—	221,467

Total weighted average shares outstanding	29,189,422	33,885,005	21,584,368	27,325,602

Earnings per Common Share:
Continuing operations	$0.28	$0.27	$0.41	$0.41
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Earnings per share	$0.27	$0.26	$0.40	$0.40

1)	Excludes Convertible Preferred Stock and Convertible Preferred Units, as these instruments were anti-dilutive at June 30, 2004 and 2003.

2)	Computed in accordance with the treasury stock method.

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

Stock-Based Compensation

     On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) utilizing the prospective transition method for all awards granted, modified or settled after January 1, 2003. Awards of stock options and restricted stock are expensed as compensation on a current basis over the service period. The Company’s policy is to grant options with an exercise price equal to or in excess of the market price of underlying Common Shares on the date of grant. Awards of stock and restricted stock are expensed as compensation on a current basis over the benefit period. Compensation costs of $5,000 and $0 have been recognized for the three month periods ended June 30, 2004 and 2003 and $5,000 and $122,000 have been recognized for the six month periods ended June 30, 2004 and 2003, respectively for the Company’s stock option plan.

     For the periods prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock issued to Employees,” and related Interpretations. With respect to options granted under the Company’s Amended and Restated 1993 Omnibus Incentive Plan (the “Plan”) prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying consolidated states of operations, as all options granted under those plans had an exercise price equal to or in excess of the market price of the underlying Common Shares on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in 000s, except per share data).

	For the three month period ended		For the six month period ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income allocated to common shareholders, as reported	$4,879	$3,085	$8,126	$8,689
Add: Stock-based employee compensation expense included in reported net income	802	357	1,193	866
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(874)	(445)	(1,337)	(1,042)
Minority interest of unitholders in Operating Partnership	8	18	18	36

Pro forma net income allocated to common shareholders	$4,815	$3,015	$8,000	$8,549

Earnings per share:
Basic – as reported	$0.16	$0.14	$0.27	$0.40

Basic – pro forma	$0.15	$0.14	$0.27	$0.39

Diluted – as reported	$0.15	$0.14	$0.26	$0.40

Diluted – pro forma	$0.15	$0.14	$0.26	$0.39

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     Certain amounts in the June 30, 2003 consolidated financial statements have been reclassified in order to conform with the presentation in the June 30, 2004 consolidated financial statements.

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

     As of June 30, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of June 30, 2004, the Company has three forward starting fixed rate swaps with an aggregate notional amount of $75 million. The Company will pay a fixed rate of approximately 5.5% during the term of the swap and will receive a floating rate equal to the variable interest rate on the Term Loan. The swaps have been designated as a hedge of the variability of cash flows relating to forecasted interest payments associated with the borrowings under the Term Loan. $50 million of these swaps are effective beginning in July 2004 and $25 million is effective beginning in January 2005. The expiration date of these swaps is in September 2008.

     At June 30, 2004, the derivatives had a fair value of $629,000 included in other assets. The change in net unrealized gains/losses of $740,000 in 2004 is also recorded in accumulated other comprehensive income on the balance sheet. The amount recorded in accumulated other comprehensive income (loss) will be reclassified into earnings over the forecast period. No hedge ineffectiveness was recognized during 2004.

     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of New Accounting Pronouncements

     During 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addressed how a business enterprise should evaluate whether it has a controlling financial interest in any entity through means other than voting rights and accordingly should consolidate the entity. During the third quarter of 2003, implementation of FIN 46 was deferred for all entities except those created after January 31, 2003. FIN 46R replaces FIN 46, “Consolidation of Variable Interest Entities,” which was originally issued in January 2003. The Company applied FIN 46R to its variable interests entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 31, 2003, FIN 46R was applied beginning on January 1, 2004. For any VIEs that are consolidated under FIN 46R, that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. There was no cumulative effect of an accounting change recognized when the Company consolidated the Management Company as there was no difference between the net amount added to the balance sheet and any previously recognized interest.

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. SFAS 150 is to be implemented by reporting a cumulative effect of a change in accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. Certain of the provisions of SFAS 150 require that the minority interest ownership of consolidated finite-life entities be shown as a liability and at their fair value. On October 29, 2003, these provisions were indefinitely deferred by the Financial Accounting Standards Board for entities created before November 5, 2003. The Company currently has certain non-wholly owned, consolidated finite-life entities. However, in the event these provisions are reconsidered effective, the impact to the Company’s Consolidated Statements of Operations would not be material.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Dispositions of Real Estate Investments

2004 Transactions

Acquisitions

     During the six months ended June 30, 2004, the Company acquired the following, including closing costs (in 000’s, except square footage):

					Intangible Assets
					Value of			Total
	Acquisition			Building	In-Place	Above Mkt	Below Mkt	Purchase	Assumed
Seller/Property	Date	SF	Land	and Improvements	Leases	Leases	Leases	Price	Debt
2610 NW 89th Street. FL	3/18/2004	30,970	$278	$1,575	$55	$114	$—	$2,022	$—
2650-2660 NW 89th St., FL	3/18/2004	58,500	546	3,098	107	113	—	3,864	—
8925-8935 NW 27th St. FL	3/18/2004	100,098	1,027	5,821	142	—	373	6,617	—
3701 Flamingo Road, FL	3/30/2004	545,000	3,577	20,277	421	—	—	24,275	—

Total		734,568	$5,428	$30,771	$725	$227	$373	$36,778	$—

Dispositions

     During the six months ended June 30, 2004 the Company disposed of three properties aggregating 276,000 square feet located in Indiana, New Jersey and South Carolina for a sale price, excluding closing costs, of approximately $14.2 million, which included $3.8 million of debt paid and closing costs of approximately $900,000.

Discontinued Operations

     The Company reported income from discontinued operations relating to three properties that were sold in 2004. Income from discontinued operations includes interest expense directly related to the debt assumed by the buyer or debt repaid by the Company as a result of the properties sold and excludes any other consolidated interest expense.

     The following table summarizes information for the properties sold in 2004 (in 000s).

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
Revenue	$—	$211	$189	$259
Property Operating Expenses	—	(117)	(66)	(199)
Interest Expense	—	(79)	(6)	(146)
Depreciation and amortization	—	(92)	(90)	(160)
Gain on disposition of discontinued operations	—	—	2,972	—
Provision for asset impairment	—	—	(3,222)	—
Minority Interest	—	16	28	50

Loss from discontinued operations	$—	$(61)	$(195)	$(196)

Pro Forma Operating Results

     The following unaudited pro forma financial information of the Company for the three and six months ended June 30, 2004 and 2003 gives effect to the properties acquired and sold from January 1, 2003 through June 30, 2004 as if these purchases and sales had occurred on January 1, 2003.

	Three months ended June 30,		Six months ended June 30,
	(in 000’s except per		(in 000’s except per
	share data)		share data)
Unaudited	2004	2003	2004	2003
Pro forma total revenue	$27,728	$31,452	$54,766	$54,209
Pro forma net income allocated to Common Shares	4,879	7,416	8,275	11,977
Pro forma net income per Common Share - Basic	0.16	0.34	0.28	0.55
Pro forma net income per Common Share - Diluted	0.15	0.34	0.28	0.55

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

Construction-In-Progress

     During 2002, the Company purchased 26 acres of land at Greenville Yards in Jersey City, NJ, and commenced construction on two industrial buildings, which are expected to aggregate approximately 522,000 square feet at an expected cost of approximately $34 million. This project is currently 24% leased. In September 2003, the Company purchased three separate land parcels in Cranbury, New Jersey that total 87 acres. These acquisitions were pursuant to a build-to-suit agreement with Home Depot U.S.A. Inc. for an industrial building totaling approximately 772,000 square feet at an expected cost of approximately $40 million. In October 2003, the Company began construction of a 500,000 square foot facility on 37 acres at its Cranbury East site with estimated project costs of $24 million. The Cranbury East site is 100% pre-leased. In the fourth quarter of 2003, the Company signed an

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement for a build-to-suit arrangement in Allentown, PA for a 265,535 square foot facility, of which 211,535 square feet will be leased to KIA Motors America, Inc. The estimated cost of the facility is approximately $10 million. At June 30, 2004, approximately $87.0 million is included in development and construction-in-progress related to these construction projects and other development projects.

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

     In July 2003, the Company acquired a 50% interest in 5 Points Associates, LLC, a joint venture with Browning (“5 Points”), which is an entity formed to develop and construct a speculative distribution facility totaling 813,054 square feet located in AirTech Park. 5 Points obtained a $16.4 million construction loan at a rate equal to LIBOR plus 2%, which matures in 2005. This distribution facility is 70.1% leased on a month-to-month lease as of June 30, 2004. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan of a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only be funded if the borrowing entity defaulted and was not able to cure its default.

Keystone New Jersey Associates, LLC

     In March 2001, the Company sold six industrial properties and contributed another industrial property located in northern New Jersey, which aggregated approximately 2.1 million square feet, to a joint venture between the Company and CalEast Industrial Investors, LLC (a joint venture between LaSalle Investment Management, Inc. and California Public Employees Retirement System) at a value of approximately $103.8 million. The joint venture assumed a $62.3 million mortgage loan on these properties. This mortgage is collateralized by these properties, matures in April 2007 and bears a fixed interest rate of 7.91%. This joint venture was formed to own, operate and develop industrial property and is 80% owned by CalEast Industrial Investors, LLC and 20% owned by the Company. The Company may fund approximately $4.7 million of additional equity to this joint venture. The Management Company and the Operating Partnership act as the joint venture’s exclusive acquisition, management and leasing agent. Since its formation in March 2001, this joint venture has acquired industrial properties totaling

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.3 million square feet and 62 acres of land for approximately $63 million, including the acquisition of 230 Brighton Road, a 160,843 square foot industrial property located in New Jersey for a purchase price of approximately $9.1 million in September 2003.

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

     In accordance with FIN 46R, the CalEast JV, 5 Points venture, the Nocha, LLC investment and the Management Company were reviewed to determine if the entities were VIEs. The Company owns 20% interest in the CalEast JV and does not have decision-making authority over the venture. Also, the CalEast JV has sufficient amounts of equity to not be considered a VIE. The 5 Points joint venture has sufficient amounts of equity to not be considered a VIE and the Company has a 50% ownership stake in the entity. The Company does not have sole decision-making authority in 5 Points as all major decisions are jointly made by its members. The Company has a $27 million preferred equity investment in Nocha, LLC. The Company does not have control over major decisions related to its operations and the entity is sufficiently capitalized. The Management Company was consolidated as a result of FIN 46R on March 31, 2004.

     The following table summarizes the equity method investments in real estate ventures of the Company as of June 30, 2004 and December 31, 2003 (in 000s):

	June 30 , 2004	December 31, 2003
5 Points	$1,934	$1,636
CalEast JV	19,422	19,175
Nocha LLC	27,751	27,562
BIT JV	23,613	23,789

Total	$72,720	$72,162

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the equity in income from equity method investments for the three-month and six month periods ended June 30, 2004 and 2003 (in 000s):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Keystone Realty Services, Inc.	$—	$145	$202	$127
4 Points	—	101	—	181
5 Points	124	—	163	—
CalEast JV	332	227	649	472
Nocha LLC	743	742	1,485	1,485
BIT JV	371	416	769	598

Total	$1,570	$1,631	$3,268	$2,863

5. Indebtedness

Variable Rate Indebtedness

     In March 2003, the Company’s $125 million unsecured revolving credit facility (the “Credit Facility”) was increased to $185 million. Borrowings under the Credit Facility may be used by the Company to fund acquisition and development of real estate, as well as providing working capital to the Company. The Credit Facility, which was originated in December 2001, has a term of three years with a one-year extension available at the option of the Company. Interest is calculated based on a grid, which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.875%. Based on the Company’s current leverage, the facility is priced at LIBOR plus 1.625%. The interest rate on this facility was 3.04% at June 30, 2004. At June 30, 2004 and December 31, 2003, the Company had $126.3 million and $135.4 million, respectively, outstanding on the Credit Facility. The weighted average balance outstanding and weighted average interest rate for the six months ended June 30, 2004 and twelve months ended December 31, 2003 were $134 million and $142.7 million, and 2.87% and 3.16%, respectively. The Credit Facility requires the Company to meet certain financial covenants, including certain leverage and coverage ratios, on a quarterly, annual and ongoing basis. The Company is in compliance with these debt covenants as of June 30, 2004.

     In September 2003, the Company obtained a $75 million unsecured Term Credit Facility (the “Term Loan”), which matures in September 2008. Interest is calculated based on a grid, which is based on the Company’s leverage ranging from LIBOR plus 1.35% to LIBOR plus 1.75%. Based on the Company’s current leverage, the Term Loan is priced at LIBOR plus 1.625%. The weighted average interest rate for the six months ended June 30, 2004 was 2.78%. The Term Loan has certain financial covenants, which are identical to the Credit Facility covenants. The Company has utilized forward starting interest rate swaps, effective at various dates in 2004 and 2005, to hedge interest rate risk associated with the Term Loan.

     The Company has other variable rate loans outstanding aggregating $87.7 million and $58.2 million at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, interest rates on these loans ranged from 2.84% to 3.41% and 2.66% to 3.09%, respectively. The weighted average interest rates for these loans were 3.11% and 3.01% at June 30, 2004 and December 31, 2003, respectively. The maturities for these loans range from December 2004 through March 2006.

Fixed Rate Indebtedness

     Mortgage notes payable of $247.4 million and $252.6 million, excluding debt premiums, encumbered 30 and 31 of the properties at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, interest rates on the mortgage loans ranged from fixed rates of 6.89% to 8.41%. Mortgage notes had weighted average interest rates of 7.76% and 7.77% at June 30, 2004 and December 31, 2003, respectively. The maturities for these notes range from October 2004 through April 2012.

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

     In March 2004, the Company repurchased 357,143 common shares from a respective shareholder for an aggregate sum of $8.4 million.

     In March 2004, the Company sold 2,200,000 shares of 7.375% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Shares”) at a price of $25.00 per share. The Company used the net proceeds of approximately $53.3 million, after underwriters discount and offering expenses, to fund acquisitions of properties and pay down outstanding amounts from the Credit Facility. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after May 15, 2009. The Series E Preferred Shares are traded on the NYSE under the symbol “KTRPrE”. The net proceeds of the offering were used to repay existing indebtedness outstanding under the Credit Facility, as well as for general corporate purposes, including funding property acquisitions and the Company’s development activities.

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

	Real Estate Related Revenue		Real Estate Related Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
New Jersey	$8,837	$8,426	$17,655	$14,083
Pennsylvania	9,399	10,212	19,410	18,806
Indiana	1,047	411	2,148	1,707
Florida	4,483	—	7,949	—
South Carolina	1,552	1,736	3,062	3,743
Other	2,410	1,819	4,223	3,597

Total	$27,728	$22,604	$54,447	$41,936

Less: Discontinued Operations	$—	$(211)	$(189)	$(259)
Total less Discontinued Operations	$27,728	$22,393	$54,258	$41,677

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property Level Net Operating Income(1)		Property Level Net Operating Income(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
New Jersey	$7,226	$6,761	$14,150	$11,360
Pennsylvania	7,800	8,793	15,612	15,898
Indiana	960	343	1,980	1,546
Florida	3,177	—	5,799	—
South Carolina	1,277	1,484	2,499	3,220
Other	2,397	1,505	3,898	3,086

Total	$22,837	$18,886	$43,938	$35,110

Less: Discontinued Operations	$—	$(94)	$(123)	$(61)

Total Less Discontinued Operations	$22,837	$18,792	$43,815	$35,049

	Depreciation and Amortization Expense		Depreciation and Amortization Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
New Jersey	$2,273	$1,956	$4,451	$3,343
Pennsylvania	2,604	2,264	5,217	4,224
Indiana	294	169	665	550
Florida	1,260	—	2,262	—
South Carolina	456	472	931	935
Other	461	790	993	1,079

Total	$7,348	$5,651	$14,519	$10,131

Less: Discontinued Operations	$—	$(92)	$(90)	$(160)

Total Less Discontinued Operations	$7,348	$5,559	$14,429	$9,971

	Capital Expenditures		Capital Expenditures
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
New Jersey	$174	$537	$1,066	$571
Pennsylvania	153	931	342	1,202
Indiana	1	16	5	16
Florida	858	—	872	—
South Carolina	24	100	184	142
Other	48	49	50	115

Total	$1,258	$1,633	$2,519	$2,046

	Investment in Real Estate		Physical Occupancy(3)
	At Cost(2)		Period Ended June 30,
	2004	2003	2004	2003
New Jersey	$370,322	$341,468	96.8%	93.9%
Pennsylvania	332,553	328,236	86.8%	94.1%
Indiana	41,640	50,396	98.7%	92.5%
Florida	160,893	123,447	87.9%	N/A
South Carolina	64,000	64,334	75.7%	84.7%
Other	45,608	43,677	94.3%	91.0%

Total	$1,015,016	$951,558	91.1%	92.6%

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of NOI to Net Income	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment property level net operating income as shown above	$22,837	$18,792	$43,815	$35,049
Depreciation and amortization expense	(7,348)	(5,559)	(14,429)	(9,971)
General and administrative expense	(3,240)	(2,783)	(6,415)	(5,276)
Interest expense	(5,487)	(4,893)	(11,471)	(9,155)
Equity in income from equity method investments	1,570	1,631	3,268	2,863
Gains on sales of assets	—	—	—	3,220
Distributions to preferred unitholders	(119)	(1,268)	(621)	(2,536)
Minority interest of unitholders in Operating Partnership	(624)	(795)	(1,179)	(2,269)
Income from discontinued operations	—	(77)	27	(246)
Gain on disposition of discontinued operations	—	—	2,972	—
Provision for asset impairment	—	—	(3,222)	—
Minority interest from discontinued operations	—	16	28	50
Income Allocated to Preferred Shareholders	(2,710)	(1,979)	(4,647)	(3,040)

Net Income Allocated to Common Shareholders	$4,879	$3,085	$8,126	$8,689

(1) NOI equals total revenue less property operating expenses and real estate taxes. Management believes that NOI measures are useful disclosure as non-GAAP performance measurements as the Company believes these measurements describe the unleveraged performance of the Properties. Accordingly, the Company believes NOI provides investors with useful supplemental information about a specific property’s operating performance because it excludes real estate depreciation and amortization, interest expense and costs not associated withe the operation of the property. However, NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of operating performance or an alternative to cash flow from operating activities as a measure of liquidity.

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

     In January 2004, the Company declared a dividend of $0.33 per Common Share for the fourth quarter of 2003, which was paid on January 30, 2004 to shareholders of record on January 16, 2004. In January 2004, the Company declared a dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the fourth quarter of 2003, which was paid on January 30, 2004 to shareholders of record on January 16, 2004

     In January 2004, the Company and the Operating Partnership paid distributions to the holders of Series C Convertible Preferred Stock, Redeemable Preferred Stock and Series C and D Convertible Preferred Units, which aggregated $3.1 million.

     The Company and the Operating Partnership paid distributions to holders of Series C Convertible Preferred Stock and Convertible Preferred Units, which are each, entitled to a preferred dividend or a preferred return ranging from 9.0% to 9.75% of liquidation value. These distributions are paid on a quarterly basis. Distributions paid to holders of Series C Convertible Preferred Stock and Convertible Preferred Units were approximately $1.8 million and $4.5 million during the six months ended June 30, 2004 and 2003, respectively. In July 2004, the Company and the Operating Partnership paid distributions to the holders of Series C Convertible Preferred Stock, Convertible Preferred Units, Series D Redeemable Preferred Stock and Series E Redeemable Preferred Stock, which aggregated $2.8 million.

KEYSTONE PROPERTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Subsequent Events

     In July 2004, the Company declared a dividend of $0.33 per Common Share for the second quarter of 2004, which was paid on July 30, 2004 to shareholders of record on July 16, 2004. The Company declared a dividend of $0.5703125 per share of Series D Cumulative Redeemable Preferred Stock for the second quarter of 2004, which was paid on July 30, 2004 to shareholders of record on July 16, 2004. Also, the Company declared a dividend of $0.4609375 per share of Series E Preferred Shares payable on July 30, 2004 to shareholders of record as of July 16, 2004. This dividend represents an annualized rate of $1.84375 per Series E Preferred Share.

     On May 3, 2004 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which a partnership among ProLogis (“ProLogis”) and affiliates of investment companies managed by Eaton Vance Management (“Eaton Vance”) will acquire Keystone and its subsidiaries through mergers of Keystone and Keystone OP with transitory merger subsidiaries of the ProLogis-Eaton Vance partnership (the “Mergers”).

     Pursuant to the terms of the Merger Agreement, each of the issued and outstanding Keystone common shares of beneficial interest, par value $.001 per share (the “Common Shares”), will be converted into the right to receive $23.80 in cash. Each issued and outstanding share of Series C Convertible Preferred Stock, Series D Cumulative Redeemable Preferred Stock and Series E Cumulative Redeemable Preferred Stock, each with a par value of $.001 per share (collectively, the “Preferred Shares”), will remain outstanding until such time as Keystone is liquidated following the closing of the Mergers. Holders of Preferred Shares will receive cash distributions in such liquidation in accordance with the terms of the Articles Supplementary classifying such Preferred Shares. Each common unit of limited partnership interest in Keystone OP (each, an “OP Unit”) will be converted into the right to receive either (i) $23.80 in cash or (ii) if the holder of the OP Unit so elects, common units of limited partner interest in a partnership subsidiary of ProLogis.

     The Merger Agreement has been unanimously approved by the Board of Trustees of Keystone. On July 30, 2004, the holders of a majority of the Company’s shares voted to approve the Merger Agreement. It is anticipated that the closing will be consummated after the satisfaction or waiver of certain customary closing conditions as set forth in the Merger Agreement. The Merger Agreement contains no financing condition. The parties expect to complete the Mergers as promptly as practicable after the satisfaction or waiver of those conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     The following discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere herein. This quarterly report contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions, which are predictions of or indicate future events and trends that do no relate to historical matters identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that these expectations will be realized. As a result, the Company’s actual results could materially differ from those set forth in the forward-looking statements. Certain factors that might cause such a difference include. but are not limited to, the following: real estate investment considerations, such as the effect of economic and other considerations in the market area on cash flows and values; the need to renew leases or relet space upon the expiration of current leases; the risks associated with the construction and development of properties; the ability of a property to generate revenues sufficient to make principal payments on outstanding debt; outstanding debt may be refinanced at higher interest rates or otherwise on terms less favorable to the Company, interest rates under the Company’s $185,000,000 senior unsecured revolving credit facility (the “Credit Facility”) and other variable rate debt may increase and changes in: economic conditions generally and the real estate market specifically, legislative/regulatory matters (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rates competition, future terrorist attacks in the United States, defaults on or on-renewal of leases by tenants, decreased rental rates or increased vacancy rates, financial market fluctuations, environmental uncertainties, supply and demand for properties in our current and proposed market areas, general accounting principles and policies and guidelines applicable to REITs.

Executive Summary

     The Company is a fully integrated real estate investment trust focused on the acquisition, development and management of bulk warehouse distribution facilities in the Northeast corridor and the East Coast of the United States. At June 30, 2004, the Company owned interests in a portfolio of 138 properties (136 distribution facilities, one office building and an investment in a direct financing lease (the “Properties”)) which aggregated 31.1 million square feet with 7.7 million square feet, or 26 properties, owned in two joint ventures and 2.9 million square feet, or five properties (including two properties that are partially leased as of June 30, 2004), under construction.

     As discussed in Note 9 to the Company’s financial statements, the Company has entered into a Merger Agreement with ProLogis and Eaton Vance. The transaction is expected to close after the satisfaction or waiver of certain customary closing conditions as set forth in the Merger Agreement.

The Company operates in the following states as listed below:

	NJ	PA	IN	FL	SC	Other	Total
June 30, 2004
SF Owned	9,205,524	10,586,381	4,812,121	2,467,267	2,701,789	1,502,672	31,275,754
% of SF	29.4%	33.8%	15.4%	7.9%	8.6%	4.8%	100.0%
No. of Properties	35	39	11	17	25	11	138
Occupancy	96.8%	86.8%	98.7%	87.9%	75.7%	94.3%	91.1%
Annualized Base Rent (“ABR”) (in 000’s)	$46,171	$35,777	$15,706	$15,394	$5,765	$5,237	$124,050
ABR / SF	$5.18	$3.89	$3.31	$7.10	$2.82	$3.70	$4.36
Investment in real estate, at cost (000’s)	$370,322	$332,553	$41,640	$160,893	$64,000	$45,608	$1,015,016
December 31, 2003
SF Owned	9,175,982	10,586,381	4,404,705	1,732,699	2,721,789	1,502,672	30,124,228
% of SF	30.5%	35.1%	14.6%	5.8%	9.0%	5.0%	100.0%
No. of Properties	35	39	11	13	26	11	135
Occupancy	94.0%	91.4%	98.7%	94.4%	74.8%	91.0%	92.1%
Annualized Base Rent (“ABR”) (in 000’s)	$43,816	$37,530	$14,185	$11,998	$5,801	$4,809	$118,139
ABR / SF	$5.08	$3.88	$3.26	$7.11	$2.85	$3.52	$4.26
Investment in real estate, at cost (000’s)	$341,468	$328,236	$50,396	$123,447	$64,334	$43,677	$951,558

The Properties can be categorized as follows to understand our operating results:

•	132 properties aggregating 29.6 million square feet were owned for all of 2004, including 26 properties aggregating 7.7 million square feet in joint ventures.

•	4 properties aggregating 735,000 square feet were acquired in 2004.

•	3 properties aggregating 275,000 square feet were sold in March 2004.

•	2 properties aggregating 697,000 square feet of completed construction were placed into service in 2004, including one property in a joint venture that was 570,024 square feet.

     The Company’s results of operations for the periods ended June 30, 2004 and December 31, 2003 were affected by the significant level of acquisition, disposition and development activity, which is shown below (in thousands):

							Development
	Acquisitions		JV Acquisitions		Dispositions		Placed in Service
		Investment		Investment		Investment		Investment
	Properties	in R/E, net	Properties	in R/E, net	Properties	in R/E, net	Properties	in R/E, net
2004	4	$38,463	—	$—	3	$14,157	2	$17,923
2003	36	$351,811	8	$87,045	8	$90,300	2	$45,035

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

Comparison of the Three Months Ended June 30, 2004 and 2003

     The Company reported net income allocated to common shareholders for the quarter ended June 30, 2004 of $4.9 million, or $0.15 per diluted share, as compared with net income of $3.1 million, or $0.14 per diluted share for the quarter ended June 30, 2003. This increase in net income is primarily the result of an increase in revenue related to properties acquired in the first quarter of 2004 and 2003, partially offset by an increase in operating expenses, including real estate taxes. The Company’s income allocated to preferred shareholders increased due to the Company’s issuance of its Series E Cumulative Redeemable Preferred Stock in March 2004.

     The increase in rent revenue from $18.7 million in 2003 to $23.0 million in 2004, or 23.0%, along with the increase of $3.1 million in operating expenses, including depreciation and amortization, is primarily the result of the acquisitions. The Company’s rents increased in 2004 as compared to 2003 as a result of $4.1 million related to properties acquired in November, 2003. The Company’s operating expenses increased in 2004 as compared to 2003 as a result of $1.3 million related to properties acquired in November of 2003. Interest expense increased by approximately $600,000 as a result of overall debt increases from acquisitions. The decrease in preferred distributions to unitholders of $1.1 million from $1.3 million in 2003 to $119,000 in 2004, or 84.6%, is related to conversions and repurchases of the Company’s Series C and D Preferred Units in the first quarter of 2004.

     The Company’s income allocated to preferred shareholders increased from $2.0 million in 2003 to $2.7 million in 2004 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003 and Series E Cumulative Redeemable Preferred Stock in March 2004.

Comparison of the Six Months Ended June 30, 2004 and 2003

     The Company reported net income allocated to common shareholders for the six months ended June 30, 2004 of $8.1 million, or $0.26 per diluted share, as compared with net income of $8.7 million, or $0.40 per diluted share for the six months ended June 30, 2003. This decrease in net income is primarily the result of an increase in net operating income related to properties acquired in the fourth quarter of 2003 and 2004, offset by a provision for asset impairment recorded in the first quarter of 2004. The Company’s income allocated to preferred shareholders increased due to the Company’s issuance of its Series E Cumulative Redeemable Preferred Stock in March 2004.

     The increase in rent revenue from $34.8 million in 2003 to $45.1 million in 2004, or 29.6%, along with an increase of $3.8 million from $6.6 million in 2003 to $10.4 million in 2004, or 57.6%, in operating expenses, including real estate taxes, is primarily the result of the acquisition of properties in the fourth quarter of 2003 and 2004. Interest expense increased by approximately $2.3 million as a result of overall debt increases from acquisitions. The decrease in distributions to preferred unitholders of $1.9 million from $2.5 million in 2003 to $621,000 in 2004, or 75.5%, is related to the repurchase of the Company’s Series C and D Preferred Units in the first quarter of 2004. The Company’s income allocated to preferred shareholders increased from $3.0 million in 2003 to $4.6 million in 2004 due to the Company’s issuance of its Series D Cumulative Redeemable Preferred Stock in February 2003 and Series E Cumulative Redeemable Preferred Stock in March 2004.

Same Store Results

     Same Store Properties include 113 industrial properties and 1 office property owned as of March 31, 2003, which aggregate 26.3 million square feet or approximately 81.1% of the Company’s net property-operating income for the quarter ended June 30, 2004. Management believes that the presentation of Same Store operating results is a useful disclosure as a measure of operating performance as it excludes operating results of properties acquired or sold during the periods.

     Set forth below is a schedule comparing the property level net operating income, excluding straight-line rental income, for the Same Store Properties for the three-and six-month periods ended June 30, 2004 and 2003 (in 000’s).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Revenue
Rental revenue	$18,834	$18,095	4.1%	$31,809	$31,394	1.3%
Tenant reimbursements	3,423	3,441	(0.5%)	5,527	5,599	(1.3%)

Total revenue	$22,257	$21,536	3.3%	$37,336	$36,993	0.9%
Operating Expenses
Property operating expenses	$1,047	$1,338	(21.7%)	$1,997	$2,351	(15.1%)
Real estate taxes	2,694	2,545	5.9%	4,487	4,232	6.0%

Operating expenses	3,741	3,883	(3.7%)	6,484	6,583	(1.5%)

Net Operating Income	$18,516	$17,653	4.9%	$30,852	$30,410	1.5%

Same Store Net Operating Income from above	$18,516	$17,653		$30,852	$30,410
Non Same Store Property Net Operating Income	5,418	2,097		15,124	6,530
Straight-Line rental income for Same Store properties	96	231		267	471
Less: Unconsolidated Net Operating Income related to equity method investments	(1,193)	(1,189)		(2,428)	(2,362)

Property Level Net Operating Income (1)	$22,837	$18,792		$43,815	$35,049

Physical occupancy at period end	91.9%	93.5%	(1.6%)	91.9%	93.5%	(1.6%)

Economic occupancy at period end	89.7%	87.9%	1.8%	89.8%	90.1%	(0.3%)

(1) Property level net operating income equals total revenue less property operating expenses and real estate taxes. NOI on a cash basis is defined as NOI without straight line rental income, lease termination income and amortization of deferred revenue related to acquired leases. Management believes that NOI measures are useful disclosure as non-GAAP performance measurements as the Company believes these measurements describe the unleveraged performance of the Properties. Accordingly, the Company believes NOI provides investors with useful supplemental information about a specific property’s operating performance because it excludes real estate depreciation and amortization, interest expense and costs not associated withe the operation of the property. However, NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of operating performance or an alternative to cash flow from operating activities as a measure of liquidity.

The following table reconciles property level net operating income in the Same Store presentation above to the Consolidated Statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total Revenue	$27,728	$22,393	$54,258	$41,677
Less: Property operating expenses	1,383	1,226	3,776	2,381
Real estate taxes	3,508	2,375	6,667	4,247

Property level net operating income, as shown above	$22,837	$18,792	$43,815	$35,049

     Comparison of the Three Months Ended June 30, 2004 and 2003

     For the quarter, property level net operating income, excluding straight-line rental income for Same Store properties increased by 4.9% or approximately $863,000 in comparison to the second quarter of 2003. Rental revenue increased by $739,000 as a result of an increase in economic occupancy from 87.9% for the second quarter of 2003 to 89.7% for the second quarter of 2004, which was related primarily to increased physical occupancy in New Jersey and rent increases in New Jersey and Pennsylvania.

     Comparison of the Six Months Ended June 30, 2004 and 2003

     Year to date, property level net operating income, excluding straight-line rental income for Same Store properties increased by 1.5% or approximately $442,000 in comparison to the same six-month period in 2003. This increase was the result of a 1.3%, or $415,000, increase in rental revenue, which related primarily to rent increases at 1465 Nitterhouse Drive in Pennsylvania as well as 21 Cranbury Road and 200 Middlesex Avenue in New Jersey. The rent increases were offset by increased vacancy and rent concessions primarily at Augusta Road and South Highway 14 in South Carolina and 355 Independence Avenue in Pennsylvania. Economic occupancy declined from 90.1% for the six-month period of 2003 to 89.8% for year-to-date 2004.

Segments

Comparison of the Three Months Ended June 30, 2004 and 2003

     Revenue for all of the Company’s properties increased by approximately $5.3 million while property level NOI increased by approximately $4.0 million in the three-month period ended June 30, 2004 as compared to the same period in 2003. Revenue and property level NOI increased in the Florida market as a result of approximately $163 million of acquisitions in the fourth quarter of 2003 and the first quarter of 2004. Revenue and property level NOI in the Pennsylvania segment decreased as a result of decreased occupancy in 2004.

Comparison of the Six Months Ended June 30, 2004 and 2003

     Revenue for all of the Company’s properties increased by approximately $12.6 million while property level NOI increased by approximately $8.7 million in the six-month period ended June 30, 2004 as compared to the same period in 2003. Revenue and property level NOI increased in the Pennsylvania, New Jersey and Florida markets as a result of approximately $412 million of acquisitions in 2003 and 2004. Revenue and property level NOI in the South Carolina segment decreased as a result of a decrease in economic occupancy from 85.3% in 2003 to 70.2% in 2004.

Liquidity and Capital Resources

Cash Flows

     Net cash provided by operating activities was $27.1 million for the first six months of 2004 as compared to $17.9 million for the same period in 2003, an increase of 51.3%. The increase is primarily the result of asset acquisitions in 2003. Cash from operations represents the Company’s primary source of liquidity to fund distributions to shareholders and unitholders in the Operating Partnership and to a certain extent, recurring costs associated with the re-leasing and renovation of the Company’s properties.

     For the six months ended June 30, 2004, net cash used in investing activities was $60.4 million in 2004 as compared to net cash used in 2003 of $145.0 million. The decrease in cash used is primarily the result of a decrease in property acquisitions in 2004, as compared to the same quarter in 2003. Cash used in property acquisitions in 2004 was $36.6 million compared to $149.1 million during the second quarter of 2003.

     Net cash provided by financing activities in the six-month period ended June 30, 2004 was $36.4 million as compared to the same period in 2003 of $127.4 million. The decrease in net cash provided in 2004 as compared to 2003 is primarily the result of less borrowings from a decrease in acquisition activity in the second quarter of 2004 as compared to the same period in 2003.

Short and Long Term Liquidity

     Cash flow from operating activities is the Company’s principal source of funds to pay debt service, common and preferred distributions, recurring capital expenditures and certain initial costs associated with the Company’s development activities. The Company may fund approximately $4.7 million of additional equity to the CalEast joint venture and has a commitment to fund $1.8 million to the BIT joint venture. This equity is expected to be funded as the joint ventures acquire additional properties. The Company jointly and severally guaranteed a $16.4 million recourse construction loan of 5 Points Associates, LLC, a joint venture with Browning Investments, Inc., which completed construction of an approximately 813,000 square foot distribution facility in AirTech Park in Indianapolis, Indiana in the first quarter of 2004. As of June 30, 2004, the facility was 70.1% leased. In connection with the development in AirTech Park, the Company also guaranteed a $3.2 million development loan to a Browning affiliate for certain site improvements to AirTech Park. The Company does not anticipate that any amounts will need to be funded by the Company as a result of these loan guarantees as these guarantees would only need to be funded if the borrowing entity defaulted and was not able to cure its default. The Company expects to meet its short-term (one year or less) liquidity requirements generally through working capital, net cash provided by operating activities, availability under the Credit Facility and through proceeds from future asset sales. The Company believes all of the sources discussed above will be available in 2004 in order to fund short-term liquidity needs.

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

     In March 2004, the Company sold 2,200,000 shares of 7.375% Series E Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company used the net proceeds of approximately $53.3 million, after underwriters discount and offering expenses to initially pay down outstanding amounts of debt and then to fund acquisitions of properties. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after May 15, 2009.

     The Company’s long-term liquidity needs generally include the funding of existing and future development activity, asset acquisitions and the retirement of mortgage debt and amounts outstanding under the Credit Facility. The Company expects to meet its long-term liquidity needs through the combination of the following: (i) the issuance of equity securities by the Company or its Operating Partnership, (ii) the selective disposition of certain real estate assets, (iii) the refinancing of maturing debt obligations, and (iv) the sale or contribution of certain of its wholly-owned properties to strategic joint ventures to be formed, which could allow the Company to generate additional capital. The Company continues to evaluate its ongoing capital needs and potential financing sources, including accessing the market for rated corporate debt. Finally, the Company expects that certain of the sources described above regarding short-term liquidity will be an additional source of capital for long-term liquidity. The Company has on file with the Securities and Exchange Commission a Form S-3 Shelf Registration Statement under which the Company from time to time may issue common shares, or preferred stock and depository shares representing preferred stock, with an aggregate value of up to $500 million. As of July 30, 2004, the Company has issued approximately $385.9 million of securities under this Registration Statement.

     The Company believes that its available cash and cash equivalents and cash flows from operating activities together with cash available from borrowings and ability to access other sources of capital, will be adequate to meet its capital and liquidity needs in both the short and the long-term.

Capitalization

     As of June 30, 2004, the Company had $335 million of mortgage debt outstanding, excluding unamortized debt premiums, at a weighted average interest rate of 6.54% and a weighted average maturity of 4.15 years. The Company has a $185 million unsecured revolving Credit Facility with a group of commercial lenders led by Wells Fargo Bank, which expires on December 21, 2004, with an additional one-year extension available at the option of the Company. Interest is calculated on a grid based on the Company’s leverage ranging from LIBOR + 1.35% to LIBOR + 1.875%. Based on the Company’s leverage at June 30, 2004, the rate was LIBOR + 1.625%. At June 30, 2004, the Company’s outstanding borrowings under this Credit Facility were $126.3 million at an interest rate of 3.04%. The Company has a $75 million unsecured revolving Term Loan and other secured variable rate debt, which aggregated approximately $87.7 million at June 30, 2004. At June 30, 2004, the Company’s variable rate debt was approximately 39.1% of total debt, after consideration of the interest rate swaps on the Term Loan. The Company’s ratio of debt to undepreciated assets was 48.0% at June 30, 2004 as compared to 49.6% at December 31, 2003.

Common Shares and Preferred Stock Issuances

     In February 2004, certain unitholders, including certain Series C and D preferred unitholders in the operating partnership converted their OP units to common shares and sold 4,041,137 common shares in a stock offering in which the Company did not receive any proceeds.

     In March, 2004, the Company repurchased 357,143 common shares from a respective shareholder for an aggregate sum of $8.4 million.

     In March 2004, the Company sold 2,200,000 shares of 7.375% Series E Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The Company used the net proceeds of approximately $53.3 million, after underwriters discount and offering expenses, to initially pay down outstanding amounts of debt and then to fund acquisitions of properties. These shares have no stated maturity, are not convertible and are redeemable for cash at the Company’s option after May 15, 2009.

		Less than 1					More than 5
Contractual Obligations	Total	year	1-3 years		3-5 years		years
Fixed and Variable Rate Debt, excluding debt premiums	$536,328	$189,286	$163,230		$111,376		$72,436
Other Long Term Obligations
Guarantees(3)	13,400	—	10,200	(1)	3,200	(2)	—
Operating and Ground Leases	5,099	652	652		413		3,382

Total	$554,827	$189,938	$174,082		$114,989		$75,818

(1)	The Company along with its joint venture partner, Browning, have each guaranteed 50% of a $16.4 million construction loan related to a 813,054 square foot warehouse building being constructed by 5 Points Associates, LLC, a joint venture between Browning and the Company. This guarantee is required by the lender during the construction and lease-up period and is reduced to 25% on an aggregate basis once certain leasing levels are obtained. The Company will share pro rata in the net income of the joint venture upon placing the property in service. The Company also has guaranteed $2 million of mortgage debt of Nocha, LLC, the entity which acquired the New York Office Portfolio in 2002, in which the Company has retained an investment. This guarantee expires in phases in 2005 and 2006 and was required by the lender in conjunction with the original financing of the property.

(2)	As the result of an agreement with Browning, the Company has agreed to guarantee $3.2 million of a land development loan obtained by Browning related to the AirTech Park land. The Company has an option agreement related to this land and has the right to develop this land in a joint venture with Browning. The Company has the opportunity to receive its pro rata share of income from any additional properties that are constructed on the AirTech Park land as a result of additional development joint ventures to be formed.

(3)	The Company is not aware of any conditions that would require the Company to fund the guarantees as of June 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary exposure to market risk is to changes in interest rates. The Company is exposed to market risk related to its Credit Facility and other variable rate debt obligations as interest on these obligations is subject to fluctuations in the market. The amount outstanding under the Credit Facility and other consolidated variable rate debt obligations of the Company, excluding debt obligations from the Company’s equity method investments in real estate ventures, represented approximately 39.1% of the Company’s consolidated debt outstanding as of June 30, 2004, after consideration of the interest rate swaps discussed herein. The Company also utilizes mortgage debt with fixed rates as a source of capital. The weighted average interest rate and maturity for fixed rate debt was 7.76% and 3.7 years, respectively at June 30, 2004. As these debt instruments mature, the Company typically refinances such debt at then existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     If the interest rate for the Credit Facility and other variable rate debt was 100 basis points higher or lower during the six-month period ended June 30, 2004, the Company’s interest expense for the six-month period ended June 30, 2004 would have been increased or decreased by approximately $1.4 million. Approximately $189.3 million of the Company’s debt, which has a weighted average interest rate of 3.47%, matures over the next twelve months. The Company currently intends to refinance or extend the maturities of these maturing obligations. Approximately $157.8 million of these debt maturities can be extended for an additional year at the Company’s option. The Company currently intends to refinance or extend the maturities of these maturing obligations.

     A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual June 30, 2004 levels, with all other variables held constant. The fair value of the debt as of June 30, 2004 is approximately $269 million. A 100 basis point change in market interest rates would result in a change of approximately $8 million in the fair value of the Company’s debt at June 30, 2004.

     The following table outlines the Company’s debt maturities as of June 30, 2004 (in 000s):

	Payments by Period
	Total	2004		2005-2006	2007-2008	Thereafter
Mortgage Notes Payable:
Fixed Rate	$247,377	$19,969		$31,358	$129,709	$66,341
Variable rate	87,651	13,472		74,179	—	—

	335,028	33,441		105,537	129,709	66,341
Revolving Credit Facility and Term
Loan — Unsecured	201,300	126,300	(1)	—	75,000	—
Debt Premiums	11,307	1,104		4,422	3,044	2,737

	$547,635	$160,845		$109,959	$207,753	$69,078

(1) The Company has the option to extend the term for one year.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Proposal #1.

The shareholders approved the election of certain directors as follows:

Election of Directors	For	Withhold
Donald E. Callaghan	23,261,614	18,804
Jonathan D. Eilian	23,261,614	18,804
John S. Moody	23,261,614	18,804

Directors whose term of office continued after the Annual Meeting of Shareholders are as follows:

David F. McBride Jeffrey E. Kelter Rodney B. Berens Russell C. Platt David M. Sherman Robert F. Savage, Jr. Richard M. Cummins

Proposal # 2.

The shareholders approved an amendment to the Declaration of Trust of the Company to provide for the declassification of the Board of Trustees.

For	Against	Abstentions	Unvoted
23,145,205	108,815	26,397	7,596,090

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350

32.2	Certification pursuant to 18 U.S.C. Section 1350

32.3	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

During the three month period ended June 30, 2004 and through July 30, 2004, the Company filed or furnished the following:

i.	A Current Report on Form 8-K, dated May 3, 2004, reported on May 5, 2004, registrant entered into an agreement and plan of merger pursuant to which a partnership among ProLogis and affiliates of investment companies managed by Eaton Vance Management will acquire Keystone and its subsidiaries through mergers of Keystone and Keystone Operating Partnership, L.P. The agreement and plan of merger as well as the voting agreements entered into by the trustees and the press released announcing the mergers.

SIGNATURES OF REGISTRANT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE PROPERTY TRUST

Date: July 30, 2004	By:	/s/ Jeffrey E. Kelter
Jeffrey E. Kelter
President and Chief Executive Officer

Date: July 30, 2004	By:	/s/ Timothy E. McKenna
Timothy E. McKenna
Senior Vice President and Chief Financial Officer

Date: July 30, 2004	By:	/s/ J. Peter Lloyd
J. Peter Lloyd
Senior Vice President and Chief Accounting Officer